Form 10-Q
period 1999-09-30
NOVAMED EYECARE INC
filed 1999-11-15
CIK 1086939

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 0-26625


                             NOVAMED EYECARE, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                               36-4116193

    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

         980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611
                    (Address of principal executive offices)

          Registrant's telephone, including area code: (312) 664-4100

                                --------------

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X]     No [ ]

and

(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]     No [X]

     As of November 9, 1999 there were outstanding 24,098,680 shares of the registrant's common stock, par value $.01 per share.

                             NOVAMED EYECARE, INC.
            FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                     INDEX

          PART OR ITEM                                                                    PAGE
Part I.   FINANCIAL STATEMENTS                                                              3
Item 1.   Interim Condensed Consolidated Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets -- September 30, 1999 and December
            31, 1998                                                                        3

            Condensed Consolidated Statements of Operations -- Three and nine months
            ended September 30, 1999 and 1998                                               5

            Condensed Consolidated Statements of Cash Flows -- Three and nine months
            ended September 30, 1999 and 1998                                               6

            Notes to Interim Condensed Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of Financial Conditions and Results
          of Operations                                                                    11

Part II.  OTHER INFORMATION                                                                18
Item 2.   Change in Securities and Use of Proceeds                                         18
Item 6.   Exhibits and Reports on Form 8-K                                                 19

          Signatures                                                                       20

Part I
------
Item 1.

                               NOVAMED EYECARE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Amounts in thousands)

                                                                      September 30,     December 31,
                              ASSETS                                      1999            1998
                              ------                                  -------------     ------------
                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                               $ 7,124        $ 1,875
    Accounts receivable, net                                                 12,738         11,278
    Due from affiliated providers, net                                          852            110
    Notes receivable from affiliated providers                                  322            393
    Inventory                                                                 2,798          1,490
    Other current assets                                                      2,102          1,240
                                                                       ------------     ----------
      Total current assets                                                   25,936         16,386
Property and equipment, net                                                  14,578          9,893
Notes receivable from related party                                               -            400
Intangible assets, net                                                       41,845         35,660
Other assets, net                                                               290            340
                                                                       ------------     ----------
      Total assets                                                          $82,649        $62,679
                                                                       ============     ==========

        The Notes to Interim Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                              NOVAMED EYECARE, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands, except share data)


                                                                      September 30,     December 31,
               LIABILITIES AND STOCKHOLDERS' EQUITY                       1999              1998
               ------------------------------------                   -------------     ------------
                                                                       (Unaudited)
Current liabilities:
    Accounts payable                                                     $ 3,895           $ 3,142
    Accrued expenses                                                       4,692             3,297
    Income taxes payable                                                     596               427
    Current maturities of long-term debt                                     525               300
                                                                      ----------        ----------
        Total current liabilities                                          9,708             7,166
                                                                      ----------        ----------
Long-term debt, net of current maturities                                    178            20,427
                                                                      ----------        ----------
Deferred income tax liability                                                401             1,702
                                                                      ----------        ----------
Commitments and contingencies
Redeemable convertible preferred stock:
    Series C convertible preferred stock                                       -             6,350
                                                                      ----------        ----------
    Series D convertible preferred stock                                       -            10,080
                                                                      ----------        ----------
Stockholders' equity:
    Series A convertible preferred stock                                       -               117
    Series B convertible preferred stock                                       -                 4
    Common stock ($.01 par value, 26,000,000 shares authorized,
    23,995,618 and 2,751,254 shares outstanding, respectively)               240                28

    Additional paid in capital                                            73,930            17,955
    Retained earnings (deficit)                                           (1,808)            1,072
    Treasury stock, at cost                                                    -            (2,222)
                                                                      ----------        ----------
        Total stockholders' equity                                        72,362            16,954
                                                                      ----------        ----------
        Total liabilities and stockholders' equity                       $82,649           $62,679
                                                                      ==========        ==========



        The Notes to Interim Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except per share data; unaudited)


                                                          Three months ended       Nine months ended
                                                             September 30,           September 30,
                                                          -------------------     -------------------
                                                           1999        1998        1999        1998
                                                          -------     -------     -------     -------
Net revenue:
  Management services                                     $14,413     $ 9,857     $38,839     $24,988
  Surgery and laser centers                                 8,348       5,288      21,638      14,024
  Product sales and other                                   4,408       2,163      11,554       5,581
                                                          -------     -------     -------     -------
    Total net revenue                                      27,169      17,308      72,031      44,593
                                                          -------     -------     -------     -------
Operating expenses:
  Salaries, wages and benefits                              9,813       6,654      27,043      17,430
  Cost of sales and medical supplies                        7,061       4,464      19,321      11,255
  Selling, general and administrative                       6,276       3,768      16,224      10,280
  Depreciation and amortization                             1,274         842       3,499       2,322
  Compensation expense related to stock options             2,472           -       2,690           -
                                                          -------     -------     -------     -------
    Total operating expenses                               26,896      15,728      68,777      41,287
                                                          -------     -------     -------     -------

Income from operations                                        273       1,580       3,254       3,306

Other expense, net                                            225         376       1,265         947
Discount to initial public offering price upon the
  exchange of subordinated notes for common stock           2,425           -       2,425           -
                                                          -------     -------     -------     -------

Income (loss) before income taxes                          (2,377)      1,204        (436)      2,359
Provision (benefit) for income taxes                         (460)        596         409       1,166
                                                          -------     -------     -------     -------

Net income (loss)                                          (1,917)        608        (845)      1,193

Accretion of Series C and Series D convertible
  preferred stock                                           1,441        (232)     (2,035)       (401)
                                                          -------     -------     -------     -------

Income (loss) available to Series A and Series B
  convertible preferred and common stockholders           $  (476)    $   376     $(2,880)    $   792
                                                          =======     =======     =======     =======

Basic earnings per common share                           $  0.05     $  0.03     $  0.04     $  0.05
                                                          =======     =======     =======     =======
Fully diluted earnings (loss) per common share            $ (0.09)    $  0.02     $ (0.18)    $  0.05
                                                          =======     =======     =======     =======

Basic weighted average common shares outstanding           12,654       2,751       5,880       2,751
                                                          =======     =======     =======     =======
Fully diluted weighted average common shares outstanding   21,172      15,376      15,896      15,561
                                                          =======     =======     =======     =======

        The Notes to Interim Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                   1999         1998
                                                                                ---------     --------
Cash flows from operating activities:
 Net income (loss)                                                              $   (845)     $ 1,193
 Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects of purchase transactions:
   Depreciation and amortization                                                   3,499        2,322
   Amortization of deferred compensation                                           2,690            -
   Discount from conversion of subordinated exchangeable notes to common
    stock                                                                          2,425            -
   Deferred taxes                                                                 (1,491)           -
   Minority interest                                                                   -          (13)
   Changes in non-cash working capital items                                      (2,517)      (3,155)
                                                                                --------      -------
       Net cash provided by operating activities                                   3,761          347
                                                                                --------      -------

Cash flows from investing activities:
 Purchases of property and equipment                                              (6,428)      (3,141)
 Acquisitions of affiliated entities                                              (6,982)      (1,313)
 Receipts of notes receivable from affiliated providers                              472          935
                                                                                --------      -------
       Net cash used in investing activities                                     (12,938)      (3,519)
                                                                                --------      -------

Cash flows from financing activities:
 Borrowings under revolving line of credit                                        23,400        4,700
 Payments under revolving line of credit                                         (31,885)      (1,450)
 Payments of subordinated debt                                                    (2,200)           -
 Proceeds from the issuance of stock, net of transaction costs                    25,404        3,024
 Payments for the redemption of preferred stock, net of transaction costs              -       (5,228)
 Other long-term debt and capital lease obligations                                 (293)        (283)
                                                                                --------      -------
       Net cash provided by financing activities                                  14,426          763
                                                                                --------      -------

Net increase (decrease) in cash and cash equivalents                               5,249       (2,409)

Cash and cash equivalents, beginning of period                                     1,875        4,009
                                                                                --------      -------

Cash and cash equivalents, end of period                                        $  7,124      $ 1,600
                                                                                ========      =======

        The Notes to Interim Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1998 filed by NovaMed Eyecare Inc. (the "Company") with the Securities and Exchange Commission on Form S-1 on August 18, 1999. The unaudited interim condensed consolidated financial statements as of September 30, 1999 and September 30, 1998, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.   EARNINGS (LOSS) PER COMMON SHARE

     Prior to the Company's initial public offering on August 18, 1999, the Company had multiple classes of convertible preferred stock outstanding. Upon the completion of the initial public offering, all outstanding classes of preferred stock converted into common stock of the Company. In addition, $9.7 million of face amount subordinated exchangeable promissory notes were exchanged into 1,516,000 shares of common stock. For the computation of earnings per share, the Series A and Series B Preferred Stock was assumed to be outstanding through the initial public offering date of August 18, 1999.

     Since the Series A and Series B Convertible Preferred Stock participated along with the common stock in the Company's earnings, the Company used the two class method for the calculation of earnings per share (EPS). Under the two class method, earnings or loss is allocated to the Series A and Series B convertible preferred stock as one class, and to common stock as a second class. For each class of stock, Basic EPS is calculated by dividing allocated earnings
(loss) allocable to the class by the weighted average number of shares outstanding of that class during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. Potential common shares consist of outstanding options, convertible debt and preferred stock. The dilutive effect of options are calculated using the treasury stock method. The dilutive effect of the Series A and Series B convertible preferred shares are calculated using the if converted method.

     Earnings (loss) per common share is calculated as follows (amounts in thousands, except per share data):

                                                                    Three months ended         Nine months ended
                                                                       September 30,             September 30,
                                                                   ---------------------     ---------------------
                                                                     1999         1998         1999         1998
                                                                   --------     --------     --------     --------
Income (loss) available to Series A and B convertible preferred
 and common stockholders                                           $  (476)      $   376     $(2,880)      $   792
Income (loss) allocated to preferred stockholders                   (1,136)          304      (3,130)          643
                                                                   -------       -------     -------       -------
Income (loss) available to common stockholders--basic              $   660       $    72     $   250       $   149
                                                                   =======       =======     =======       =======
Income (loss) available to common stockholders--diluted            $(1,917)      $   376     $(2,880)      $   792
                                                                   =======       =======     =======       =======

Basic weighted average number of common shares outstanding          12,654         2,751       5,880         2,751
Weighted average number of common shares issuable upon the
 conversion of dilutive preferred shares                             8,518        11,578      10,016        11,892
Effect of dilutive securities--stock options                             -         1,047           -           918
                                                                   -------       -------     -------       -------
Diluted weighted average number of shares outstanding               21,172        15,376      15,896        15,561
                                                                   =======       =======     =======       =======
Earnings (loss) per common share:
  Basic                                                            $  0.05       $  0.03     $  0.04       $  0.05
                                                                   =======       =======     =======       =======
  Diluted                                                          $ (0.09)      $  0.02     $ (0.18)      $  0.05
                                                                   =======       =======     =======       =======

     The effect of the subordinated exchangeable notes is anti-dilutive in all periods presented and, accordingly, is excluded from diluted EPS. Additionally, the effect of the conversion of the Series C and Series D convertible preferred stock is anti-dilutive for the nine months ended September 30, 1999. Also, the effect of dilutive securities--stock options for the three and nine months ended September 30, 1999 have been excluded, as their effect is anti-dilutive.

3.  UNAUDITED PRO FORMA INFORMATION

     In connection with the Company's initial public offering on August 18, 1999, certain noncash, nonrecurring charges were recorded in the accompanying condensed consolidated financial statements. The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

                                                                      Three months ended      Nine months ended
                                                                         September 30,           September 30,
                                                                     --------------------    -------------------
                                                                       1999        1998        1999        1998
                                                                     --------    --------    --------    -------
Income (loss) available to Series A and Series B convertible
  preferred and common stockholders                                  $  (476)    $   376     $(2,880)    $   792
Eliminate compensation expense related to stock options (a)            2,472           -       2,690           -
Eliminate discount to initial public offering price upon the
  exchange of subordinated notes for common stock (b)                  2,425           -       2,425           -
Eliminate preferred stock accretion upon conversion to common
 stock (c)                                                            (1,441)        232       2,035         401
Eliminate interest expense upon debt conversion to common stock (d)        -         200         400         600
Related income tax benefit                                            (1,589)        (99)     (1,866)       (296)
                                                                     -------     -------     -------     -------
Pro forma net income                                                 $ 1,391     $   709     $ 2,804     $ 1,497
                                                                     =======     =======     =======     =======

Pro forma earnings per fully diluted common share                    $  0.06     $  0.03     $  0.12     $  0.07
                                                                     =======     =======     =======     =======

Pro forma weighted average diluted share outstanding                  23,948      21,655      22,894      21,523
                                                                     =======     =======     =======     =======

     Notes:

     (a) Represents the pro forma elimination of the compensation expense associated with the initial public offering-related vesting of certain stock options granted in 1999.
     (b) Represents the pro forma elimination of the additional interest expense which resulted from the exchange of subordinated exchangeable promissory notes into common stock at a discount to the initial public offering price per share.
     (c) Represents the pro forma elimination of the accretion of the Series C and Series D convertible preferred stock through the initial public offering to its estimated fair market value. Upon the completion of the initial public offering, the Series C and Series D convertible preferred stock converted into common stock.
     (d) Represents the pro forma elimination of the interest expense from the subordinated exchangeable promissory notes which were converted to common stock at the time of the IPO.

4.   STOCKHOLDERS' EQUITY

     On August 18, 1999, the Company sold 3,000,000 new shares of common stock at a public offering price of $8.00 per share. Net proceeds were approximately $20.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, the underwriters exercised their over-allotment option on September 1, 1999, to acquire an additional 600,000 shares of the Company's common stock at $8.00 per share, contributing $4.5 million of additional net proceeds.

     In connection with the Company's initial public offering, holders of $9.7 million face amount subordinated exchangeable promissory notes exchanged their notes for 1,516,000 shares of the Company common stock at an exchange ratio of $1.00 worth of common stock, based upon the initial public offering price of $8.00, for each $0.80 worth of outstanding principal on the notes. The Company recorded approximately $2.0 million, net of tax benefit, of additional noncash, nonrecurring interest expense during the three months ended September 30, 1999 based upon the difference between the $1.00 worth of common stock and the $0.80 worth of outstanding principal.

     In connection with the Company's initial public offering, approximately
16.3 million shares of Series A, Series B, Series C and Series D preferred stock, which represented all of the issued and outstanding shares of preferred stock on the date of the offering, converted into common stock of the Company. Prior to the initial public offering, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of the Company's control, generally accepted accounting principles require that until the redemption date, the Company increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. This accretion is deducted from net income in the accompanying consolidated financial statements to arrive at the income available for common stockholders. Although the Company did not have an independent appraisal, it estimated the potential future redemption value based upon various transactions with third parties, through comparison to similar public companies and the initial price range established during the filing of the Company's registration statement on Form S-1. Based upon these estimates, the Company recorded accretion of $739 and $3.5 million for the twelve months ended December 31, 1998 and the six months ended June 30, 1999, respectively. Since the redemption feature of the Series C and Series D stock terminated on the effectiveness of the initial public offering, the Company was required to record an accretion adjustment up to the effective date of the offering. Based upon the actual public offering price of $8.00 per share, the Company recorded its final accretion adjustment of $1.4 million to reduce the carrying value of the preferred stock during the three months ended September 30, 1999.

     During July 1999, the Company fully vested all stock options granted from February 1, 1999 through July 23, 1999, contingent on the completion of the initial public offering. The Company issued stock options to acquire 1,050,800 shares of common stock during this time period at exercise prices below the estimated fair market value. Accordingly, the Company recorded $1.6 million, net of tax, as compensation expense during the three months ended September 30, 1999 related to the accelerated vesting of these options.

5.   OPERATING SEGMENTS

     The table below presents information about operating data and segment assets, adjusted to exclude the effects of the non-cash, non-recurring items discussed in note 2 above, used by the chief operating decision maker of the Company as of and for the three and nine months ended September 30, 1999 and 1998:

                                           Management    Surgery and       Product
                                            Services    Laser Centers  Sales and Other   Corporate   Eliminations     Total
                                           -----------  -------------  ----------------  ----------  -------------  ---------
Three months ended September 30, 1999
-----------------------------------------
 Net revenue                                  $17,224         $ 8,348          $ 4,408     $     -        $(2,811)   $27,169
 Earnings before tax                            1,686           3,234              495      (2,895)             -      2,520
 Depreciation and amortization                    298             238               50         688              -      1,274
 Interest (income)                                 (5)              -               (5)        (63)             -        (73)
 Interest expense                                   1               1                -         293              -        295
 Identifiable assets                           13,813           8,945            4,206      55,685              -     82,649

Three months ended September 30, 1998
-----------------------------------------
 Net revenue                                  $13,196         $ 5,288          $ 2,163     $     -        $(3,339)   $17,308
 Earnings before tax                            1,805           1,842              180      (2,623)             -      1,204
 Depreciation and amortization                    231             130                1         480              -        842
 Interest (income)                                 (4)              -               (3)        (62)             -        (69)
 Interest expense                                   3               -                -         407              -        410
 Identifiable assets                           10,674           6,392            1,009      40,391              -     58,466

Nine months ended September 30, 1999
-----------------------------------------
 Net revenue                                  $47,316         $21,638          $11,554     $     -        $(8,477)   $72,031
 Earnings before tax                            4,626           8,336            1,241      (9,124)             -      5,079
 Depreciation and amortization                    827             633              101       1,938              -      3,499
 Interest (income)                                (14)              -              (28)       (104)             -       (146)
 Interest expense                                   3               2                -       1,020              -      1,025
 Identifiable assets                           13,813           8,945            4,206      55,685              -     82,649

Nine months ended September 30, 1998
-----------------------------------------
 Net revenue                                  $32,163         $14,024          $ 5,581     $     -        $(7,175)   $44,593
 Earnings before tax                            4,013           4,908              408      (6,970)             -      2,359
 Depreciation and amortization                    619             371                3       1,329              -      2,322
 Interest (income)                                 (9)              -               (7)       (226)             -       (242)
 Interest expense                                  12               -                1       1,098              -      1,111
 Identifiable assets                           10,674           6,392            1,009      40,391              -     58,466

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

   Except for historical information, statements relating to NovaMed's plans, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties, actual strategies and results in future periods may differ materially from those currently expected.

   The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three and nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

     Net Revenue. Net revenue increased 57.0% from $17.3 million to $27.2 million. Management services revenue increased 46.2% from $9.9 million to $14.4 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Surgery and laser center revenue increased 57.9% from $5.3 million to $8.3 million, primarily as a result of a 165.8% increase in laser vision correction procedures, compared to the same three months of 1998. The increase in laser vision correction procedures was a result of both an increase in the overall demand for the procedure as well as an increase in the number of our affiliated eye care professionals performing the procedures. We also experienced a 16.7% increase in the number of cataract and other eye related surgical procedures, compared to the three months ended September 30, 1998. Product sales revenue increased 103.8% from $2.2 million to $4.4 million, primarily as a result of the acquisition of Midwest Uncuts, Inc. in January 1999.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 47.5% from $6.7 million to $9.8 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 38.4% to 36.1%. The absolute increase in salaries, wages and benefits expense primarily reflects the additional payroll incurred as a result of new acquisitions and affiliations as well as increased head count necessary to accommodate increased laser vision correction volume. The decrease in salaries, wages and benefits expense as a percentage of revenue was a result of better utilization of staff due primarily to the increased volume of laser vision correction, cataract and other eye related surgical procedures.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 58.2% from $4.5 million to $7.1 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 25.8% to 26.0%. The absolute increase in cost of sales and medical supplies expense is primarily a result of the January 1, 1999 acquisition of Midwest Uncuts, Inc. and of higher volumes at our optical products purchasing organization, the NovaMed Alliance. The increase in laser vision correction procedures and the related supply costs also contributed to the absolute increase during the period. In general, our optical laboratories and the NovaMed Alliance have higher cost of sales as a percentage of revenue than the optical retail outlets of our affiliated eye care professionals.

     Selling, General and Administrative. Selling, general and administrative expense increased 66.6% from $3.8 million to $6.3 million. As a percentage of revenue, selling, general and administrative expense increased from 21.8% to 23.1%. The absolute increase in selling, general and administrative expenditures related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business and acquisitions. In addition, we increased our information technology expenditures related to our enterprise-wide information systems and other programs supporting our laser vision correction business.

     Depreciation and Amortization. Depreciation and amortization expense increased 51.3% from $842,000 to $1.3 million. Acquisitions and affiliations and increased capital expenditures have increased overall amortization expense.

     Compensation Expense Related to Stock Options. During July 1999, we fully vested all stock options granted from February 1, 1999 through July 23, 1999. We issued stock options to acquire 1,050,800 shares of our common stock during this time period, which were granted with exercise prices below the fair market value. Accordingly, we recorded $1.6 million, net of tax, as compensation expense related to those options which became fully vested on the completion of our initial public offering.

     Other Expense. Other expense decreased 40.2% from $376,000 to $225,000. The decrease in other expense was primarily related to the reduction of interest expense as a result of the reduction of outstanding indebtedness from the application of the proceeds of our initial public offering, which occurred on August 18, 1999. In addition, $9.7 million of our subordinated exchangeable promissory notes were exchanged for our common stock in connection with our initial public offering at an exchange ratio of $1.00 worth of our common stock, based upon the initial public offering price, for each $0.80 worth of outstanding principal on the notes. We recorded the net difference between the $1.00 worth of common stock and the $0.80 worth of outstanding principal on the note as a nonrecurring, noncash interest expense of $2.0 million, net of tax benefits.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense and excludes the effects of the noncash, nonrecurring initial public offering-related expenses described above. Our effective tax rate decreased to 44.8% from 49.4%, due to a higher level of earnings in the three months ended September 30, 1999 compared to the relatively fixed amount of nondeductible goodwill.

   Accretion of Series C and Series D Convertible Preferred Stock. In connection with the Company's initial public offering, approximately 16.3 million shares of Series A, Series B, Series C and Series D preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into common stock of the Company. Prior to the initial public offering, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right is outside of the Company's control, generally accepted accounting principles require that until the redemption date, the Company increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. This accretion is deducted from net income in the accompanying consolidated financial statements to arrive at the income available for common stockholders. Although the Company did not have an independent appraisal, it estimated the potential future redemption value based upon various transactions with third parties, through comparison to similar public companies and the initial price range established during the filing of the Company's registration statement on Form S-1. Based upon these estimates, the Company recorded accretion of $739,000 and $3.5 million for the twelve months ended December 31, 1998 and the six months ended June 30, 1999, respectively. Since the redemption feature of the Series C and Series D stock terminated on the effectiveness of the initial public offering, the Company was required to record an accretion adjustment up to the effective date of the offering. Based upon the actual public offering price of $8.00 per share, the

Company recorded its final accretion adjustment of $1.4 million to reduce the carrying value of the preferred stock during the three months ended September 30, 1999.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

     Net Revenue. Net revenue increased 61.5% from $44.6 million to $72.0 million. Management services revenue increased 55.4% from $25.0 million to $38.8 million. The increase in management services revenue was primarily related to overall increases in laser vision correction, cataract and other eye related surgical procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. These new affiliations included a number of optical retail outlets that also contributed to the increase in management services revenue. Surgery and laser center revenue increased 54.3% from $14.0 million to $21.6 million, primarily related to better utilization of our surgery and laser centers and a 199.7% increase in laser vision correction procedures, compared to the same period in 1998. In addition, we experienced a 26.3% increase in the number of cataract and other eye related surgical procedures, compared to the same period in 1998. Product sales revenue increased 107.0% from $5.6 million to $11.6 million, primarily as a result of the acquisition of Midwest Uncuts, Inc. in January 1999 and higher volumes at the NovaMed Alliance.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 55.2% from $17.4 million to $27.0 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 39.1% to 37.5%. Approximately half of the absolute increase in salaries, wages and benefits expense was a result of acquisitions and affiliations. We also invested in additional personnel, including sales, marketing and information technology personnel, in the nine months ended September 30, 1999 as part of our growth strategy relating to laser vision correction. We expect to continue our investment in personnel to further support the growth of laser vision correction.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased approximately 71.7% from $11.3 million to $19.3 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 25.2% to 26.8%. The absolute increase in these expenses during the nine months ended September 30, 1999 was primarily related to the acquisition of Midwest Uncuts, Inc., increased volume of laser vision correction, cataract and other eye related surgical procedures performed in our eye surgery and laser centers as well as the increased costs associated with increased sales at the NovaMed Alliance. The increase in the cost of sales and medical supplies expense as a percentage of revenue was primarily due to increased sales at our optical laboratories and the NovaMed Alliance, which generally sells products with a higher cost of sales as a percentage of revenue than our other sources of revenue.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately 57.8% from $10.3 million to $16.2 million. As a percentage of revenue, selling, general and administrative expense decreased from 23.1% to 22.5%. The absolute increase in selling, general and administrative expenditures related primarily to information technology and marketing to support our growth related to laser vision correction and the effects of acquisitions. Our selling, general and administrative expense as a percentage of revenue declined as a result of spreading fixed operating costs over an increased revenue base.

     Depreciation and Amortization. Depreciation and amortization expense increased 50.7% from $2.3 million to $3.5 million. Increased capital spending and acquisitions were the primary cause of the increase.

     Compensation Expense Related to Stock Options. During July 1999, we fully vested all options granted from February 1, 1999 through July 23, 1999. We issued options to acquire 1,050,800 shares of our common stock during this time period, which were granted with exercise prices below the fair market value. Accordingly, we recorded $1.6 million, net of tax, as compensation expense related to those options which became fully vested on the completion of our initial public offering.

     Other Expense. Other expense increased 33.6% from $947,000 to $1.3 million. Other expense was primarily related to interest expense, resulting from additional borrowings used primarily to fund acquisitions and capital expenditures. In addition, $9.7 million of our subordinated exchangeable promissory notes were exchanged for our common stock in connection with our initial public offering at an exchange ratio of $1.00 worth of our common stock, based upon the initial public offering price, for each $0.80 worth of outstanding principal on the notes. We recorded the net difference between the $1.00 worth of common stock and the $0.80 worth of outstanding principal on the note as a nonrecurring, noncash interest expense of $2.0 million, net of tax benefits.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense and excludes the effects of noncash, nonrecurring initial public offering-related expenses described above. Our effective tax rate declined from 49.4% to 44.8%, due to a higher level of earnings for the nine months ended September 30, 1999 compared to the relatively fixed amount of nondeductible goodwill.

   Accretion of Series C and Series D Convertible Preferred Stock. In connection with the Company's initial public offering, approximately 16.3 million shares of Series A, Series B, Series C and Series D preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into common stock of the Company. Prior to the initial public offering, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right is outside of the Company's control, generally accepted accounting principles require that until the redemption date, the Company increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. This accretion is deducted from net income in the accompanying consolidated financial statements to arrive at the income available for common stockholders. Although the Company did not have an independent appraisal, it estimated the potential future redemption value based upon various transactions with third parties, through comparison to similar public companies and the initial price range established during the filing of the Company's registration statement on Form S-1. Based upon these estimates, the Company recorded accretion of $2.0 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     We generated cash from operating activities for the nine months ended September 30, 1999 of $3.8 million. We used $12.9 million in our investing activities during the nine months ended September 30, 1999, which included six acquisitions and the purchase of property and equipment. We used net bank borrowings of $8.4 million, the net proceeds from the issuance of stock of $25.4 million, and net cash from operating activities to fund our investing activities and to retire subordinated debt and other debt obligations. As of September 30, 1999, we had cash and cash equivalents of approximately $7.1 million and working capital of approximately $16.2 million.

     In May 1999, we increased our revolving credit facility to $35 million. Advances under the credit facility are secured by substantially all of our assets. The credit agreement expires in July 2000. Interest is payable at an annual rate equal to our lender's published base rate minus .50% or LIBOR plus a range from 1.5% to 2.0%, varying upon our ability to meet financial covenants. As of September 30, 1999, the annual rate was approximately 6.9%. Our credit agreement includes a commitment fee of .375% for the unused portion during the commitment period. Our credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, ratios that define borrowing availability and restrictions on the payment of dividends. As of September 30, 1999, we were in compliance with all of our credit agreement covenants. We had no amount outstanding as of September 30, 1999.

     We expect that the proceeds from our initial public offering, our funds from operations and our existing revolving credit facility will be sufficient to fund our operations for at least 12 months. We are currently in the process of renegotiating our revolving credit facility to extend beyond July 2000. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our laser vision correction services and facilities, expansions and the future cost of surgical equipment.

     All of our current FDA-approved lasers are subject to a supply agreement with Summit Technology, Inc. Under this agreement, we utilize Summit-manufactured lasers for periods ranging from 36 to 42 months. During these periods, we pay Summit monthly based on the number of procedures performed with each laser. We are required to pay for a minimum number of procedures on each laser during the commitment period, whether or not these procedures are actually performed. As of October 31, 1999, we have entered into commitments to pay Summit approximately $7.0 million during the term of these commitments, with $4.8 million remaining to be paid.

     In connection with the exchange of $9.7 million of our subordinated exchangeable promissory notes, we have agreed to lend each of these noteholders on April 1, 2000 an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of our common stock received in the exchange which they still own on April 1, 2000. We estimate the aggregate amount of these tax loans will not exceed $4 million. Each of the tax loans will be non-interest bearing, non-recourse to the debtor and secured by a number of shares of our common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of our common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of our common stock previously issued in exchange for a note and owned by the debtor on April 1, 2000. The tax loans also will be payable by the debtors upon our demand for payment. Currently, we intend to allow the debtors to repay these loans as they dispose of their shares of our common stock. We also have agreed to reimburse these debtors, on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

Year 2000 Readiness and Related Risks

     The year 2000 issue relates to computer programs that have time-sensitive hardware and software being unable to recognize or to interpret dates beyond the year 1999. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, bill and collect fees or engage in other business activities.

     We have established a task force that includes operations, information technology, accounting and legal personnel. Our task force has undertaken, but has not yet completed, an assessment of our state of readiness and the potential impact of any year 2000 risks. To date, the task force has focused on the following areas to assess as to year 2000 readiness:

     .  Core business systems

     . Third party payors, product and equipment manufacturers and other suppliers

     .  Physical facility systems

     For each of these areas, the task force has been assessing systems potentially susceptible to year 2000 compliance issues, and where appropriate, we have been developing and implementing corrective actions and testing to ensure compliance. We believe that we are devoting the necessary resources to identify and resolve any significant year 2000 issues in a timely manner.

     Core Business Systems. Our core business systems primarily consist of management and financial accounting systems. We use our management systems to schedule patients, to bill payors for services rendered and to obtain operational productivity data. We use our financial accounting systems to pay vendors, to record transactions and for financial reporting. In evaluating these systems, we received written confirmation from vendors that the enterprise system software, hardware and network operating systems included in our management and financial systems are year 2000 compliant.

     All of our locations as well as the eye care clinics of our affiliated eye care professionals are currently using our financial accounting systems. Most of our locations as well as the eye care clinics of our affiliated eye care professionals are currently using our management systems, with the remaining locations expected to be incorporated into our management systems by the end of the first quarter of 2000. One of the eye care clinics of our affiliated eye care professionals in the St. Louis region currently uses a management system that is not year 2000 compliant. We will perform the necessary upgrades to this system to ensure year 2000 readiness. If we are not able to complete the upgrades of this facility as scheduled, this may adversely affect our ability to seek reimbursement from Medicare and other third party payors on a timely basis for this affiliated eye care clinic, although we believe this effect would not be material to us because this facility does not account for a significant portion of our accounts receivable.

     Third Party Payors, Product and Equipment Manufacturers and Other Suppliers. Some surgery procedures, primarily cataract removal, performed at our surgery and laser centers or the eye care clinics of our affiliated eye care professionals are covered by governmental reimbursement programs, including Medicare, or third party payors, including private insurance companies. Medicare has publicly announced that it believes its systems are year 2000 compliant. Medicare has also publicly announced that it has established redundant systems certified by independent consultants as year 2000 compliant, which are intended to serve as "back up" systems in the event their assessment of their primary systems proves inaccurate. Our task force is in the process of reviewing the Internet web sites of third party payors that provide a material portion of payments we or our affiliated eye care professionals receive for surgical and clinical procedures to assess their year 2000 readiness. If we are unable to determine the year 2000 readiness of these payors, or need to address year 2000 issues we identify, we intend to contact these payors to request additional information about their year 2000 readiness, in an attempt to mitigate the related collection risks to us.

     We rely on third party manufacturers and suppliers for lasers and laser surgery-related products and equipment, utilities and other key supplies and services, and we are in the process of reviewing the Internet web sites of a number of our equipment manufacturers and suppliers to assess their year 2000 readiness. Most of our excimer lasers are manufactured by Summit Technology, Inc. Representatives from Summit have informed us that its lasers utilize a system clock that recognizes years in a four digit format, and therefore, its lasers will function without any effect upon safety or efficiency upon a change of date to the year 2000. We have not incurred, and do not believe we will incur, material costs related to any inquiry as to the year 2000 readiness of our third party payors, product and equipment manufacturers and other suppliers.

     Physical Facility Systems. We are continuing to evaluate the year 2000 readiness of our physical facility systems, including phone, power, security, heating, ventilation and air conditioning systems. We have requested information from the providers of our physical facility systems, and we intend to make second requests relating to non-responses. Unsatisfactory responses or non-responses from critical suppliers will be evaluated on a case by case basis in an attempt to mitigate any risk to us.

     In addition to any remedial actions taken during the remainder of 1999, we have implemented a year 2000 contingency plan that primarily involves purchasing amounts of inventory so that we will be able to continue to operate to help support our eye surgery and laser centers, and our affiliated eye care professionals will be able to operate their eye care clinics, in the event of any supply shortages resulting from any year 2000 problems experienced by our suppliers. These purchases will be made incrementally over the remainder of 1999. Each of the eye care clinics of our affiliated eye care professionals is also capable of manually performing billing, collection and other practice management functions.

PART II.  OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

     On August 23, 1999, the Company completed the sale of 3,000,000 shares, and certain selling stockholders completed the sale of 1,000,000 shares, of the Company's common stock, par value $.01 per share, at a price to the public of $8.00 per share in a firm commitment public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-79271), which the Securities and Exchange Commission declared effective on August 13, 1999. Donaldson Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, William Blair & Company, L.L.C. and DLJdirect Inc. were the lead underwriters for the offering. In connection with the offering, the Company registered and offered the underwriters an option to purchase up to an additional 600,000 shares of common stock at a price of $8.00 per share. The underwriters exercised this option in full on September 1, 1999.

     In addition, upon completion of the initial public offering, all outstanding shares of preferred stock were automatically converted into 16,326,535 shares of NovaMed Eyecare, Inc. common stock.

     Of the $28,800,000 in aggregate proceeds raised by the Company in connection with the offering, $2,016,000 was paid to the underwriters in connection with underwriting discounts and approximately $2,155,000 was incurred by the Company in connection with offering expenses, printing fees, filing fees and legal fees. A significant portion of the legal fees incurred in connection with the offering were paid to the law firm Katten Muchin & Zavis of which Steven V. Napolitano, a member of the Company's board of directors, is a partner. The net offering proceeds to the Company after deducting the foregoing expenses were approximately $24,629,000. The aggregate proceeds to the selling stockholders were $8,000,000 and the net proceeds to the selling stockholders after deducting underwriting discounts were $7,440,000.

     The primary purposes of the initial public offering were to repay all of the Company's bank and subordinated exchangeable debt outstanding following the offering, for working capital and to pursue its laser vision correction strategy through new affiliations, acquisitions and expansions in existing and future markets. The Company used approximately $22,800,000 of the proceeds to repay its bank and subordinated exchangeable debt, and approximately $1,829,000 for working capital.

Sales of Unregistered Securities

     From July 1, 1999 through September 30, 1999, the Company issued unregistered securities to a limited number of persons as described below:

     1. On July 16, 1999, the Company issued 75,000 shares of common stock to an affiliated professional entity in connection with the acquisition of the Company's clinical research business.

     2. From August 12, 1999 through September 22, 1999, an aggregate of 45,250 shares of common stock were issued to employees and directors upon exercise of options under the Company's Stock Incentive Plan.

     No underwriters were engaged in connection with the foregoing sales of securities. The sale of securities listed in item 1 above was made in reliance upon the exemptions from registration in Section

4(2) of the Securities Act of 1933 for transactions not involving a public offering. Issuances of shares upon exercise of options listed in item 2 were made under Rule 701 promulgated under the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
         Exhibit 27 - Financial Data Schedule

     B.  Reports on Form 8-K
         The Company did not file any reports on Form 8-K during the third quarter of 1999

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Ronald G. Eidell                     November 15, 1999
--------------------                     -----------------

Ronald G. Eidell                                Date
Executive Vice President, Chief
Financial Officer and Secretary


/s/ Martin A. Koehler                    November 15, 1999
---------------------                    -----------------

Martin A. Koehler                               Date
Vice President Finance and
Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number    Exhibit Name
------    ------------

27        Financial Data Schedule