Form 10-K
period 1999-12-31
NOVAMED EYECARE INC
filed 2000-03-30
CIK 1086939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                        Commission File Number: 0-26625

                             NOVAMED EYECARE, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-4116193
                                                    (I.R.S. Employer
    (State or other jurisdiction                   Identification No.)
  of incorporation or organization)

         980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (312) 664-4100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

                        Preferred Stock Purchase Rights
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's 14,256,560 shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 24, 2000 was $176,424,930. The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 24, 2000 was 24,398,584.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

   Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies which could cause our actual results, performance or achievements in 2000 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: the acceptance of laser vision correction and other refractive surgical procedures by eye care professionals and the general public; our ability to establish and maintain profitable affiliations with eye care professionals; the adoption of competing new technologies for vision correction surgery; reductions in prices for laser vision correction procedures and other reimbursement rates; proposed health care reforms; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors that Could Affect our Operations." We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

   Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed Eyecare, Inc. and its consolidated subsidiaries.

General

   We are an eye care services company focused on laser vision correction. We are currently conducting operations primarily in six core regional markets:
Chicago, Illinois; Kansas City, Missouri; Louisville, Kentucky; Richmond, Virginia; St. Louis, Missouri; and the Atlanta, Georgia and Chattanooga, Tennessee metropolitan areas.

   We were originally organized as a Delaware limited liability company in March 1995, under the name NovaMed Eyecare Management, LLC. In connection with a capital infusion from venture capital investors, in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, responsible for overall strategic planning, with NovaMed Eyecare Management, LLC as an operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In June 1999, we changed the name of our principal operating subsidiary to NovaMed Eyecare Services, LLC. In August 1999, we consummated our initial public offering.

   As of March 24, 2000, we own and operate:

  . 12 eye surgery and laser centers where our affiliated eye care professionals perform laser vision correction and other eye-related surgical procedures

  . an eye-only research organization with an emphasis on laser vision correction that provides clinical and other research services to eye care device, product and pharmaceutical manufacturers

  . an optical services division that sells eye care products and accessories to eye care professionals, including corrective lenses and eyeglasses produced by our three wholesale optical laboratories, and eyeglass frames and contact lenses purchased from manufacturers by our optical products purchasing organization

   As of March 24, 2000, we also operate under service agreements, seven laser vision correction centers where our affiliated eye care professionals perform laser vision correction surgery.

   Generally, we enter into long-term business relationships, or affiliations, with eye care professionals by:

  . acquiring their non-medical assets including equipment, leasehold interests and working capital

  .  hiring their non-medical personnel

  .  assuming their office leases

  . entering into long-term service agreements with their professional entities

   Under these service agreements, we provide business, information technology, administrative and financial services to our affiliated eye care professionals and their optical retail outlets in exchange for a management fee.

   As of March 24, 2000, we have affiliated with 103 eye care professionals. Our affiliated eye care professionals provide a wide range of eye care services to patients including laser vision correction surgery, basic eye examinations and the diagnosis and treatment of complex eye conditions. Our affiliated eye care professionals currently practice in 56 eye care clinics which are leased and staffed by us. In addition, our affiliated eye care professionals operate 32 optical retail outlets, each of which is located within one of our affiliated eye care clinics, where they sell eyeglasses, contact lenses and other optical products and accessories to patient-consumers. In addition, we have entered into three fixed-site laser agreements in Delaware, Ohio and Illinois.

Industry

 General

   The eye care market consists of a large, diverse group of services and products. The eye care services market includes routine eye examinations as well as diagnostic and surgical procedures that address complex eye and vision conditions. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism. Other frequently treated conditions include cataracts, glaucoma, macular degeneration and diabetic retinopathy. Eye and vision conditions are typically treated with surgery, pharmaceuticals, prescription glasses, contact lenses or some combination of these treatments. Additional services offered by eye care professionals include research services for eye care devices or pharmaceuticals being developed or tested in clinical trials. The optical products market consists of the manufacture, distribution and sale of optical goods including corrective lenses, eyeglasses, frames, contact lenses and other optical products and accessories.

   Eye care represents one of the largest health care service and product markets in the U.S. Projected annual spending in 2001 for health care costs associated with eye and vision conditions is expected to be $29 billion, while annual spending on retail optical products is expected to be an additional $18 billion, representing a total market of approximately $47 billion.

 Vision Correction Surgery

   According to industry sources, over 161 million people in the U.S. require eyeglasses or contact lenses to correct refractive vision conditions which result from the improper curvature of the cornea. If the cornea's curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the person will see a blurred image. The three most common refractive conditions are:

  . myopia, commonly referred to as nearsightedness, which is caused by a steepening of the cornea, resulting in the blurring of distant objects

  . hyperopia, commonly referred to as farsightedness, which is caused by a flattening of the cornea, resulting in the blurring of close objects

  . astigmatism, in which images are not focused on any point due to the varying curvature of the eye along different axes, which results in a distorted view of images

   Recently, new surgical technologies and techniques have been introduced for surgical correction of common vision conditions which result from the improper curvature of the cornea. Radial Keratotomy, or RK, introduced in the U.S. in the 1970s, was the first surgical technique approved for vision correction. RK procedures require a delicate surgical technique and significant physician training, and the procedure can result in the instability of the eye over a period of months to years. Use of an excimer laser to alter the curvature of the cornea has become the most common method of surgical vision correction. Although not approved in the U.S. for general use until 1996, Photorefractive Keratectomy, or PRK, was introduced abroad in 1988, as the first vision correction surgery that used laser technology. PRK offers several advantages over RK, including a shorter, simpler procedure, a less substantial training requirement for ophthalmologists and fewer complications. However, the procedure proved to be more painful and typically required three to six weeks of recovery time before full visual acuity was restored, with the potential that full benefit of the procedure would not be realized for up to six months.

   Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. LASIK offers the ease-of-use benefits to ophthalmologists afforded by PRK, while providing:

  .  significant reductions in patient pain or discomfort

  . patient recovery times ranging from a few hours after the procedure to two weeks

  .  reduced complication rates

   In the LASIK procedure, an ophthalmologist uses an automated microsurgical instrument to peel back a thin layer of corneal tissue which remains hinged to the eye. A number of laser pulses are then applied to the cornea to remove tissue and thereby correct the patient's vision by flattening the shape of the cornea in nearsighted patients and steepening the shape of the cornea in farsighted patients. After the surgeon replaces the layer of corneal tissue, no bandages are required and most patients experience virtually no discomfort. A LASIK procedure typically takes 10 to 15 minutes from set-up to completion, with the length of time of the actual laser treatment lasting 15 to 90 seconds, depending on the degree of correction required. LASIK is performed in an outpatient setting, with only topical anesthesia. Only ophthalmologists are licensed to perform LASIK, although optometrists are actively involved in identifying appropriate candidates for the procedure and in providing pre- and post-operative care.

   The number of vision correction procedures performed in the U.S. has expanded rapidly since 1996, primarily as a result of the advantages of the LASIK procedure. In 1999, eye care professionals performed an estimated 1 million laser vision correction surgery procedures in the U.S., representing an increase of 113% over the approximately 470,000 procedures performed in 1998, with volume projected to grow to approximately 2 million procedures in 2001. Industry forecasts estimate 1.5 million laser vision correction surgery procedures being performed in 2000. Despite this rapid growth, the number of vision correction surgery patients in 1999 represented 0.3% of the 161 million people with refractive vision conditions in the U.S.

 Other Eye Care Services

   Cataract Surgery. Cataract surgery is currently the most widely performed surgical procedure in the U.S. A cataract occurs when the normally transparent lens of the eye becomes cloudy as part of the aging process. In cataract surgery, the ophthalmologist removes the clouded natural lens and replaces it with a synthetic intraocular lens. Cataract surgery is typically performed on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. According to the American Society of Cataract and Refractive Surgery, more than 60% of people over the age of 60 have some degree of cataract formation. Cataract procedures are expected to continue to increase for the next several years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the preponderance of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers.

   Other Eye Disorders. Other common eye disorders include glaucoma, macular degeneration and diabetic retinopathy. Glaucoma is one of the leading causes of preventable blindness in the U.S. and the single most common cause of blindness among African-Americans. By 2030, industry sources project that the number of glaucoma cases diagnosed will double, primarily as a result of the aging of the general population and an increase in the average life span. Age-related macular degeneration is the leading cause of visual impairment for persons age 75 and older, and it is the most common cause of new cases of visual impairment among those over age 65. Diabetic retinopathy is a leading cause of vision loss and blindness. More than 40% of patients with diabetes for 15 years or more have some degree of blood vessel damage that may result in diabetic retinopathy. Incidence of this disease is expected to increase dramatically as a result of a growing number of patients diagnosed with diabetes. Treatment of these eye and vision conditions is generally reimbursed by Medicare and other third party payors.

 Optical Services and Products

   While the number of patient options for vision correction has increased with improved surgical vision correction technologies and techniques, the market for basic optical goods including corrective lenses, eyeglass frames, contact lenses and other optical products and accessories, remains a significant market. According to industry sources, projected 2001 consumer spending is expected to be approximately $18 billion on eyewear. Eyeglass frames are typically sold through retail optical outlets located in optometrist and ophthalmologist clinics, as well as through retail stores.

Our Business Model

   We have focused on building regional clusters of eye surgery and laser centers and affiliated eye care professionals. We structure these regional clusters to achieve a hub and spoke configuration of affiliated eye care professionals around our eye surgery and laser centers. We believe our business model provides us with several advantages in assisting our affiliated eye care professionals in developing a laser vision correction practice. These advantages include our ability to:

  . establish and maintain long-term relationships with leading ophthalmologists and optometrists through access to our eye surgery and laser centers, clinical research capability and range of business, information technology, administrative and financial services

  . assist our affiliated eye care professionals in establishing regional market leadership in laser vision correction through our clinical research, information technology and marketing know-how

  . provide our affiliated eye care professionals with the benefits of regional brand recognition

  . create multiple sources of revenue through the range of business, information technology, administrative and financial services and eye care products that we offer

   We work with our affiliated eye care professionals to develop a patient-consumer approach that we believe benefits not only the growth of their laser vision correction practices, but all aspects of their continuum of eye care services, ranging from basic eye examinations to the treatment of complex eye and vision conditions.

   We have fully implemented our business model in five of our six existing regional markets. We are currently implementing our model in our sixth regional market, the Atlanta, Georgia and Chattanooga, Tennessee metropolitan areas, which we entered through affiliations with eye care professionals beginning in December 1999. We implement our business model by building around the following key components:

 Eye Surgery and Laser Centers and Laser Vision Correction Centers

   We operate 12 eye surgery and laser centers, each of which is a wholly-owned, licensed ambulatory surgical center. Eye care professionals perform laser vision correction, cataract and other eye related surgical procedures at our eye surgery and laser centers. We also operate under service agreements seven laser vision correction centers where our affiliated eye care professionals perform laser vision correction surgery. We also have three fixed-site laser agreements pursuant to which we lease excimer lasers and provide various services to eye care providers in Delaware, Ohio and Illinois. As of March 24, 2000, we have 20 excimer lasers in service and an additional three lasers dedicated to conducting clinical trials. We plan to deploy additional excimer lasers during the remainder of 2000.

   Eighteen of our current FDA-approved lasers are subject to a supply agreement with Summit Technology, Inc. This supply agreement is nonexclusive and we are free to obtain lasers from other laser manufacturers. Under this agreement, we have the right to utilize Summit-manufactured lasers for periods ranging from 36 to 42 months. During these periods, we pay Summit monthly based on the number of procedures performed with each laser. We are required to pay for a minimum number of procedures on each laser during the commitment period, whether or not these procedures are actually performed. Summit may terminate the agreement with respect to any particular laser if we fail, after reasonable cure periods, to comply with the terms of the agreement relating to the particular laser or to pay Summit the required monthly payments. We may terminate the agreement with respect to any particular laser if we satisfy the minimum payment obligations required to be paid to Summit during the term or if the FDA withdraws or materially restricts its approval of the use of Summit's excimer laser. In October 1999, the Food and Drug Administration approved Summit's Apex Plus excimer laser for the treatment of myopia and high myopia with or without astigmatism using LASIK.

 Management Services

   We have long-term service agreements in place with professional entities covering 53 ophthalmologists and 50 optometrists, who provide eye care services in one or more of our 56 eye care clinics. Generally, we seek to cluster eye care clinics within regional markets that can support one or more eye surgery and laser centers. Our strategy involves affiliating with leading eye care professionals within a regional market until we have achieved a cluster of eye care clinics, affiliated eye care professionals and eye surgery and laser centers in a hub and spoke configuration throughout the regional market.

   We provide services, facilities and equipment to our affiliated eye care professionals under long-term service agreements. These service agreements are generally for a 40-year term and require us to provide all of the business, administrative and financial services necessary to operate the eye care clinics and optical retail outlets. These services typically include:

  .  billing, collection and cash management services

  . procuring and maintaining all office space, office and medical supplies, medical and nonmedical equipment, information systems, and furniture and furnishings

  . subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel

  . assisting our affiliated eye care professionals in recruiting additional ophthalmologists and optometrists

  .  all administrative and support services

  .  information technology services

  .  marketing services

  . assisting our affiliated eye care professionals with the establishment and implementation of quality assurance, risk management and utilization review programs

  . assisting our affiliated eye care professionals in obtaining and maintaining federal, state and local licenses and permits

  . negotiating managed care contracts on behalf of our affiliated eye care professionals

   In addition to affiliating with eye care professionals through the acquisition of their nonmedical assets and employees, we are also pursuing application service provider (ASP) contractual relationships with eye care professionals focusing on the deployment of our information technology and laser vision correction capabilities.

Under these alternative arrangements, we intend to provide a core set of services to eye care professionals on a fee-for-service basis. Contrary to our more traditional affiliation model, we do not anticipate under these arrangements acquiring the nonmedical assets or hiring the nonmedical personnel of the eye care professionals. Rather, we will enter into multi-year service agreements pursuant to which we will be the sole and exclusive provider of information technology services and other services integral to the eye care professionals' growth and development of their laser vision correction business. Under these agreements, the eye care professionals will retain control over their day-to-day business operations. The exclusive services that we intend to provide under these agreements include:

  . installation, maintenance and support of our information technology systems

  . installation, maintenance and support of excimer lasers and other equipment used to perform laser vision correction surgery

  . sales and marketing services designed to assist the eye care professionals in growing their laser vision correction business

  . patient financing and credit card services for laser vision correction patients

   Although we are currently negotiating several transactions, we have not yet entered into any of these ASP contractual relationships with any eye care professionals. We anticipate pursuing our traditional contractual affiliation model as well as our new ASP-based model in 2000.

 Optical Services and Products

   We own and operate three full-service wholesale optical laboratories that specialize in surfacing, finishing and distributing corrective lenses and eyeglasses. Our laboratories have in excess of 350 active customers, including affiliated and non-affiliated ophthalmologists, optometrists, opticians and optical retail chains.

   Our optical products purchasing organization allows affiliated and non-affiliated eye care professionals to purchase optical products through us at volume discounts. We have in excess of 700 customers that utilize our optical products purchasing organization. We also provide monthly reports to our customers that allow them to identify purchasing trends and manage their optical product inventories more efficiently. We intend to expand the scope of services offered to our customers by including eye care equipment used in our affiliated and non-affiliated eye care professionals' offices and optical laboratories.

 Research

   We own and operate an eye-only research organization that conducts Phase II--IV clinical trials on eye care devices and pharmaceuticals, with an emphasis on laser vision correction. Our research organization is based in Kansas City, Missouri, and currently has research sponsor agreements relating to approximately 50 clinical studies involving over 500 subjects participating in clinical trials. Our research organization staff has a combined 80 years of research experience, and we have recently hired an individual with over twenty years experience in the research industry to serve as President of the organization.

Our Growth Strategy

   We are focused on the rapidly growing U.S. market for laser vision correction surgery and our goal is to become the leading laser vision correction services and facilities company in each of our existing and future regional markets. We intend to achieve this goal by continuing to establish contractual affiliations with leading eye care professionals and by implementing a growth strategy which includes the following specific components:

   Expanding our presence in existing regional markets. We believe that there are significant growth opportunities in our existing regional markets. These growth opportunities will be driven largely by:

  .  continuing to affiliate with leading eye care professionals

  . acquiring or establishing eye surgery and laser centers and laser vision correction centers

  . expanding our sales and marketing programs to increase demand for laser vision correction surgery

  . integrating our affiliated eye care professionals into strong, regionally branded entities

  . continued development and implementation of our business, information technology, administrative and financial services.

   Selectively Targeting and Entering New Markets. We believe our management team's experience in building and developing successful eye care businesses will enable us to effectively identify new markets. We intend to enter new markets through multiple avenues, including:

  .  acquiring existing or establishing new eye surgery and laser centers

  .  acquiring existing or establishing new laser vision correction centers

  . entering into contractual affiliations with leading ophthalmologists and optometrists, including our application service provider (ASP) contractual relationships

  . developing and implementing our business, administrative and financial services in each new region

   Strengthening the consumer-patient marketing support that we provide our affiliated eye care professionals. We continue to expand our sales and marketing programs, which currently include:

  . regional branding

  .  direct to patient-consumer advertising

  .  patient seminars on laser vision correction

  .  centralized toll-free call centers

  .  corporate and group sales

   In addition, we will continue to pursue new and emerging growth opportunities. These opportunities may involve acquisitions, joint ventures and partnerships that build from our core businesses. Others may involve extensions of our existing capabilities and technologies, including our ASP capabilities.

Competition

   The market for laser vision correction and other refractive surgery is subject to intense competition. In offering laser vision correction services and access to related equipment, we and our affiliated eye care professionals compete with other entities, including:

  .  individual ophthalmologists

  .  refractive laser center companies

  .  other surgery and laser centers

  .  manufacturers of excimer laser equipment

  .  hospitals

In addition, the laser vision correction and other refractive surgery procedures performed by affiliated eye care professionals at our eye surgery and laser centers compete with more traditional non-surgical treatments for refractive conditions, including eyeglasses and contact lenses.

   Eye care professionals interested in deploying excimer laser technology have formed commercial enterprises in order to support the capital requirements for acquiring the lasers and other necessary equipment. The industry today remains highly fragmented, with most procedures performed by independent physician groups. Several refractive laser center companies are developing national operations. In addition, several eye care companies are featuring access to laser vision correction and other refractive surgery services as a component of their eye care practice development activities.

   Our eye surgery and laser centers and affiliated eye care professionals generally compete on the bases of:

  .  quality of patient care

  .  reputation

  .  price

   We compete in fragmented geographic markets and do not face any single, dominant U.S. national competitor. Our competitors in every market are individual doctors, who may practice alone or in groups. Some of these doctors may perform laser vision correction procedures on behalf of competitors who provide services and facilities related to laser vision correction. These corporate providers include TLC The Laser Center, Inc., Laser Vision Centers, Inc., ClearVision Laser Centers, Ltd., LCA-Vision Inc. and ARIS Vision, Inc.

   In the market for providing business, information technology, administrative and financial services to eye care professionals, we primarily compete with VisionAmerica, Inc. and Vision Twenty-One, Inc. The bases for competition in this market include:

  .  service

  .  pricing

  .  strength of delivery network

  .  strength of operational systems

  .  the degree of cost efficiencies

  .  access to surgery facilities

  .  marketing strength

  .  information technology systems

  .  managed care expertise

  .  patient access

  .  quality assessment programs

   Although there are competitors in some of our markets who charge less for the products and services we provide, we believe that our integrated eye care model and alliances with recognized industry leaders afford us a competitive advantage. Similarly, there are competitors of our affiliated eye care professionals who charge less for laser vision correction. However, we believe that industry experience to date suggests that price generally has not been the driving factor in the patient decision regarding laser vision correction.

   Our application service provider (ASP) services will be comprised largely of information technology services and systems, and related business services. The market for information technology systems and services is highly competitive and rapidly changing. Our principal competitors in this area will be software companies that provide practice management software and information technology consulting firms.

   Suppliers of eyeglasses and contact lenses, including, for example, optometric chains, may also compete with us and our affiliated eye care professionals, either by marketing alternatives to laser vision correction or other refractive surgery procedures or by purchasing excimer lasers and offering refractive surgery to their customers.

   We compete in the optical laboratory market on the bases of:

  .  quality of service

  .  breadth of services

  .  reputation

  .  price

   Our three wholesale optical laboratories face a variety of national, regional and local competitors.

   In the market for providing optical group purchasing services, we primarily compete with C&E Vision Group, Block Vision, Vision West and Buyer's Edge. Competition in this market is based upon:

  .  service

  .  price

  . strength of the purchasing organization, including the ability to negotiate discounts

   Although there are competitors in some of our markets that charge less for optical laboratory and optical products purchasing services, we believe that our expertise in providing custom surfacing and finishing in our laboratory and the purchasing services from our optical products purchasing organization afford us a competitive advantage in each of these markets.

Employees

   As of March 1, 2000, we had approximately 1,132 employees, 922 of whom are full-time employees. We are not a party to any collective bargaining agreements.

Trademarks

   We have registered the name, NovaMed Eyecare Management, as a U.S. Service mark.

Governmental Regulation

   As a participant in the health care industry, our operations and the operations of our affiliated ophthalmologists and optometrists are subject to extensive and increasing regulation by governmental entities at the Federal, state and local levels. Many of these laws and regulations are subject to varying interpretations, and we believe courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and some of our activities, or the activities of our affiliated eye care professionals, could be challenged.

   We cannot assure you that Federal or state regulatory authorities would not challenge any of our business operations and arrangements with our affiliated eye care professionals. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend against these challenges regardless of their merit. If we do not successfully defend these challenges, we and our affiliated providers may face a variety of adverse consequences including service agreements being terminated or rendered unenforceable, third party payor agreements being terminated, affiliated providers losing their eligibility to participate in Medicare, Medicaid or other Federal health care programs, or losing other contracting privileges and, in some instances, civil or criminal fines. Under some circumstances, we may be able to redesign or reformulate our relationships or arrangements to address these challenges. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

   The regulatory environment in which we and our affiliated eye care professionals operate may change significantly in the future. Numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements or the structure of our fees, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which may have a material adverse effect on our business, financial condition and results of operations.

   The following is a summary of some of the health care regulatory issues affecting us, our affiliated eye care providers and our respective operations.

 Federal Law

   Anti-Kickback Statute. The Federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other Federal health care programs. Violations of this statute may result in criminal penalties, including imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation, and exclusion from Federal programs including Medicare or Medicaid.

   The Federal anti-kickback statute contains a number of exceptions. In order to address the problems created by the broad language of the statute, Congress directed the Department of Health and Human Services to develop regulatory exceptions, known as safe harbors, to the Federal anti-kickback statute. However, relationships for which there is no safe harbor protection and relationships that do not meet the prescribed safe harbor standards do not necessarily violate the statute.

   Self-Referral Law. Subject to limited exceptions, the Federal self-referral law, known as the "Stark Law," prohibits physicians and optometrists from referring their Medicare or Medicaid patients for the provision of "designated health services" to any entity with which they or their immediate family members have a financial relationship. "Financial relationships" include both compensation and ownership relationships. "Designated health services" include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services. We do not provide "designated health services." Our affiliated providers, however, do provide limited categories of designated health services, specifically, ultrasound services, including A-scans and B-scans, and prosthetic devices, including eyeglasses and contact lenses furnished to patients following cataract surgery.

   Violating the Stark Law may result in denial of payment for the designated health services performed, civil fines of up to $15,000 for each service provided pursuant to a prohibited referral, a fine of up to $100,000 for participation in a circumvention scheme, and exclusion from the Medicare, Medicaid and other Federal health care programs. The Stark Law is a strict liability statute. Any referral made where a financial relationship exists that fails to meet an exception constitutes a violation of the law.

   In January 1998, the government promulgated proposed rules interpreting provisions of the Stark Law. Because the proposed rules leave many ambiguities, it is likely that the final regulations will differ somewhat from the proposal. We cannot predict whether our affiliated professional entities will be affected once final regulations pursuant to the Stark Law are published.

   Civil False Claims Act. The Federal Civil False Claims Act prohibits knowingly presenting or causing to be presented any false or fraudulent claim for payment by the government, or using any false or fraudulent record in order to have a false or fraudulent claim paid. Violations of the law may result in repayment of three times the damages suffered by the government and penalties from $5,000 to $10,000 per false claim. Collateral consequences of a violation of the False Claims Act include administrative penalties and possible exclusion from participation in Medicare, Medicaid and other Federal health care programs.

 State Law

   Anti-Kickback Laws. In addition to the Federal anti-kickback law, a number of states have enacted laws which prohibit the payment for referrals and other types of anti-kickback arrangements. These state laws typically apply to all patients regardless of their source of payment.

   Self-Referral Laws. In addition to the Federal Stark Law, a number of states have enacted laws which require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or compensation relationship. In some states, these restrictions apply regardless of the patient's source of payment.

   Corporate Practice of Medicine Laws. A number of states have enacted laws which prohibit the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state to state. Because the corporate practice of medicine doctrine has been seldom enforced or litigated in the states where we do business, the precise parameters of the doctrine have not been defined, particularly in terms of the management responsibilities that may be delegated to a company that provides management services. Because of this, although we neither employ doctors nor provide medical services, to the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, our service agreements provide that our obligations to perform the act or service is waived. We cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medical doctrine. In such an event, we may be required to redesign or reformulate our relationships with our affiliated eye care professionals and there is a possibility that some provisions of our service agreements may not be enforceable.

   Fee-Splitting Laws. The laws of some states prohibit providers from dividing with anyone, other than providers who are part of the same group practice, any fee, commission, rebate or other form of compensation for any services not actually and personally rendered. Penalties for violating these fee-splitting statutes or regulations may include revocation, suspension or probation of a provider's license, or other disciplinary action. In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. The precise language and judicial interpretation of fee-splitting prohibitions varies from state to state. Courts in some states have interpreted fee-splitting statutes to prohibit all percentage of gross revenue and percentage of net profit management fee arrangements. Other state statutes apply only to prohibit fee splitting in return for referrals.

   Our management fee arrangements differ from those invalidated as unlawful fee splits because they establish a flat monthly fee that is subject to adjustment based on the degree to which actual practice revenues or expenses vary from budget. However, there is some risk that our arrangements could be construed by a state court or enforcement agency to run afoul of state fee-splitting prohibitions. Accordingly, all of our service agreements contain either a reformation provision or a mechanism establishing an alternative fee structure, or both.

   Facility Licensure and Certificate of Need. We may be required to obtain licenses from the state departments of health in states where we open or acquire eye surgery and laser centers. We believe that we have obtained the necessary licenses in states where licenses are required. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing licensure requirements. It is possible that a state regulatory authority could challenge our position. With respect to future expansion, we cannot assure you that we will be able to obtain the required licenses. However, we have no reason to believe that, in states requiring facility licenses, we will not be able to obtain this license without unreasonable expense or delay.

   Some states require a Certificate of Need, or CON, prior to the construction or modification of an ambulatory surgery center, including, for example, our eye surgery and laser centers, or the purchase of specified medical equipment in excess of an amount set by the state. We believe that we have obtained the necessary CONs in states where a CON is required. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing the need for CONs. It is possible that a state regulatory authority could challenge our determination. With respect to future expansion, we cannot assure you that we will be able to acquire a CON in all states where a CON is required.

   Insurance Provisions. Many states also regulate the establishment of various health care provider networks. These laws do not typically affect providers of business and administrative services to professional entities. We are aware, however, of some state insurance regulations requiring organizations involved in specified types of contracting arrangements to register with the state department of insurance and purchase surety bonds. It also is possible that a state could require our licensure as a provider network or organization, health maintenance organization or insurer. However, as long as another entity in the chain of contracts is licensed by the state department of insurance, we believe that we are unlikely to be viewed by any state where we do business as requiring a license from the department. Because we do not enter into any capitated or other risk-sharing contract without an HMO or other licensed entity in the chain of contracts, we believe that we are not required to be licensed under the insurance provisions of any states in which we currently operate. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing the need for licensure. It is possible that a state regulatory authority could challenge our determination. We cannot assure you that we will be able to acquire an insurance license in all states where licensure is required. However, we have no reason to believe that in those states that require an insurance or other license, we will not be able to obtain one.

 Excimer Laser Regulation

   Medical devices, including the excimer lasers used in our eye surgery and laser centers, are subject to regulation by the U.S. Food and Drug Administration, referred to as the FDA. Medical devices may not be marketed for commercial sale in the U.S. until the FDA grants pre-market approval for the device.

   Failure to comply with applicable FDA requirements could subject us, our affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers.

 Regulation of Laser Vision Correction Marketing

   The marketing and promotion of laser vision correction and other vision correction surgery procedures in the U.S. are subject to regulation by the FDA and the Federal Trade Commission, referred to as the FTC. The FDA and FTC have released a joint communique on the requirements for marketing these procedures in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of these procedures and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention. The FDA has traditionally taken the position that the promotion and advertising of lasers by manufacturers and physicians should be limited to the uses approved by the FDA.

Item 2. Properties

   We do not own any real property. We lease space for our corporate headquarters in Chicago, our regional offices, our surgery and laser centers, the clinics of our affiliated eye care professionals and our optical services manufacturing and warehouse operations. In some cases, these facilities are leased from our affiliated eye care professionals and other related parties. See "Item 13--Certain Relationships and Related Transactions." Our corporate offices in the Chicago metropolitan area consist of 8,150 square feet in downtown Chicago, and 10,499 square feet in Des Plaines, Illinois.

   The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple five-year renewal terms at our option. Generally, our eye surgery and laser centers, eye care clinics and optical retail outlets are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 300 to 22,993 square feet, and the terms of these leases have expiration dates ranging from June 30, 2000 to February 29, 2010. Any capacity constraints with our affiliated eye care clinics and optical retail outlets can generally be resolved either through a build-out of adjacent space or the leasing of additional office space in other proximate locations. Depending on state licensing and Certificate of Need issues, addressing capacity constraints in any of our eye surgery and laser centers in a similar manner may require state regulatory approval.

Item 3. Legal Proceedings

   We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter to a vote of our security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Since August 18, 1999, our Common Stock has been traded on the Nasdaq National Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock on the Nasdaq National Market:

                                                                    High   Low
                                                                   ------ -----
   Fiscal year ending December 31, 1999:
     Third Quarter (beginning August 18, 1999).................... $15.63 $7.88
     Fourth Quarter...............................................  11.69  4.81

   On March 24, 1999, the last reported sale price of our common stock was $12.38, and there were approximately 383 holders of record of our common stock. This figure does not consider the number of individual holders of securities that are held in the "street name" of a securities dealer.

Dividends

   We have never paid a cash dividend on our common stock. We plan to retain all future earnings to finance the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on our common stock. Any future determination as to the payment of dividends will be at our board of directors' discretion and will depend on our results of operations, financial condition, capital requirements and other factors our board of directors considers relevant. Moreover, our credit agreement prohibits the payment of dividends on our common stock.

Sales of Unregistered Securities

 January 1, 1999 through June 30, 1999

   On January 1, 1999, we issued 250,000 shares of our Series A convertible preferred stock, par value $0.01 per share, to two individual investors in exchange for all of the capital stock of Midwest Uncuts, Inc.

   On January 8, 1999, we issued 80,000 shares of Series A convertible preferred stock to an individual investor in exchange for 25% of the membership interests in a limited liability company that owns and operates an ambulatory surgery center. As a result of the transaction, we own 100% of the entity.

   On January 15, 1999, we issued 20,000 shares of Series A convertible preferred stock to an affiliated eye care professional in exchange for the eye care professional's shares of the capital stock of an eye care practice.

   On January 22, 1999, we issued 80,000 shares of Series A convertible preferred stock to two corporate investors in exchange for 25% of the membership interests in a limited liability company that owns and operates an ambulatory surgery center. As a result of the transaction, we own 100% of the entity.

   On July 16, 1999, we issued 75,000 shares of common stock to an affiliated professional entity in connection with the acquisition of our clinical research business.

   During the period from January 1, 1999 through June 30, 1999, we issued 100,000 shares of Series A convertible preferred stock and 95,750 shares of common stock upon the exercise of options under our stock incentive plan.

 July 1, 1999 through September 30, 1999

   The information regarding the sale of unregistered securities during the 1999 third quarter is incorporated by reference from Part II, Item 2 of our Form 10-Q as filed with the Securities and Exchange Commission on November 15, 1999.

 October 1, 1999 through December 31, 1999

   On December 31, 1999, we issued 49,485 shares of common stock to an affiliated professional entity in connection with the acquisition of an eye surgery and laser center and substantially all of the nonmedical assets of the affiliated professional entity.

   No underwriters were engaged in connection with the issuance of the foregoing securities. Moreover, the issuance of these securities was made in reliance upon the exemptions from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. The foregoing issuances of shares upon exercise of options were made under Rule 701 promulgated under the Securities Act of 1933.

Item 6. Selected Financial Data

   The consolidated statement of operations data set forth below for the years ended December 31, 1999, 1998, and 1997, and the balance sheet data at December 31, 1999 and 1998, are derived from our respective audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the year ended December 31, 1996, and the consolidated balance sheet data at December 31, 1997 and 1996, are derived from our audited financial statements which are not included in this Form 10-K. The financial data for the year ended December 31, 1995, are derived from our unaudited consolidated financial statements and include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the data for the period presented.

   The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                             Year Ended December 31,
                                     ------------------------------------------
                                       1999     1998     1997    1996     1995
                                     --------  -------  ------- -------  ------
                                      (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenue........................  $102,588  $63,729  $42,408 $15,850  $  568
                                     --------  -------  ------- -------  ------
Recurring operating expenses.......    93,531   58,986   40,387  16,679   1,396
Compensation expense related to
 stock options (a).................     2,690      --       --      --      --
                                     --------  -------  ------- -------  ------
Income (loss) from operations......     6,367    4,743    2,021    (829)   (828)
                                     --------  -------  ------- -------  ------
Discount to initial public offering
 price upon the exchange of
 subordinated notes for common
 stock (a).........................    (2,425)     --       --      --      --
                                     --------  -------  ------- -------  ------
Net income (loss)..................       874    1,706      105    (912)   (807)
Accretion of Series C and Series D
 convertible preferred stock (a)...    (2,035)    (739)     --      --      --
                                     --------  -------  ------- -------  ------
Income (loss) available to Series A
 and Series B convertible preferred
 and common stockholders...........  $ (1,161) $   967  $   105 $  (912) $ (807)
                                     ========  =======  ======= =======  ======
Diluted earnings (loss) per common
 share.............................  $  (0.06) $  0.06  $  0.01 $ (0.08) $(0.46)
                                     --------  -------  ------- -------  ------
Diluted weighted average common
 shares outstanding................    17,965   16,003   17,237  11,358   1,747
                                     ========  =======  ======= =======  ======
Pro forma net income (a)...........  $  4,523  $ 2,111
                                     ========  =======
Pro forma diluted earnings per
 common share......................  $   0.20  $  0.10
                                     ========  =======
Pro forma weighted average number
 of common shares outstanding......    22,476   21,649
                                     ========  =======
                                               As of December 31,
                                     ------------------------------------------
                                       1999     1998     1997    1996     1995
                                     --------  -------  ------- -------  ------
Consolidated Balance Sheet Data:
Cash and cash equivalents..........  $  1,828  $ 1,875  $ 4,009 $ 5,951  $  642
Total assets.......................    88,252   62,679   52,734  27,694   2,034
Total debt, excluding current
 portion...........................       196   20,427   15,838   6,378     --
Redeemable convertible preferred
 stock.............................       --    16,430   12,680   5,794     --
Total stockholders' equity.........    74,781   16,954   18,149  12,755   1,786

--------
Notes:
(a) In connection with our initial public offering consummated on August 18, 1999 (IPO), we recorded noncash, nonrecurring charges for compensation expense related to stock options and a discount to the IPO offering price upon the exchange of subordinated notes for common stock in 1999 and 1998. In addition, we recorded accretion of Series C and Series D convertible preferred stock to increase the carrying value of such stock to its potentially redeemable value. The pro forma net income gives effect to these noncash, nonrecurring charges, as well as the pro forma elimination of the interest expense related to the subordinated notes which were exchanged at the IPO. Please see the notes to consolidated financial statements included elsewhere in this Form 10-K for more discussion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion along with our consolidated financial statements and related notes included herein. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in or implied by forward-looking statements contained in this discussion. Such forward-looking statements are made within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations

   Unaudited Pro Forma Information. In connection with our initial public offering consummated on August 18, 1999 ("IPO"), certain noncash, nonrecurring charges were recorded in our 1999 and 1998 consolidated statements of operations. The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

                                                                Years Ended
                                                                December 31,
                                                               ---------------
                                                                1999     1998
                                                               -------  ------
   Income (loss) available to Series A and Series B
    convertible preferred and common stockholders............. $(1,161) $  967
   Eliminate compensation expense related to stock options
    (a).......................................................   2,690     --
   Eliminate discount to initial public offering price upon
    the exchange of subordinated notes for common stock (b)...   2,425     --
   Eliminate preferred stock accretion upon conversion to
    common stock (c)..........................................   2,035     739
   Eliminate interest expense upon debt conversion to common
    stock (d).................................................     400     800
   Related income tax benefit.................................  (1,866)   (395)
                                                               -------  ------
   Pro forma net income....................................... $ 4,523  $2,111
                                                               =======  ======
   Pro forma earnings per diluted common share................ $  0.20  $ 0.10
                                                               =======  ======
   Pro forma weighted average diluted shares outstanding......  22,476  21,649
                                                               =======  ======

--------
Notes:
(a) Represents the pro forma elimination of the compensation expense associated with the IPO-related vesting of certain stock options granted in 1999.
(b) Represents the pro forma elimination of the additional interest expense which resulted from the exchange of subordinated exchangeable promissory notes into common stock at a discount to the IPO price per share.
(c) Represents the pro forma elimination of the accretion of the Series C and Series D convertible preferred stock through the IPO to its estimated fair market value. Upon the completion of the IPO, the Series C and Series D convertible preferred stock converted into common stock.
(d) Represents the pro forma elimination of the interest expense from the subordinated exchangeable promissory notes which were converted to common stock at the time of the IPO.

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Net Revenue. Net revenue increased 61.0% from $63.7 million to $102.6 million. Management services revenue increased 53.6% from $36.1 million to $55.4 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Surgery and laser center revenue increased 57.0% from $20.1 million to $31.6 million, primarily as a result of a 165.2% increase in laser vision correction procedures, compared to 1998. The increase in laser vision correction procedures was a result of both an increase in the overall demand for the procedure as well as an increase in the number of our affiliated eye care professionals performing the procedure. We also experienced a 13.4% increase in the number of cataract and other eye related surgical procedures, compared to 1998. Product sales revenue increased 106.7% from $7.5 million to $15.6 million, primarily as a result of the acquisition of Midwest Uncuts, Inc., a wholesale optical laboratory, in January 1999.

   Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 48.2% from $25.3 million to $37.4 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 39.6% to 36.5%. The absolute increase in salaries, wages and benefits expense primarily reflects the additional payroll incurred as a result of new acquisitions and affiliations. The decrease in salaries, wages and benefits expense as a percentage of net revenue was a result of better utilization of staff due primarily to the increased volume of laser vision correction, cataract and other eye-related surgical procedures.

   Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 66.7% from $15.8 million to $26.3 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 24.7% to 25.6%. The absolute increase in cost of sales and medical supplies expense is primarily a result of the January 1, 1999, acquisition of Midwest Uncuts, Inc. and of higher volumes at the NovaMed Alliance, our optical products purchasing organization. The increase in laser vision correction procedures and the related supply costs also contributed to the absolute increase during the period. In general, the optical laboratories and the NovaMed Alliance have higher cost of sales as a percentage of revenue than the optical retail outlets of our affiliated eye care professionals.

   Selling, General and Administrative. Selling, general and administrative expense increased 70.3% from $14.6 million to $24.9 million. As a percentage of revenue, selling, general and administrative expense increased from 22.9% to 24.3%. The absolute increase in selling, general and administrative expenditures related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business, which includes the continued investment in regional brands. In addition, we increased our information technology expenditures related to our enterprise-wide information systems and other programs supporting our laser vision correction business.

   Depreciation and Amortization. Depreciation and amortization expense increased 47.4% from $3.3 million to $4.9 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

   Compensation Expense Related to Stock Options. During July 1999, we fully vested all options granted from February 1, 1999 through July 23, 1999. We issued options to acquire 1,050,800 shares of our common stock during this time period, which were granted with exercise prices below the fair market value. Accordingly, we recorded a pre-tax expense of $2.7 million as compensation expense related to those options, which became fully vested on the completion of our initial public offering.

   Other Expense. Other expense decreased 8.2% from $1.4 million to $1.3 million. The decrease in other expense was primarily related to the reduction of interest expense as a result of the reduction of outstanding indebtedness from the application of the proceeds of our IPO. In addition, $9.7 million of our subordinated exchangeable promissory notes were exchanged for our common stock, based upon the IPO price for each $0.80 worth of outstanding principal on the notes. We recorded the difference between the value of common stock and the notes as a nonrecurring, noncash interest expense of $2.4 million.

   Provision for Income Taxes. Our effective tax rate increased to 67.4% from 49.4%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our Federal income tax return, primarily goodwill amortization and the nondeductible portion of the additional interest expense resulting from the exchange of the subordinated exchangeable promissory notes for common stock, as discussed above.

   Accretion of Series C and Series D Convertible Preferred Stock. In connection with our IPO, approximately 16.3 million shares of Series A, Series B, Series C and Series D preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into shares of our common stock. Prior to the IPO, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles require that until the redemption date, we increased the value of the preferred stock to its ultimate redemption value, a principle known as accretion. This accretion is deducted from net income in the accompanying consolidated statements of operations to arrive at the income available for common stockholders. Although we did not have an independent appraisal, we estimated the potential future redemption value based upon various transactions with third parties, through comparison to similar public companies and, ultimately, on our IPO price. Based upon these estimates, we recorded accretion of $2.0 million up to the effective date of the IPO on August 18, 1999, and $739,000 for the twelve months ended December 31, 1998.

 Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

   Net Revenue. Net revenue increased 50.3% from $42.4 million to $63.7 million. Management services revenue increased 47.8% from $24.4 million to $36.1 million. The increase in management services revenue was primarily related to new affiliations with eye care professionals as well as overall increases in laser vision correction, cataract and other eye related surgical procedures performed by our affiliated eye care professionals. These new affiliations included a number of optical retail outlets that also contributed to the increase in management services revenue. Surgery and laser center revenue increased 39.0% from $14.5 million to $20.1 million primarily due to better utilization of our surgery and laser centers and a 503.5% increase in laser vision correction procedures, compared to the year ended December 31, 1997. In addition, we experienced a 24.1% increase in the number of cataract and other eye related surgical procedures, compared to the year ended December 31, 1997. Product sales revenue increased 114.2% from $3.5 million to $7.5 million, primarily as a result of higher volumes at the NovaMed Alliance.

   Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 39.4% from $18.1 million to $25.3 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 42.7% to 39.6%. Approximately half of the absolute increase in salaries, wages and benefits expense was a result of acquisitions and affiliations. We also invested in additional personnel, including sales, marketing and information technology personnel, in the second half of 1998 as part of our growth strategy relating to laser vision correction.

   Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased approximately 80.7% from $8.7 million to $15.8 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 20.6% to 24.7%. The absolute increase in these expenses during 1998 was primarily related to the increased volume of laser vision correction, cataract and other eye related surgical procedures performed in our eye surgery and laser centers as well as the increased costs associated with increased sales at the NovaMed Alliance. The increase in the cost of sales and medical supplies expense as a percentage of revenue was primarily due to increased sales at the NovaMed Alliance, which generally sells products with a higher cost of sales as a percentage of revenue than our other sources of revenue.

   Selling, General and Administrative. Selling, general and administrative expense increased approximately 29.3% from $11.3 million to $14.6 million. As a percentage of revenue, selling, general and administrative expense decreased from 26.7% to 22.9%. The absolute increase in selling, general and administrative expenditures related primarily to investments in information technology and marketing to support our growth related to laser vision correction. Our selling, general and administrative expense as a percentage of revenue declined as a result of spreading fixed operating costs over an increased revenue base.

   Depreciation and Amortization. Depreciation and amortization expense increased 49.7% from $2.2 million to $3.3 million. Increased capital spending, acquisitions and a change in the estimated useful life of intangible assets caused this increase. Effective January 1, 1998, we decreased our useful life of intangible assets related to service agreements entered into, on or before January 1, 1998, from 32 to 25 years, which added $250,000 to amortization expense in 1998.

   Other Expense. Other expense decreased 19.7% from $1.7 million to $1.4 million. Other expense was primarily related to interest expense, resulting from additional borrowings used primarily to fund acquisitions and capital expenditures. In addition, in 1997 we recorded a one-time expense of $589,000 for the disposition of fixed assets.

   Provision for Income Taxes. Our effective tax rate declined from 66.2% to 49.4%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our Federal income tax return, primarily goodwill amortization. The increase in pre-tax income over the amount of non-deductible expenses caused our effective tax rate to decline.

Liquidity and Capital Resources

   We generated cash from operating activities for 1999 of $1.0 million. We used $18.6 million in our investing activities in 1999, which included nine acquisitions and/or affiliations and the purchase of property and equipment. We used net bank borrowings of $5.3 million, the net proceeds from the issuance of stock of $25.7 million, and net cash from operating activities to fund our investing activities and to retire subordinated debt and other debt obligations. As of December 31, 1999 and 1998, we had cash and cash equivalents of approximately $1.8 million and $1.9 million, respectively, and working capital of approximately $12.0 million and $9.2 million, respectively.

   In May 1999, we increased our revolving credit facility to $35 million. Advances under the credit facility are secured by substantially all of our assets. The credit agreement expires in July 2000. Accordingly, the amount outstanding as of December 31, 1999, has been classified as a current liability in our consolidated balance sheets. Interest is payable at an annual rate equal to our lender's published base rate minus .50% or LIBOR plus a range from 1.5% to 2.0%, varying upon our ability to meet financial covenants. As of December 31, 1999, the annual rate was approximately 8.0%. Our credit agreement includes a commitment fee of .375% for the unused portion during the commitment period. Our credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, ratios that define borrowing availability and restrictions on the payment of dividends. As of December 31, 1999, we were in compliance with all of our credit agreement covenants except for the capital expenditure limitation for which we received a waiver. We had $31.8 million available on our line of credit as of December 31, 1999.

   We expect our funds from operations and our existing revolving credit facility will be sufficient to fund our operations and capital expenditures for at least 12 months. We are currently in the process of renegotiating our revolving credit facility to expand our borrowing capacity and to extend the facility beyond July 2000. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our laser vision correction services and facilities, expansions and the future cost of surgical equipment.

   Most of our current FDA-approved lasers are subject to a supply agreement with Summit Technology, Inc. Under this agreement, we utilize Summit-manufactured lasers for periods ranging from 36 to 42 months. During these periods, we pay Summit monthly based on the number of procedures performed with each laser. We are required to pay for a minimum number of procedures on each laser during the commitment period, whether or not these procedures are actually performed. As of December 31, 1999, we have entered into commitments to pay Summit approximately $7.4 million during the term of these commitments, with $4.7 million remaining to be paid.

   In connection with the exchange of $9.7 million of our subordinated exchangeable promissory notes, we have agreed to lend each of these noteholders on April 1, 2000, an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of our common stock received in the exchange which they still own on April 1, 2000. We estimate the aggregate amount of these tax loans will not exceed $4 million. Each of the tax loans will be noninterest bearing, nonrecourse to the debtor and secured by a number of shares of our common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000, of any shares of our common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of our common stock previously issued in exchange for a note and owned by the debtor on April 1, 2000. The tax loans also will be payable by the debtors upon our demand for payment. Currently, we intend to allow the debtors to repay these loans as they dispose of their shares of our common stock. We also have agreed to reimburse these debtors, on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

Effect of Year 2000

   Based upon our preparation and readiness, we did not experience any significant negative effects of the potential year 2000 date change as it related to computer systems. We did increase our inventory of certain essential products used in our operations in the event of any year 2000-related delays in shipments. We have been able to utilize the increased inventory of products in the ordinary course of our business and do not have any excess inventory related concerns.

   In addition, other than the previously announced delay in payments from Medicare, which resumed in mid-January 2000, there were no disruptions in payments from third-party payers.

Factors that Could Affect our Operations

   Investors should consider the following risks in connection with an investment in us.

 Risks Relating to Our Business

  Our failure to grow, or to manage our growth, could reduce our ability to continue to achieve or sustain profitability

   Our growth strategy is focused on our existing and future regional markets and involves:

  . affiliating with additional eye care professionals through long-term service agreements

  . entering into application service provider (ASP) agreements with eye care professionals

  .  establishing or acquiring additional eye surgery and laser centers

  . assisting our affiliated eye care professionals in opening new eye care clinics and in offering a broader range of services and products

   Pursuing new eye surgery and laser centers and affiliations with eye care professionals presents us with a variety of challenges. We may not experience an increase in surgical procedures at our existing eye surgery and laser centers or management fees from our affiliated eye care professionals. We may not be able to achieve the economies of scale and patient base, or provide the business, administrative and financial services, required to sustain profitability in our existing and future eye surgery and laser centers or in the clinics of our affiliated eye care professionals.

   We have only recently begun pursuing application service provider (ASP) contractual relationships with eye care professionals. Our ASP agreements focus principally on providing eye care professionals with information technology and related e-services, together with laser vision correction services. The market for information technology systems and services is highly competitive and rapidly changing. Our ability to compete in this market will depend in part on our ability to enter into, and successfully provide services under, these ASP agreements.

   If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations, including our ability to achieve and sustain profitability, could be adversely affected.

  Our limited operating history and our dependence on laser vision correction and other refractive surgical procedures make it difficult to predict our future results of operations

   There is limited financial data upon which you can evaluate our future results of operations and our growth prospects. This evaluation should take into account the risks and difficulties frequently encountered by companies early in their development, particularly companies in new and rapidly evolving markets, including the laser vision correction market. We may not be able to successfully address these risks and uncertainties, in which case, our recent results and growth rate may not be indicative of our future results of operations and growth rate.

  If eye care professionals and the general population do not broadly accept laser vision correction and other refractive surgical procedures as alternatives to eyeglasses and contact lenses, a significant source of our historical and future revenue and earnings growth will be limited

   Our profitability and growth will depend upon broad acceptance by eye care professionals and the general population of laser vision correction and other refractive surgical procedures in the U.S. Eye care professionals and the general population might not broadly accept laser vision correction surgery because of:

  . the cost of the procedure that, to date, has primarily been paid directly by patients

  . concerns about the safety and effectiveness of laser vision correction, which are partially attributable to some reports of:

   --an increase in the light scattering properties of the cornea during healing

   --undesirable visual sensations produced by bright lights

   --decreases in contrast sensitivity

   --unintended over- or under-corrections

   --decline in corrective effect

   --disorders of corneal healing, corneal scars and corneal ulcers

   --induced astigmatism

   --lack of sufficient long-term follow-up data

   --adverse patient reactions or negative publicity involving patient outcomes availability of alternative methods for correcting vision conditions

   If eye care professionals and the general population do not widely accept laser vision correction and other refractive surgical procedures, a significant source of our historical and future revenue and earnings growth will be limited.

  We may not compete effectively with other eye care services companies that have more resources and experience than us

   Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We and our affiliated eye care professionals compete with other businesses, including other refractive laser center companies, hospitals, individual ophthalmologists and optometrists, other surgery and laser centers, eye care clinics and providers of retail optical products. Our wholesale optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing surgery and laser centers as well as competitive eye care related services. Competition for retaining the services of highly qualified ophthalmologists and optometrists and medical, technical and managerial personnel is significant, and we may not be able to help our affiliated eye care professionals identify, hire, train, retain and affiliate with these types of individuals in the future.

  If we find it necessary to reduce prices in response to competition, we could experience reductions in profitability and revenue growth

   The market for providing laser vision correction and other refractive surgery procedures is becoming increasingly competitive. Several eye care companies feature these services as a component of their activities. As laser vision correction and other refractive surgery becomes more prevalent, we expect a greater number of independent ophthalmologists to develop laser vision correction and other refractive surgery practices.

   In the event our competitors offer laser vision correction or other refractive surgery services at lower prices than we and our affiliated eye care professionals do, we may have to lower the prices we charge. If we lower prices, we could experience reductions in our profitability and revenue growth.

  Rapid technological advances may reduce our sources of revenue and our profitability

   Adoption of new technologies that may be comparable or superior to the excimer laser could reduce the amount of the management fees we receive from affiliated professional entities and facility fees we receive from eye care professionals who use our eye surgery and laser centers. Reduction of these sources of revenue could decrease our profitability. In this case, we might have to expend significant capital resources to deploy new technology and related equipment to remain competitive. Our inability to provide access to new and improving technology could deter eye care professionals from affiliating with us or from using our eye surgery and laser centers.

  Our failure to maintain or establish profitable affiliations with a sufficient number of eye care professionals could limit our profitability and revenue growth

   Our success depends upon our ability to establish affiliations with eye care professionals in our existing and future markets. We may not be able to enter into contractual arrangements with ophthalmologists or optometrists on satisfactory terms, and these affiliations may not be profitable for us. In addition, if vision correction technology becomes available to ophthalmologists that is less expensive than the medical equipment currently required for laser vision correction, eye care professionals might have less interest in our services and our eye surgery and laser centers. If we fail to establish or maintain profitable affiliations with a sufficient number of qualified ophthalmologists and optometrists, we could experience reductions in our profitability and revenue growth.

  Loss of the services of ophthalmologists or optometrists could impair our sources of revenue and our ability to grow our business

   Our success depends, in part, on the services of the ophthalmologists and optometrists with whom we affiliate. Our inability to attract and retain eye care professionals could limit our sources of revenue, our ability to grow our business and our ability to expand our research operations. Generally, our affiliated ophthalmologists enter into five-year employment agreements with our affiliated professional entities. These agreements generally contain noncompete and nonsolicitation covenants and often require the ophthalmologist to pay liquidated damages that are generally in excess of $500,000 in the event that he or she quits prior to the end of the initial term. Our affiliated optometrists enter into employment contracts with our affiliated professional entities which also contain noncompete and nonsolicitation covenants. The noncompete and nonsolicitation covenants generally preclude the ophthalmologist or optometrist from competing with his or her employer within a specified geographic range, or soliciting the employer's patients or employees, during the employment term and for a one-year period following termination. The damages provisions and restrictive covenants may not effectively deter affiliated eye care professionals from quitting if they elect to pay the liquidated damages or establish a practice outside the geographic scope of the noncompete covenant.

   The enforceability of restrictive covenants of these types will depend upon a variety of equitable factors, including public policy concerns regarding broad restrictions that might limit the availability of medical care. If a court deems the scope or duration of the restrictive covenants or liquidated damages provisions excessive, they may not be enforceable.

  Loss of the services of key management personnel could adversely affect our business

   Our success depends, in part, on the services of key management personnel, including Stephen J. Winjum, our Chairman of the Board, President and Chief Executive Officer; Ronald G. Eidell, our Executive Vice President and Chief Financial Officer; and E. Michele Vickery, our Executive Vice President of Operations. We do not know of any reason why we might be likely to lose the services of any of these officers. However, in light of the role that each of these officers has played in our growth to date, if we lost the services of any of these officers, we believe that our business could be adversely affected.

  The nature of our business could subject us to potential malpractice, product liability and other claims

   The provision of eye care services entails the potentially significant risk of physical injury to patients and an inherent risk of potential malpractice, product liability and other similar claims. Our insurance may not be adequate to satisfy claims or protect us or our affiliated eye care professionals and this coverage may not continue to be available at acceptable costs. A partially or completely uninsured claim against us could reduce our earnings and working capital.

  Lack of adequate financing could limit our growth

   Successful implementation of our growth strategy will require continued access to capital. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through additional equity or debt financings. We intend to finance future acquisitions, affiliations and our other strategic initiatives by using a combination of cash, debt and capital stock. However, if our stock does not maintain sufficient value, or is not deemed to be an acceptable form of consideration, we may be required to use more of our cash resources or obtain other financing. Capital may not be available to us for acquisitions, affiliations or other needs. Further, if financing is available, it may not be on terms that are favorable to us or sufficient for our needs.

  If a change in events or circumstances causes us to write-off a large portion of intangible assets, our total assets would be reduced significantly and we could incur a substantial charge to earnings

   Our assets include substantial intangible assets in the form of service agreements with our affiliated eye care professionals and goodwill. At December 31, 1999, intangible assets represented approximately 54% of total assets and 64% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with rights we receive under our service agreements. The value of these assets may not be realized. We regularly evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, during our evaluation, we determine that the undiscounted cash flow from a surgery and laser center or an affiliated practice is not sufficient to recover the unamortized intangible asset, we will reduce the unamortized balance to its realizable amount and incur a corresponding charge to earnings. To date, we have not written off a significant portion of unamortized intangible assets attributable to service agreements or goodwill. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a large portion of unamortized intangible assets due to a change in events or circumstances, this write off would significantly reduce our total assets and we could incur a substantial charge to earnings.

 Risks Relating to Our Industry

  Application of existing or proposed government regulation could impair our sources of revenue and limit our ability to grow our business

   We are subject to extensive government regulation and supervision, including:

  . Federal and State:

   --anti-kickback statutes

   --self-referral laws

   --civil false claims acts

  . State:

   --corporate practice of medicine restrictions

   --fee-splitting laws

   --facility license requirements and certificates of need

  . Food and Drug Administration regulation of medical devices, including laser vision correction and other refractive surgery equipment, and pharmaceuticals and related clinical trials

  . Federal Trade Commission guidelines for marketing and promoting laser vision correction and other refractive surgery procedures

   Many of these laws and regulations are subject to varying interpretations, and courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and Federal and state authorities could challenge some of our activities. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend our activities against these challenges, regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences, including:

  . our affiliated eye care professionals terminating their service agreements or having these agreements rendered unenforceable

  . third party payors terminating their agreements with our affiliated eye care professionals

  . our affiliated eye care professionals losing their eligibility to participate in Medicare or losing other contracting privileges

  . in some instances, civil or criminal fines

   Any of these consequences could reduce our revenue and earnings growth.

   Any of these results could impair our sources of revenue and our profitability and limit our ability to grow our business.

  Shortages in supplies of lasers and other surgery-related products and equipment may impair our ability to provide our affiliated eye care professionals with necessary equipment

   There are a limited number of manufacturers of laser vision correction and refractive surgery-related products and equipment. These products and equipment may not be available in the quantities or time frames we require. Any shortages in our supplies of these products may limit our affiliated eye care professionals' ability to sustain or increase their volume of laser vision correction and other refractive surgeries and our ability to open or operate eye surgery and laser centers. This could adversely affect our relationships with our affiliated eye care professionals and result in a reduction of our revenue from management fees and in the utilization levels at our eye surgery and laser centers.

  Litigation in the medical device industry may impair our ability to provide our affiliated eye care professionals with necessary equipment

   The medical device industry, including the eye-related laser equipment sector, has experienced substantial litigation in the U.S. regarding patents and proprietary rights. Any future litigation that relates to equipment we use at our eye surgery and laser centers may impair our ability to provide access to this equipment. Our inability to provide our affiliated eye care professionals with access to this equipment would impair their ability to sustain or increase their volume of laser vision correction or other refractive surgery procedures. This could adversely affect our relationships with our affiliated eye care professionals and result in a reduction of our revenue from management fees and in the utilization levels at our eye surgery and laser centers.

  Medicare and private third-party payor cost containment efforts and reductions in reimbursement rates could reduce our revenue and our cash flow

   We estimate that for the year ended December 31, 1999, government sponsored health care programs, directly or indirectly, accounted for approximately 38% of our total revenue. This includes management fee revenue from affiliated eye care professionals who receive payments from these programs, as well as facility fees we receive directly for eye care professionals' use of our eye surgery and laser centers. This revenue does not include amounts derived from laser vision correction, which is an elective procedure that patient-consumers pay for out-of-pocket.

   The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our eye surgery and laser centers and affiliated eye care professionals. Changes in Medicare payment rates have reduced payments to ophthalmologists and optometrists. Private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates.

   Reductions in payments to our eye surgery and laser centers and affiliated eye care professionals or other changes in reimbursement for eye care services could reduce our revenue and our cash flow.

 Risks Relating to our Common Stock

  Any return on your investment in our stock will depend on your ability to sell our stock at a profit

   Some investors favor companies that pay dividends. We have never declared or paid any dividends and our credit agreement prohibits payment of dividends on our common stock. We anticipate that we will not declare dividends at any time in the foreseeable future. Instead we will retain earnings for use in our business. As a result, your return on an investment in our stock likely will depend on your ability to sell our stock at a profit.

   In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our common stock.

  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

   Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our eye surgery and laser centers and on the volume of patients treated in the clinics of our affiliated eye care professionals.

   We experience some seasonality in our operating results during the first calendar quarter. The timing and degree of fluctuations in our operating results will depend on several factors, including:

  . decreases in demand for non-emergency procedures due to severe weather

  . availability or sudden loss of the services of our affiliated eye care professionals

  . availability or shortages of laser and other vision correction surgery-related products and equipment

  . the timing and relative size of acquisitions and affiliations with eye care professionals

   These kinds of fluctuations in quarterly operating results may make it difficult for you to assess our future results of operations and may cause volatility in our stock price.

  Provisions of our charter and bylaws, Delaware law and our Rights Agreement could deter takeover attempts

   Provisions of our Restated Certificate of Incorporation, our Bylaws, Delaware law and our Rights Agreement may have the effect of delaying, deterring or preventing a change in control, even if a change in control would be beneficial to you. Members of our board of directors may have interests in a change of control that differ from you. These interests could cause them to resist a change in control that would help you better realize the value of your investment.

  Our existing stockholders will have the ability to control our affairs and to deter a change in control and their interests in a change in control may differ from your interests

   As of February 29, 2000, our Rule 144 Affiliates and affiliated eye care professionals owned approximately 68% of the outstanding shares of our stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and to elect a sufficient number of directors to control our board of directors. Because of their relationships with us, many of these persons may have interests in a change in control that differ from your interests.

   For example, our affiliated eye care professionals may have an interest in the quality and nature of management services to be rendered following a change in control. This interest could cause them to resist a change in control that they perceive will result in new, different or less desirable management services being offered to them.

   In addition, our affiliated eye care professionals have agreed not to sell their shares of our stock, subject to some exceptions, prior to August 19, 2000, without the prior written consent of Donaldson, Lufkin & Jenrette Securities Corporation. They also have agreed to specified volume limitations on sales of our stock during the period from August 19, 2000 through August 18, 2001. Consequently, the ownership position of our Rule 144 Affiliates and affiliated eye care professionals, as well as the contractual restrictions agreed to by our affiliated eye care professionals, may also have the effect of delaying, deterring or preventing a change in control, even if a change in control would be beneficial to you.

  52% of our total outstanding shares are restricted from resale but may be sold into the market in the future, which could cause our stock price to drop significantly

   As of February 29, 2000, there were 24,291,796 shares of our common stock outstanding. This includes the 4,600,000 shares sold in our initial public offering in August 1999, which can be resold in the public market immediately unless acquired by our affiliates, as that term is defined under the Securities Act of 1933. As of February 29, 2000, our affiliated eye care professionals owned 12,682,303 shares of our common stock which are subject to lock-up agreements restricting their sale until August 19, 2000. For a one-year period thereafter, our affiliated eye care professionals will then be subject to volume and manner of sale limitations.

   As restrictions on resale end, our stock price could drop significantly if the holders of these restricted shares sell them or if the market perceives that these holders intend to sell shares. This could occur without regard to the performance of our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate borrowings under our credit facility. On December 31, 1999, we had $3.2 million of debt outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender's published base rate minus 0.50% or LIBOR plus a range from 1.5% to 2.0%, varying upon our ability to meet financial covenants.

   We do not use any derivative financial instruments relating to the risk associated with changes in interest rates.

Item 8. Financial Statements and Supplementary Data

   The consolidated financial statements and financial statement schedules, with the report of independent public accountants, listed in Item 14 are included in this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information in response to this item is incorporated by reference from the "Proposal No. 1--Election of Directors," "Other Directors" and "Executive Officers" sections of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

Item 11. Executive Compensation

   The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the 2000 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this Form 10-K:

    1. The following consolidated financial statements of the Company, with the report of independent public accountants, are filed as part of this Form 10-K:
      . Report of Independent Public Accountants
      . Consolidated Balance Sheets
      . Consolidated Statements of Operations
      . Consolidated Statements of Stockholders' Equity
      . Consolidated Statements of Cash Flows
      . Notes to Consolidated Financial Statements

    2. The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:
      Schedule I--Rule 12-09 Valuation Reserves

    3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

 Exhibit
 Number                 Exhibit
 -------                -------
  3.1+   Amended and Restated Certificate of Incorporation of the Registrant
  3.2+   Bylaws of the Registrant
  4.1+   Specimen stock certificate representing Common Stock
  4.2+   Registrant's Rights Agreement
 10.1+   Registrant's Amended and Restated Stock Incentive Plan
 10.2+   Registrant's Amended and Restated 1999 Stock Purchase Plan
 10.3+   Indemnification Agreement
 10.4+   Registration Rights Agreement
 10.5+   Subordinated Registration Rights Agreement
 10.6+   Employment Agreement
 10.7+*  Summit Technology, Inc. Agreement
 10.8+   Second Amendment and Consent to the Amended and Restated Credit
         Agreement
 10.12+* Management Services Agreement (SureVision Eye Centers, L.L.C.)
 10.13+* Management Services Agreement (Hunkeler Eye Centers. P.C.)
 10.15+  Registrant's 401(k) Plan
 10.16*  First Amendment to the Amended and Restated Summit Technology, Inc.
         Agreement and Second Amendment to the Amended and Restated Summit
         Technology, Inc. Agreement
  21     Subsidiaries of the Registrant
 23.1    Consent of Arthur Andersen LLP
  27     Financial Data Schedule

--------
+ Incorporated by reference to the corresponding Exhibit of the Registrant's Registration Statement on Form S-1 (Reg. No. 333-79271).
* Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

   (b) Reports on Form 8-K:
     We did not file any reports on Form 8-K during 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board Directors of
NovaMed Eyecare, Inc.:

   We have audited the accompanying consolidated balance sheets of NOVAMED EYECARE, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaMed Eyecare, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Rule 12-09 Valuation Reserve
Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 8, 2000

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 1,828      $ 1,875
  Accounts receivable, net of allowances of $12,714
   and $10,347, respectively.........................    14,501       11,278
  Due from affiliated providers, net.................     1,931          110
  Notes receivable from affiliated providers.........       342          393
  Inventory..........................................     3,427        1,490
  Other current assets...............................     2,113        1,240
                                                        -------      -------
    Total current assets.............................    24,142       16,386
Property and equipment, net..........................    16,065        9,893
Notes receivable from related party..................       --           400
Intangible assets, net...............................    47,852       35,660
Other assets, net....................................       193          340
                                                        -------      -------
    Total assets.....................................   $88,252      $62,679
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................   $ 3,608      $ 3,142
  Accrued expenses...................................     4,662        3,297
  Income taxes payable...............................       275          427
  Current maturities of long-term debt...............     3,617          300
                                                        -------      -------
    Total current liabilities........................    12,162        7,166
                                                        -------      -------
Long-term debt, net of current maturities............       196       20,427
                                                        -------      -------
Deferred income tax liability........................     1,113        1,702
                                                        -------      -------
Commitments and contingencies
Redeemable convertible preferred stock:
  Series C convertible preferred stock, $.01 par
   value, none and 2,400,000 shares authorized, none
   and 2,000,000 issued and outstanding at December
   31, 1999 and 1998, respectively...................       --         6,350
                                                        -------      -------
  Series D convertible preferred stock, $.01 par
   value, none and 3,000,000 shares authorized; none
   and 2,323,837 issued and outstanding at December
   31, 1999 and 1998, respectively...................       --        10,080
                                                        -------      -------
Stockholders' equity:
  Series A convertible preferred stock, $.01 par
   value, none and 13,112,000 shares authorized, none
   and 11,740,055 shares issued and none and
   11,072,698 shares outstanding at December 31, 1999
   and 1998, respectively............................       --           117
  Series B convertible preferred stock, $.01 par
   value, none and 455,000 shares authorized, none
   and 400,000 issued and outstanding at December 31,
   1999 and 1998, respectively.......................       --             4
  Series E junior participating preferred stock, $.01
   par value, 1,912,000 shares authorized, none
   outstanding at December 31, 1999 and 1998,
   respectively......................................       --           --
  Common stock, $.01 par value, 81,761,465 shares
   authorized, 24,159,199 and 2,751,254 shares issued
   outstanding at December 31, 1999 and 1998,
   respectively......................................       242           28
  Additional paid-in-capital.........................    74,628       17,955
  Retained earnings (deficit)........... ............       (89)       1,072
  Treasury stock, at cost, consists of 507,347 shares
   of Series A convertible preferred stock at
   December 31, 1998 ................................       --        (2,222)
                                                        -------      -------
    Total stockholders' equity.......................    74,781       16,954
                                                        -------      -------
    Total liabilities and stockholders' equity.......   $88,252      $62,679
                                                        =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                   Years Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Net revenue:
  Management services............................. $ 55,374  $36,053  $24,401
  Surgery and laser centers.......................   31,615   20,131   14,484
  Product sales and other.........................   15,599    7,545    3,523
                                                   --------  -------  -------
    Total net revenue.............................  102,588   63,729   42,408
                                                   --------  -------  -------
Operating expenses:
  Salaries, wages and benefits....................   37,437   25,266   18,123
  Cost of sales and medical supplies..............   26,278   15,762    8,723
  Selling, general and administrative.............   24,904   14,625   11,315
  Depreciation and amortization...................    4,912    3,333    2,226
  Compensation expense related to stock options...    2,690      --       --
                                                   --------  -------  -------
    Total operating expenses......................   96,221   58,986   40,387
                                                   --------  -------  -------
    Income from operations........................    6,367    4,743    2,021
                                                   --------  -------  -------
Other (income) expense:
  Interest expense................................    1,513    1,546    1,363
  Interest income.................................     (214)    (273)    (322)
  Minority interests in earnings of consolidated
   entities.......................................      --       132      108
  Other...........................................      (39)     (32)     561
  Discount to initial public offering price upon
   the exchange of subordinated notes for common
   stock .........................................    2,425      --       --
                                                   --------  -------  -------
    Total other expense...........................    3,685    1,373    1,710
                                                   --------  -------  -------
Income before income taxes........................    2,682    3,370      311
Provision for income taxes........................    1,808    1,664      206
                                                   --------  -------  -------
Net income........................................      874    1,706      105
Less--Accretion of Series C and Series D
 convertible preferred stock......................   (2,035)    (739)     --
                                                   --------  -------  -------
Income (loss) available to Series A and Series B
 convertible preferred and common stockholders.... $ (1,161) $   967  $   105
                                                   ========  =======  =======
Earnings (loss) per common share:
  Basic........................................... $   0.19  $  0.07  $  0.01
                                                   ========  =======  =======
  Diluted......................................... $  (0.06) $  0.06  $  0.01
                                                   ========  =======  =======
Weighted average common shares outstanding:
  Basic...........................................   10,464    2,751    2,178
                                                   ========  =======  =======
  Diluted.........................................   17,965   16,003   17,237
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                     Series A        Series B
                     Preferred      Preferred    Common Stock                                   Treasury Stock
                   --------------  ------------  ------------ Additional              Retained  ---------------      Total
                             Par           Par           Par   Paid-In     Deferred   Earnings                   Stockholders'
                   Shares   Value  Shares Value  Shares Value  Capital   Compensation (Deficit) Shares  At Cost     Equity
                   -------  -----  ------ -----  ------ ----- ---------- ------------ --------- ------  -------  -------------
Balance, December
 31, 1996........   11,584  $ 116    400  $  4      --  $--    $12,635     $   --      $   --      --   $   --      $12,755
 Stock issued in
  conjunction
  with practice
  affiliations...      --     --     --    --     2,748   27     5,263         --          --      --       --        5,290
 Redemption of
  shares.........      --     --     --    --       --   --        --          --          --      (78)    (187)       (187)
 Stock options
  exercised......      149      1    --    --       --   --        185         --          --      --       --          186
 Net income......      --     --     --    --       --   --        --          --          105     --       --          105
                   -------  -----   ----  ----   ------ ----   -------     -------     -------  ------  -------     -------
Balance, December
 31, 1997........   11,733    117    400     4    2,748   27    18,083         --          105     (78)    (187)     18,149
 Stock options
  exercised/sold..       7    --     --    --         3    1        32         --          --      --       --           33
 Redemption of
  Series A
  preferred
  stock, net.....      --     --     --    --       --   --        (71)        --          --   (1,228)  (5,380)     (5,451)
 Issuance of
  Treasury stock
  in conjunction
  with practice
  affiliations...      --     --     --    --       --   --        (89)        --          --      799    3,345       3,256
 Accretion of
  Series C and D
  preferred
  stock..........      --     --     --    --       --   --        --          --         (739)    --       --         (739)
 Net income......      --     --     --    --       --   --        --          --        1,706     --       --        1,706
                   -------  -----   ----  ----   ------ ----   -------     -------     -------  ------  -------     -------
Balance, December
 31, 1998........   11,740    117    400     4    2,751   28    17,955         --        1,072    (507)  (2,222)     16,954
 Common stock
  issuances,
  net............      --     --     --    --     3,202   32    22,257         --          --      398    2,017      24,306
 Conversion of
  preferred stock
  to common
  stock..........  (11,740)  (117)  (400)   (4)  16,464  165    18,422         --          --      --       --       18,466
 Conversion of
  subordinated
  notes to common
  stock..........      --     --     --    --     1,516   15    12,110         --          --      --       --       12,125
 Common stock
  reacquired from
  affiliates.....      --     --     --    --       --   --        --          --          --     (437)  (2,179)     (2,179)
 Deferred
  compensation
  expense........      --     --     --    --       --   --      2,690      (2,690)        --               --          --
 Amortization of
  deferred
  compensation
  expense........      --     --     --    --       --   --        --        2,690         --      --       --        2,690
 Issuance of
  stock in
  conjunction
  with
  affiliations
  and
  acquisitions...      --            --    --        60    1       656         --          --      345    1,511       2,168
 Stock options
  exercised/sold..     --     --     --    --       166    1       538         --          --      201      873       1,412
 Accretion of
  Series C and
  Series D
  preferred
  stock..........      --     --     --    --       --   --        --          --       (2,035)    --       --       (2,035)
 Net income......      --     --     --    --       --   --        --          --          874     --       --          874
                   -------  -----   ----  ----   ------ ----   -------     -------     -------  ------  -------     -------
Balance, December
 31, 1999........      --   $ --     --   $--    24,159 $242   $74,628     $   --      $   (89)    --   $   --      $74,781
                   =======  =====   ====  ====   ====== ====   =======     =======     =======  ======  =======     =======

   The accompanying notes are an integral part of this consolidated financial statement

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                    Years Ended December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income........................................ $    874  $ 1,706  $   105
 Adjustment to reconcile net income to net cash
  provided by (used in) operating activities, net
  of effects of purchase transactions--
  Depreciation and amortization....................    4,912    3,333    2,226
  Noncash employee stock option expense............    2,690      --       --
  Discount from conversion of subordinated
   exchangeable notes to common stock..............    2,425      --       --
  Deferred taxes...................................     (631)   1,237      171
  Preferred stock issued for services..............      --       --       125
  Minority interests...............................      --       (46)      41
  Loss on disposition of property and equipment....      --       --       589
  Changes in noncash working capital items--
   Accounts receivable and due (to) from affiliated
    providers, net.................................   (4,152)  (3,204)  (3,015)
   Inventory.......................................   (1,251)    (374)      (5)
   Other current assets............................   (1,452)    (260)    (374)
   Other noncurrent assets.........................      221      (70)    (180)
   Accounts payable, accrued expenses and income
    taxes payable..................................   (2,636)      65     (105)
                                                    --------  -------  -------
    Net cash provided by (used in) operating
     activities....................................    1,000    2,387     (422)
                                                    --------  -------  -------
Cash flows from investing activities:
 Purchases of property and equipment...............   (8,744)  (4,466)  (2,875)
 Acquisitions of and affiliations with entities,
  net..............................................  (10,305)  (3,649)  (2,222)
 Receipt (issuance) of notes receivable from
  affiliated providers.............................      452    1,491   (1,918)
                                                    --------  -------  -------
    Net cash used in investing activities..........  (18,597)  (6,624)  (7,015)
                                                    --------  -------  -------
Cash flows from financing activities:
 Borrowings under revolving line of credit.........   26,600   14,735    3,000
 Payments under revolving line of credit...........  (31,885)  (6,250)  (3,000)
 Payments of subordinated debt.....................   (2,200)  (3,700)     --
 Proceeds from the issuance of stock, net of
  issuance costs...................................   25,718    3,044    6,946
 Payments for the redemption of preferred stock,
  net of transaction costs.........................      --    (5,262)    (187)
 Payments of other long-term debt and capital lease
  obligations......................................     (683)    (464)  (1,264)
                                                    --------  -------  -------
    Net cash provided by financing activities......   17,550    2,103    5,495
                                                    --------  -------  -------
Net decrease in cash and cash equivalents..........      (47)  (2,134)  (1,942)
Cash and cash equivalents, beginning of year.......    1,875    4,009    5,951
                                                    --------  -------  -------
Cash and cash equivalents, end of year............. $  1,828  $ 1,875  $ 4,009
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Description of the Business

   NovaMed Eyecare, Inc. (NovaMed) along with its wholly-owned subsidiaries (collectively, the Company), is an eye care services company engaged in the business of: (i) owning, operating and/or managing eye surgery and laser centers, optical retail outlets, wholesale optical laboratories, and an optical products purchasing organization; (ii) providing financial, administrative, information technology, marketing and other business services to ophthalmic and optometric providers; and (iii) providing clinical and other research services to eye care device, product and pharmaceutical manufacturers. The Company operates within the United States in core regional markets including Chicago, Illinois; St. Louis, Missouri; Kansas City, Missouri; Louisville, Kentucky; Richmond, Virginia; and the Atlanta, Georgia and Chattanooga, Tennessee metropolitan areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Financial Statement Presentation

   The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of NovaMed and its wholly owned subsidiaries. The Company acquires certain net operating assets and assumes certain liabilities of physician groups (the Affiliated Professional Entities). The Company provides services, facilities and equipment to affiliated eye care professionals under long-term service agreements (SA). Each of the SAs is generally for a 40-year term and requires the Company to provide all of the business, administrative and financial services necessary to operate the eye care clinics and optical dispensaries. These services typically include:

  . billing, collection and cash management services

  . procuring and maintaining all office space, office and medical supplies, medical and nonmedical equipment, information systems, and furniture and fixtures

  . subject to federal and state law, recruiting, employing, supervising and training all nonprofessional personnel

  . assisting affiliated professionals in recruiting additional ophthalmologists and optometrists

  . all administrative and support services

  . information technology services

  . marketing services

  . assisting affiliated professionals with the establishment and implementation of quality assurance, risk management and utilization review programs

  . assisting affiliated professionals in obtaining and maintaining Federal, state and local licenses and permits

  . negotiating managed care contracts on behalf of affiliated eye care professionals

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The SAs provide that the Affiliated Professional Entities retain sole and exclusive control over the dispensing of all medical and other professional services to their patients. The SAs also provide that the Affiliated Professional Entities:

  . retain control over all decisions relating to the selecting, hiring, compensating and terminating of eye care professionals

  . retain control over all corporate governance decisions and other internal matters affecting the operation of their legal entities

  . employ or otherwise retain a sufficient number of ophthalmologists and optometrists to provide professional eye care services to their patients

   Under the SAs, the Company is generally required to pay all expenses incurred in connection with the business and medical operations of the eye care clinics and optical dispensaries, except for the salaries and benefits of those eye care professionals who have an ownership interest in the professional entity employing them. The Affiliated Professional Entities then reimburse the Company on a monthly basis for those expenses that are paid on behalf of the Affiliated Professional Entities.

   In addition to being reimbursed for eye care clinic and optical dispensary overhead, the Company is paid a monthly fee for its services. This fee is generally based on a fixed monthly amount established in an annual budget that the Company negotiates each year with its Affiliated Professional Entities. If the revenue or expenses of the eye care clinics and retail optical outlets in any month vary from the budget for that month, then the fee is adjusted to reflect the actual results of the eye care clinics and retail optical outlets. There are no limitations on the amount of these fee adjustments. On average, the fees paid to the Company in 1999 represented approximately 36.6% of the earnings before interest and taxes of the Affiliated Professional Entities. The earnings of the Affiliated Professional Entities are determined by subtracting the expenses of the eye care clinics and retail optical outlets from the net professional services and other revenue earned by the Affiliated Professional Entity. These expenses generally include all expenses incurred in connection with the business and medical operations of the Affiliated Professional Entity, except for any salaries and benefits of those eye care professionals who have an ownership interest in the Affiliated Professional Entity. Each Affiliated Professional Entity is then responsible for paying the salaries and benefits of its eye care professional-owners from the amount retained by the Affiliated Professional Entity after paying the management fee.

   The SAs are generally not terminable by the Affiliated Professional Entities unless a court makes a final determination that the Company has breached a material fiduciary duty owed to the eye care professionals, or that the Company has misappropriated or misapplied funds of the eye care professionals. The Company generally can not terminate the SAs unless:

  . one or a group of Affiliated Professionals loses their medical license

  . the professional entity loses its Medicare provider number or ability to treat Medicare patients

  . the professional entity is dissolved or goes bankrupt

  . the affiliated eye care professionals default in the performance of any of their material duties

   The Company does not generally enter into nominee shareholder arrangements with Affiliated Professional Entities, nor does it have a "controlling financial interest" in the Affiliated Professional Entities as defined by EITF 97-2, "Applications of FASB Statement No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangements." Accordingly, the Company does not consolidate the financial statements of the Affiliated Professional Entities. All significant intercompany accounts and transactions have been eliminated.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase.

Due (To) From Affiliated Providers

   Amounts due (to) from affiliated providers, which are unsecured, noninterest-bearing and due on demand, include amounts owed to Affiliated Professional Entities for services performed under SAs, receivables from Affiliated Professional Entities and affiliated providers for expenses paid on their behalf and certain other receivables.

Inventory

   Inventory consists primarily of optical products such as spectacle frames and lenses as well as surgical supplies used in connection with the operation of the Company's Surgery and Laser Centers (SLCs). Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out
(FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

Property and Equipment

   Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years for equipment, computer software, furniture and fixtures, and the lesser of the lease term or 10 years for leasehold improvements. Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets

   The Company's affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. Because the Company does not practice medicine, maintain patient relationships, hire physicians or enter into employment agreements with the physicians, the intangible asset created in the affiliation is solely with the SA for the Affiliated Professional Entity and there are no other significant, identifiable intangible assets. In connection with the determination of the appropriate life of the SAs' identifiable intangible assets, the Company analyzes the nature of each Affiliated Professional Entity with which an SA is entered into, including the Affiliated Professional Entity's historical profitability, the number of physicians in each Affiliated Professional Entity, number of service sites, ability to recruit additional physicians, relative market position, the length of time each Affiliated Professional Entity has been in existence, and the term of the SA. Based on this practice-by-practice evaluation, the Company's SAs are amortized over a composite period ranging between 5 and 25 years. For practices with a 25-year amortization period, the Company believes that the related physician groups are long-lived entities with an indeterminate life and that the physicians, patient demographics and customer relationships will be continuously replaced. In addition, for these practices, none of the Affiliated Professional Entities nor physicians, individually, are material to the results of operations of the Company. Also, each Affiliated Practice Entity has had positive operating income since the date of affiliation. The Company also has the right to require the Affiliated Professional Entity to purchase and assume the assets (including unamortized intangible assets) and liabilities and obligations provided by the practice upon the involuntary termination of the SA. Through December 31, 1999, there have been no involuntary terminations.

Impairment of Long-Lived Assets

   The Company reviews the carrying value of the identifiable intangible assets and goodwill at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
assets might be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the Affiliated Professional Entity or SLC's market position, reputation, profitability and geographical penetration. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific Affiliated Professional Entity/SLC and determine if the identifiable intangible assets and/or goodwill are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of these assets to their fair value. To date, no such impairments have been incurred.

Income Taxes

   The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Statement Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

   The carrying value of all financial instruments such as accounts receivable, amounts due (to) from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's notes receivable from affiliated providers, line of credit and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

Minority Interests

   Until November 1998, the Company owned 75% of two SLCs, and recorded the results of their operations under the consolidation method of accounting. The interests of the minority owners in the earnings of these SLCs were reflected as minority interests in the consolidated financial statements. In November 1998, the Company purchased the remaining minority interests of two SLCs held by certain persons associated with Affiliated Professional Entities for 160,000 shares of the Company's Series A convertible preferred stock. Accordingly, the Company now owns 100% of 12 SLCs. The acquisition of the minority interests was accounted for under the purchase method of accounting.

Revenue Recognition

 Management Services

   Management services revenue is equal to the net revenue of the Affiliated Professional Entities, less amounts retained by the Affiliated Professional Entities. The amounts retained by the Affiliated Professional Entities represent the net billings of the Affiliated Professional Entities less operating expenses and the Company's management fee. Management services revenue is recognized when the Affiliated Professional Entities render services and recognize operating expenses under the accrual method of accounting. Net revenue is recorded by the Affiliated Professional Entities at established rates reduced by a provision for contractual adjustments and doubtful accounts. Contractual adjustments arise due to the terms of certain reimbursement contracts. Such adjustments represent the difference between the charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts, which are immaterial, are recognized as contractual adjustments in the period of final settlements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   For the years ended December 31, 1999, 1998 and 1997, management services revenue was as follows (in thousands):

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
   Net revenue of the Affiliated Professional
    Entities .................................... $ 66,151  $ 46,285  $32,253
   Less--amounts retained by Affiliated
    Professional Entities........................  (10,777)  (10,232)  (7,852)
                                                  --------  --------  -------
                                                  $ 55,374  $ 36,053  $24,401
                                                  ========  ========  =======

   For the years ended December 31, 1999, 1998 and 1997, the management services revenue of one Affiliated Professional Entity accounted for 16.3%, 15.4% and 15.9% of total net revenue, respectively.

 Surgery and Laser Centers Revenue

   Revenue derived from SLCs is based on fees charged to patients, third-party payors or others for use of the SLCs and relate primarily to cataract, laser vision correction and other surgical procedures. SLC revenue is net of contractual adjustments and a provision for doubtful accounts. Although the Company does not separately track contractual adjustments and provisions for doubtful accounts, management believes that the amounts related to bad debts are immaterial for all periods presented. This revenue is recognized by the Company and is not subject to SAs.

 Optical Product Sales and Other

   Through 1998, optical product sales consisted solely of an optical products purchasing organization (the Alliance). The Alliance negotiates volume buying discounts with optical products manufacturers. Products are sold to both affiliated and non-affiliated ophthalmologists and optometrists. All sales to affiliated ophthalmologists and optometrists are eliminated in consolidation. Most of the products are shipped directly from the manufacturer to the customer. Revenue is recognized, net of an allowance for returns, based on the amount billed to the customer and is recorded upon receipt of the invoice from the manufacturer or the shipping date if shipped from the Alliance. Beginning in January 1999, the Company acquired a wholesale optical laboratory, Midwest Uncuts, Inc., which manufactures and distributes corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists (see Note 3). The Company's wholesale optical laboratory recognizes revenue when product is shipped, net of an allowance for returns.

Cost of Sales and Medical Supplies

   Cost of sales and medical supplies includes the cost of optical products such as frames, optical lenses, contact lenses and medical supplies.

Earnings (Loss) Per Common Share

   Prior to the Company's initial public offering on August 18, 1999 ("IPO"), the Company had multiple classes of convertible preferred stock outstanding. Upon the completion of the IPO, all outstanding classes of preferred stock converted into common stock of the Company. In addition, $9.7 million of subordinated exchangeable promissory notes were exchanged into 1,516,000 shares of common stock. For the computation of earnings per share, the Series A and Series B convertible preferred stock was assumed to be outstanding through the initial public offering date of August 18, 1999.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   Since the Series A and Series B convertible preferred stock participated along with the common stock in the Company's earnings, the Company used the two class method for calculation of earnings per share (EPS). Under the two class method, earnings or loss is allocated to the Series A and Series B convertible preferred stock as one class, and to common stock as a second class. For each class of stock, Basic EPS is calculated by dividing allocated earnings (loss) allocable to the class by the weighted average number of shares outstanding of that class during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. Potential common shares consist of outstanding options, warrants, convertible debt and preferred stock. The dilutive effect of options and warrants are calculated using the treasury stock method. The dilutive effect of the Series A and Series B convertible preferred shares is calculated using the if-converted method.

   For 1999, 1998 and 1997, total earnings were allocated to each class of stock based upon the weighted average shares outstanding for each class as a percentage of total weighted average shares outstanding.

   Earnings (loss) per common share is calculated as follows (amounts in thousands, except per share data):

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  -------- --------
  Income (loss) available to Series A and B
   convertible preferred and common stockholders... $ (1,161) $    967 $    105
  Income (loss) allocated to preferred
   stockholders....................................   (3,130)      784       89
                                                    --------  -------- --------
  Income (loss) available to common stockholders--
   basic........................................... $  1,969  $    183 $     16
                                                    ========  ======== ========
  Income (loss) available to common stockholders--
   diluted......................................... $ (1,161) $    967 $    105
                                                    ========  ======== ========
  Basic weighted average number of common shares
   outstanding.....................................   10,464     2,751    2,178
  Weighted average number of common shares issuable
   upon the conversion of dilutive preferred
   shares..........................................    7,501    11,780   14,624
  Effect of dilutive securities--stock options.....      --      1,472      435
                                                    --------  -------- --------
  Diluted weighted average number of shares
   outstanding.....................................   17,965    16,003   17,237
                                                    ========  ======== ========
  Earnings (loss) per common share:
    Basic.......................................... $   0.19  $   0.07 $   0.01
                                                    ========  ======== ========
    Diluted........................................ $  (0.06) $   0.06 $   0.01
                                                    ========  ======== ========

   The following items are not included in the denominator of the diluted earnings per share calculation since their effects are anti-dilutive (in thousands):

                                                               1999  1998  1997
                                                               ----- ----- -----
   Subordinated exchangeable promissory notes................. 1,135 4,714 8,099
   Series C and Series D convertible preferred stock.......... 2,713 4,130 2,629
   Stock options.............................................. 1,799   --    --

Stock Compensation

   In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method. See Note 12 for the pro forma disclosures of the effect on net income (loss) and earnings (loss) per share.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Concentration of Credit Risk

   For the years ended December 31, 1999, 1998 and 1997, approximately 38%, 49% and 61%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Pro Forma Information

   In connection with the Company's IPO, certain noncash, nonrecurring charges were recorded in the accompanying 1999 and 1998 consolidated statements of operations. The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

                                                                Years Ended
                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
  Income (loss) available to Series A and Series B
   convertible preferred and common stockholders............. $(1,161) $   967
  Eliminate compensation expense related to stock options
   (a).......................................................   2,690      --
  Eliminate discount to initial public offering price upon
   the exchange of subordinated notes for common stock (b)...   2,425      --
  Eliminate preferred stock accretion upon conversion to
   common stock (c)..........................................   2,035      739
  Eliminate interest expense upon debt conversion to common
   stock (d).................................................     400      800
  Related income tax benefit.................................  (1,866)    (395)
                                                              -------  -------
  Pro forma net income....................................... $ 4,523  $ 2,111
                                                              =======  =======
  Pro forma earnings per diluted common share................ $  0.20  $  0.10
                                                              =======  =======
  Pro forma weighted average diluted shares outstanding......  22,476   21,649
                                                              =======  =======

--------
Notes:
(a) Represents the pro forma elimination of the compensation expense associated with the IPO-related vesting of certain stock options granted in 1999.
(b) Represents the pro forma elimination of the additional interest expense which resulted from the exchange of subordinated exchangeable promissory notes for common stock at a discount to the IPO price per share.
(c) Represents the pro forma elimination of the accretion of the Series C and Series D convertible preferred stock through the IPO to its estimated fair market value. Upon the completion of the IPO, the Series C and Series D convertible preferred stock converted into common stock.
(d) Represents the pro forma elimination of the interest expense from the subordinated exchangeable promissory notes which were exchanged for common stock at the time of the IPO.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

3. AFFILIATIONS AND ACQUISITIONS

   The Company acquires certain net assets of Affiliated Professional Entities and the entire operations of the SLCs. In addition, the Company acquires the right to provide services to Affiliated Professional Entities. The following represents the significant practice affiliations occurring in 1999, 1998 and 1997:

    Affiliated Professional Entity          Effective Date       Location
    ------------------------------          --------------       --------
   1999:
   Eye Healthcare Associates............... November 1999  St. Louis, MO
   Young Eye Clinic (1).................... December 1999  St. Joseph, MO
   Pomerance Eye Center (1)................ December 1999  Chattanooga, TN
   1998:
   Eyecare Midwest......................... July 1998      Kansas City, MO
   1997:
   Dominion Eye Associates (1)............. January 1997   Richmond, VA
   Hunkeler Vision Centers (1)............. March 1997     Kansas City, MO & KS
   American Eye Institute (1).............. May 1997       New Albany, IN

  --------
  (1) Affiliation includes SLC(s)

   The acquisitions of nonmedical operating assets and liabilities have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. Simultaneous with each acquisition, the Company entered into an SA with each Affiliated Professional Entity. The following is an allocation of purchase price for the acquisitions completed during the years 1999, 1998 and 1997 (in thousands):

                                                       1999     1998     1997
                                                      -------  -------  -------
   Intangible assets acquired........................ $ 9,690  $ 6,920  $17,746
   Net liabilities assumed...........................  (2,827)     (15)    (570)
                                                      -------  -------  -------
       Total purchase................................   6,863    6,905   17,176
   Less--
     Fair value of stock issued......................  (1,073)  (3,256)  (5,290)
     Notes issued....................................    (550)     --    (9,664)
                                                      -------  -------  -------
       Cash purchase price........................... $ 5,240  $ 3,649  $ 2,222
                                                      =======  =======  =======

   In January 1999, the Company acquired Midwest Uncuts, Inc., a wholesale optical laboratory with two manufacturing locations, from a related party (See
Note 14). The transaction was accounted for by the purchase method of accounting and the results of operations are included in the consolidated financial statements since the date of acquisition. The consideration for the acquisition consisted of $4.6 million of net cash and 250,000 shares of Series A convertible preferred stock issued at a value of $4.38 per share. The acquisition resulted in $5.2 million of goodwill. Subsequent to December 31, 1999, the Company entered into a practice affiliation with an Affiliated Professional Entity in the greater Atlanta, GA area. Total cash consideration was approximately $5.7 million.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                               -------  -------
   Equipment.................................................. $15,780  $ 8,792
   Equipment under capital lease obligations..................   1,039    1,039
   Computer software..........................................   2,059    1,006
   Furniture and fixtures.....................................   1,070      608
   Leasehold improvements.....................................   2,745    1,996
                                                               -------  -------
                                                                22,693   13,441
   Less--Accumulated depreciation and amortization............  (6,628)  (3,548)
                                                               -------  -------
                                                               $16,065  $ 9,893
                                                               =======  =======

   Depreciation and amortization expense for property and equipment in 1999, 1998 and 1997, was approximately $3.1 million, $1.9 million and $1.4 million, respectively. In addition, during 1997, the Company replaced its management software system and, as a result, recorded an expense for the write-off of the net book value of approximately $589,000 which is included in other expense on the accompanying consolidated statements of operations.

5. INTANGIBLE ASSETS

   Intangible assets consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                  Amortization
                                                     Period     1999     1998
                                                  ------------ -------  -------
   SAs and goodwill..............................  5-25 Years  $52,112  $38,185
   Less--Accumulated amortization................               (4,260)  (2,525)
                                                               -------  -------
                                                               $47,852  $35,660
                                                               =======  =======

   Amortization expense for intangible assets in 1999, 1998 and 1997, was approximately $1.8 million, $1.4 million and $826,000, respectively. Effective January 1, 1998, the Company reduced the maximum useful life of the costs associated with affiliations under the SAs from 32 years to 25 years. This change was made to conform the Company's policy with that adopted by other health care services companies during 1998 and to better represent the useful lives of the SAs. The change in the estimated useful life was treated on a prospective basis and increased 1998 amortization expense by $250,000.

6. ACCRUED EXPENSES

   Accrued expenses consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                                   1999   1998
                                                                  ------ ------
   Accrued payroll and related benefits.......................... $2,113 $1,988
   Accrued interest..............................................     83    674
   Accrued other.................................................  2,466    635
                                                                  ------ ------
                                                                  $4,662 $3,297
                                                                  ====== ======

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

7. INCOME TAXES

   The provision for income taxes consists of the following for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                          1999    1998  1997
                                                         ------  ------ -----
   Current--
     Federal............................................ $2,094  $  366 $  31
     State..............................................    345      61     4
                                                         ------  ------ -----
                                                          2,439     427    35
                                                         ------  ------ -----
   Deferred--
     Federal............................................   (542)  1,062   151
     State..............................................    (89)    175    20
                                                         ------  ------ -----
                                                           (631)  1,237   171
                                                         ------  ------ -----
                                                         $1,808  $1,664 $ 206
                                                         ======  ====== =====
   The reasons for the differences between the income tax expense and the amounts calculated using the U.S. statutory rate of 34% were as follows (in thousands):
                                                          1999    1998  1997
                                                         ------  ------ -----
   Tax expense at U.S. statutory rate................... $  912  $1,146 $ 106
   Intangible asset amortization........................    435     283   192
   State taxes, net.....................................    150     235    49
   Discount on conversion of notes......................    459     --    --
   Exercise of employee stock options...................   (213)    --    --
   Reversal of valuation allowance related to operating
    loss carryforward...................................    --      --   (141)
   Other................................................     65     --    --
                                                         ------  ------ -----
   Provision for income taxes........................... $1,808  $1,664 $ 206
                                                         ======  ====== =====

   Deferred tax assets (liabilities) are comprised of the following at December 31, 1999 and 1998 (in thousands):

                                                               1999     1998
                                                              -------  -------
   Current deferred tax assets (liabilities)
     Compensation expense.................................... $   216  $    98
     Receivable allowances...................................     208      220
     Prepaid expense.........................................    (568)     --
     Other...................................................     (24)    (130)
                                                              -------  -------
                                                                 (168)     188
                                                              -------  -------
   Long-term deferred tax assets (liabilities)
     Depreciation and amortization...........................  (1,769)  (1,168)
     Acquisitions............................................    (705)    (335)
     Compensation expense related to stock options...........   1,067      --
     Discount on conversion of notes.........................     416      --
     Other...................................................    (122)    (199)
                                                              -------  -------
                                                               (1,113)  (1,702)
                                                              -------  -------
                                                              $(1,281) $(1,514)
                                                              =======  =======

   The Company paid none, $594,000, and $2.8 million for income taxes during 1997, 1998, and 1999, respectively.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT

   Long-term debt consists of the following as of December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                               -------  -------
   Subordinated exchangeable promissory notes................. $   --   $11,900
   Revolving line of credit...................................   3,200    8,485
   Other......................................................     613      342
                                                               -------  -------
                                                                 3,813   20,727
   Less--Current maturities of long-term debt.................  (3,617)    (300)
                                                               -------  -------
                                                               $   196  $20,427
                                                               =======  =======

Subordinated Exchangeable Promissory Notes

   The Company issued subordinated exchangeable promissory notes (the Notes) in connection with the acquisition of certain net assets of Affiliated Professional Entities and certain SLCs, and the right to provide services to Affiliated Professional Entities. In connection with the IPO, $9.7 million of the Notes was exchanged for 1.5 million shares of the Company's common stock at an exchange ratio of $1.00 worth of common stock, based upon the IPO price, for each $0.80 of outstanding principal on the Notes. The Company recorded the difference between the value of the common stock and the Notes as a nonrecurring, noncash expense. Accordingly, the Company recorded additional interest expense of $2.4 million related to the discount on the exchange of the Notes. During 1999, the Company retired the remaining $2.2 million of the Notes.

   In connection with the exchange of $9.7 million of the Notes, the Company has agreed to lend each of these noteholders on April 1, 2000, an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange which they still own on April 1, 2000. The estimated aggregate amount of these tax loans will not exceed $4 million. Each of the tax loans will be noninterest bearing, nonrecourse to the debtor and secured by a number of shares of the Company's common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000, of any shares of common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of common stock previously issued in exchange for a note and owned by the debtor on April 1, 2000. The tax loans also will be payable by the debtors upon demand by the Company for payment. The Company intends to allow the debtors to repay these loans as they dispose of their shares of our common stock. The Company also has agreed to reimburse these debtors, on grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

Revolving Credit Facility

   The Company has entered into a $35 million credit agreement (the Credit Facility) which provides for a revolving line of credit that expires in July 2000. Accordingly, the Company has recorded the amount outstanding at December 31, 1999, as a current liability in the accompanying consolidated balance sheets. The Company is currently in the process of renegotiating the revolving credit facility to expand its borrowing capacity and to extend the facility beyond July 2000. The Credit Facility provides that interest is payable at LIBOR, plus an applicable margin ranging from 1.5% to 2.0%, depending on the Company's leverage ratios (as defined), or at the prime rate minus .50%. As of December 31, 1999, the effective interest rate on the Credit Facility was approximately 8.0%. In addition, the Company must pay a commitment fee of .375% for the unused portion during the revolving commitment period. Advances under the line of credit are secured by substantially all of the Company's assets. The Credit Facility contains certain covenants, which include

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
limitations on indebtedness, liens, capital expenditures and certain ratios, which define borrowing availability. In addition, the Company must maintain a minimum net worth (as defined in the Credit Facility) of $40 million. As of December 31, 1999, the Company was in compliance with the covenants of the Credit Facility except for the capital expenditures limitation for which the Company received a waiver. As of December 31, 1999, the Company had $31.8 million available on its line of credit.

Interest Expense

   The Company paid $1.9 million, $1.4 million and $624,000 for interest and commitment fees during 1999, 1998 and 1997, respectively.

9. OPERATING LEASES

   The Company has commitments under long-term, nonterminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options of five-year periods. At December 31, 1999, minimum annual rental commitments under operating leases with terms in excess of one year are as follows (in thousands):

     2000.............................................................. $ 4,775
     2001..............................................................   3,840
     2002..............................................................   3,095
     2003..............................................................   2,734
     2004 and thereafter...............................................   7,301
                                                                        -------
       Total minimum lease payments.................................... $21,745
                                                                        =======

   Rent expense related to operating leases amounted to approximately $5.2 million, $3.6 million, and $2.9 million during 1999, 1998 and 1997, respectively.

10. COMMITMENTS AND CONTINGENCIES

Litigation

   The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Professional Liability Risk

   The Company maintains third party professional liability insurance for its SLC and business activities and procures insurance for its Affiliated Professional Entities through a third party insurer. Although the Company believes that this insurance is adequate as to the amounts at risk, there can be no assurance that any claim asserted against the Company will not exceed the coverage limits of such insurance.

Insurance

   The Company and the Affiliated Professional Entities are insured with respect to medical malpractice risks on a claims-made basis. Management is not aware of any claims against the Company or the Affiliated Professional Entities that might have a material impact on the Company's financial position or results of operations.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Purchase Commitment

   The Company has entered into an agreement with a vendor to purchase approximately $7.4 million of medical supplies over a defined term. As of December 31, 1999, the Company has a minimum remaining commitment of $4.7 million, which expires in December 2002.

11. STOCKHOLDERS' EQUITY

   NovaMed Holdings Inc. (Holdings) was incorporated in November 1996. In conjunction with a recapitalization on December 20, 1996 (the Recapitalization), Holdings issued 11,584,000 shares of Series A convertible preferred stock, par value $.01 per share (Series A Stock), to replace previously granted 5,792 units of NovaMed Eyecare Management, LLC (NovaMed
LLC). In addition, Holdings issued options to purchase 1,528,000 shares of Series A Stock in exchange for options to purchase 764 units of NovaMed LLC.

   Contemporaneous with the Recapitalization, Holdings issued 400,000 shares of Series B convertible preferred stock, par value $.01 per share (Series B Stock), for $2.50 per share; 2,000,000 shares of Series C convertible preferred stock, par value $.01 per share (Series C Stock), for $3.00 per share; and warrants to purchase an aggregate of 684,932 shares of Series D convertible preferred stock, par value $.01 per share (Series D Stock), at $4.38 per share. The warrant to purchase the Series D stock was exercised in April 1998. In May 1999, Holdings reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In addition, in connection with the Company's IPO, Series A Stock, Series B Stock, Series C Stock and Series D Stock converted into common stock on a share-for-share basis. Following conversion of the outstanding preferred stock into common stock at the IPO, the Series A, B, C and D convertible preferred stock was eliminated or canceled and these shares are not available for reissuance.

   On August 18, 1999, the Company sold 3,000,000 new shares of common stock in an initial public offering at a price of $8.00 per share. Net proceeds were approximately $20.2 million after deducting underwriting discounts, commissions and offering expenses. In addition, the underwriters exercised their over-allotment option on September 1, 1999, to acquire an additional 600,000 shares of the Company's common stock at $8.00 per share, contributing $4.5 million of additional net proceeds.

Registration Rights

   Certain stockholders existing prior to the IPO have the right to demand registration of 4,257,269 of the Company's shares. At any time at least six months after the IPO, the holders of Series C or D convertible preferred stock prior to the IPO are entitled to one demand registration upon initiation by at least 51% of these holders. Thereafter, a second demand registration may be initiated by not less than 25% of these holders. The Company is only required to effect a registration if at least 20% of the common stock that was Series C or D convertible preferred stock prior to the IPO is to be sold in the demand offering and the anticipated aggregate offering price of the demand registration exceeds $5.0 million. These holders will be entitled to sell all of the shares requested to be registered, subject to pro rata cutback in the underwriters' discretion.

   In addition certain stockholders existing prior to the IPO have piggyback registration rights for 18,843,118 shares covering future offerings by the Company. In a secondary public offering effected by the Company, these holders are entitled to pro rata piggyback registration rights with respect to 50% of the shares, other than shares to be sold for the Company's benefit, permitted by the underwriters to be sold in a secondary offering.

   In a secondary offering initiated by the Company, the Company's stockholders that held common stock and Series A or B convertible preferred stock prior to the IPO are entitled to pro rata piggyback registration rights with respect to 50% of the shares, other than shares to be sold for the Company's benefit, permitted by the underwriter to be sold. These holders also have piggyback registration rights with respect to any registration

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
effected pursuant to the demand registration rights of the Company's stockholders that held Series C or D convertible preferred stock prior to the IPO; provided, however, that any of these registration rights are subordinate to the rights of the Company's former Series C or D convertible preferred holders and the Company to participate in the offering and are subject to cutback in the underwriter's discretion. The holders of 12,682,303 of these shares have agreed not to exercise these rights for one year after the date of the IPO.

Redemption Right

   In connection with the issuance of the Series C and Series D Stock (Senior Preferred Stock), NovaMed amended its articles of incorporation (the Amendment) to provide that holders of at least two-thirds of the then outstanding Senior Preferred Stock may elect to redeem for cash up to 50% of their respective shares each year after April 2004, and April 2005, at the greater of a prescribed liquidation preference amount per share (the Carrying Value), or the fair value of such preferred stock as established by independent appraisers. The Amendment provided for a mandatory conversion of each share of convertible preferred stock to one share of common stock in the event NovaMed undertook a qualifying IPO.

   Although the Company had not obtained an independent appraisal, it had estimated the potential future redemption value based upon various transactions with third parties, through comparison to comparable publicly traded companies and the Company's IPO price per share. Based upon the estimates, the Company recorded accretion of $2.0 million and $739,000 to increase the carrying value of the Senior Preferred Stock to the date of the IPO in 1999 and for the year ended December 31, 1998, respectively. In connection with the Company's IPO, the Senior Preferred Stock converted into common stock thereby eliminating the need for future accretion.

Rights Agreement

   Certain shareholders possess rights to purchase fractional shares of Series E junior participating preferred stock with a par value of $.01 per share at a price of $110 per one one-thousandth of a share, subject to adjustment as defined in the Rights agreements. These rights are not exercisable until the announcement of the occurrence of certain events as defined in an agreement which also describes the various shareholders' rights.

   Upon the occurrence of certain events, each right holder will be entitled to receive shares of common stock, or in specified circumstances other assets having a value of two times the purchase price of the right. Additionally, the Board of Directors may exchange the rights, in whole or in part, without additional payment, for shares of common stock at an exchange ratio defined in the agreement. At any time prior to certain events, the Board of Directors may redeem all, but not less than all of the rights at a redemption price of $.01 per right.

Treasury Stock

   In May 1998, the Board of Directors authorized a repurchase of up to 1,200,000 shares of the Company's Series A Stock. The Company purchased a total of 1,188,414 shares at an aggregate cost of $5.3 million. In addition, during 1999, the Company reacquired 437,000 shares in connection with the termination of affiliations with eye care professionals. All outstanding treasury shares were reissued in connection with the Company's IPO or practice affiliations.

12. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

   The Company maintains a voluntary savings plan (the Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage of up to 15% of their

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
compensation. The Plan provides for the Company to match 50% of the employee's contributions on the first 3% of salary contributed by each employee. The Company's matching contributions approximated $251,000, $136,000 and $70,000 for 1999, 1998 and 1997, respectively.

Employee Stock Purchase Plan

   The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. The plan began on October 1, 1999 and, accordingly, no shares were purchased during 1999. At December 31, 1999, 400,000 shares were reserved for future issuance.

Stock Option Plans

   In December 1996, the Company adopted the NovaMed Holdings Inc. Stock Incentive Plan (the Plan). The Company has authorized 6,251,800 shares of its common stock, par value $.01 per share, to be reserved for future grants. Authorized options for common stock under the Plan are exercisable over a four-year period with vesting beginning six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for Common Stock options is 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

   The Company grants stock options to employees and nonemployee members of the Company's Board of Directors. Pursuant to Accounting Principles Board Opinion No. 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended December 31, 1998 and 1997, the Company did not recognize any stock based compensation expense. During July 1999, the Company fully vested all options granted from February 1, 1999 through July 23, 1999, which were granted with exercise prices below the fair market value, contingent on the completion of the IPO. The Company issued 1,050,800 options during this time period. Accordingly, the Company recorded a pre-tax expense of $2.7 million, as compensation expense during 1999 related to those options which became fully vested on the date of the IPO.

   In addition, the Company granted stock options to physicians employed by Affiliated Professional Entities. The physicians reimburse the Company in full for the compensation charge taken upon the granting of these options, which is equal to their estimated fair market value on the date of the grant as determined by the Black-Scholes option-pricing model.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The following table summarizes the activity in the stock option plan:

                                                                        Weighted
                                                                        Average
                                                 Options    Price Per   Exercise
                                               Outstanding    Share      Price
                                               ----------- ------------ --------
   December 31, 1996..........................  1,533,001  $1.25-$ 2.50  $1.31
     Granted..................................  2,013,500  $1.88-$ 4.38  $2.11
     Exercised................................   (149,373) $1.25-$ 1.88  $1.26
     Canceled.................................   (253,712) $1.25-$ 2.50  $1.45
                                                ---------
   December 31, 1997..........................  3,143,416  $1.25-$ 4.38  $1.81
     Granted..................................  1,129,000  $3.50-$ 6.00  $4.53
     Exercised................................     (7,388) $1.25-$ 2.50  $1.93
     Canceled.................................   (122,028) $1.25-$ 3.85  $2.05
                                                ---------
   December 31, 1998..........................  4,143,000  $1.25-$ 6.00  $2.55
     Granted..................................  1,343,850  $4.38-$10.80  $6.69
     Exercised................................   (367,562) $1.25-$ 9.00  $2.93
     Canceled.................................   (111,053) $1.25-$10.80  $4.48
                                                ---------
   December 31, 1999..........................  5,008,235                $3.52
                                                =========                =====

   The weighted average fair value of options granted in 1999 was $4.09 per share.

   The following table summarizes information about stock options outstanding at December 31, 1999:

                           Options Outstanding      Options Exercisable
                       ---------------------------- --------------------
                         Number            Average    Number    Average
        Range of       Outstanding Average Exercise Exercisable Exercise
     Exercise Prices   at 12/31/99  Life    Price   at 12/31/99  Price
     ---------------   ----------- ------- -------- ----------- --------
       $1.25- 1.25        942,875    5.9    $1.25      942,875   $1.25
       $1.88- 2.50      1,711,000    7.2     2.04    1,231,007    2.02
       $3.00- 4.38        733,010    8.2     3.79      328,948    3.76
       $5.00- 7.19      1,300,500    9.1     5.62      889,557    5.43
       $7.69-10.80        320,850    9.3     9.67      242,300    9.71
     -----------        ---------    ---    -----    ---------   -----
       $1.25-10.80      5,008,235    7.7    $3.52    3,634,687   $3.32
     ===========        =========    ===    =====    =========   =====

   The following summarizes the pro forma effect on net income (loss) if the fair values of stock-based compensation had been recognized in the year presented as compensation expense on a straight-line basis over the vesting period of the grant (in thousands, except per share data):

                                                            1999    1998 1997
                                                           -------  ---- -----
   Net income (loss) available to common stockholders..... $(3,507) $578 $  14
   Earnings (loss) per common share:
     Basic................................................ $   .04  $.04 $ --
     Diluted.............................................. $  (.20) $.04 $ --

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The fair value of these options was estimated using the Black-Scholes option-pricing model for 1999 and the minimum value method in 1998 and 1997 with the following assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Expected option life in years.............................. 4.92    10    10
   Risk-free interest rate.................................... 5.28% 6.06% 4.85%
   Dividend yield.............................................  --    --    --
   Expected volatility........................................ .850   N/A   N/A

13. OPERATING SEGMENTS

   During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

   Management services. Management services include medical services provided to patients, the sale of optical products and research.

   Surgery and Laser Centers. Surgery and laser centers include the results of operations from owning, managing or operating surgery and laser centers, laser vision correction centers and fixed-site laser services agreements.

   Product sales. Product sales include the Alliance, the Company's optical products purchasing organization, and beginning in 1999, Midwest Uncuts, Inc., a wholesale optical laboratory.

   The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2, except for the management services segment. Management services revenue is reported to management using the net revenue of the Affiliated Professional Entities as the total revenue. The revenue for the management services segment on the accompanying consolidated statements of operations is the net revenue of the Affiliated Professional Entities reduced by amounts retained by the Affiliated Professional Entities (see Note 2). Under either approach, the earnings before income taxes (EBT) are identical.

   The Company evaluates the performance of its segments based on EBT. Segment EBT includes all revenue and expenses directly attributable to the segment except amortization of intangible assets and excludes certain expenses that are managed outside the reportable segment. Items excluded from the segment EBT primarily consist of corporate expenses for salaries, wages and benefits, general and administrative, interest on debt, and amortization of intangible assets.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The Company excludes intercompany transfers for management reporting purposes, as they have no effect on the EBT of the individual segments. Segment identifiable assets include accounts receivable, inventory, other current assets and long-lived assets of the segment. Corporate identifiable assets represent all other assets of the Company including cash and cash equivalents, corporate other current assets, and corporate long-lived assets, which include property and equipment, notes receivable, intangible assets, and other long-term assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, because presenting such information is not practical.

                                     Surgery
                         Management and Laser Product
                          Services   Centers   Sales   Corporate  Eliminations  Total
                         ---------- --------- -------  ---------  ------------ --------
                                                (In thousands)
1999--
  Net revenue...........  $66,151    $31,615  $15,599  $    --      $(10,777)  $102,588
  EBT...................    6,185     12,588    1,483   (17,574)         --       2,682
  Depreciation and
   amortization.........    1,142        920      142     2,708          --       4,912
  Interest (income).....      (18)       --       (31)     (165)         --        (214)
  Interest expense......        3          2        1     1,507          --       1,513
  Identifiable assets...   15,601     10,273    3,329    59,049          --      88,252
                          =======    =======  =======  ========     ========   ========
1998--
  Net revenue...........  $46,285    $20,131  $ 7,545  $    --      $(10,232)  $ 63,729
  EBT...................    5,707      7,181      546   (10,064)         --       3,370
  Depreciation and
   amortization.........      874        563        5     1,891          --       3,333
  Interest (income).....      (14)       --       (11)     (248)         --        (273)
  Interest expense......       17          1        1     1,527          --       1,546
  Identifiable assets...   12,120      7,236    1,301    42,022          --      62,679
                          =======    =======  =======  ========     ========   ========
1997--
  Net revenue...........  $32,253    $14,484  $ 3,523  $    --      $ (7,852)  $ 42,408
  EBT...................    4,192      5,349      173    (9,403)         --         311
  Depreciation and
   amortization.........      587        386        9     1,244          --       2,226
  Interest (income).....      --         (12)      (4)     (306)         --        (322)
  Interest expense......      --          35        1     1,327          --       1,363
  Identifiable assets...    8,717      4,373      517    39,127          --      52,734
                          =======    =======  =======  ========     ========   ========

   The Company has no revenue attributed to customers outside of the U.S. and no assets located in foreign countries.

14. RELATED-PARTY TRANSACTIONS

Facility Rent

   The Company leases facility space from various partnerships, which include affiliated providers as partners and trusts in which relatives of the affiliated providers are named beneficiaries. Rent expense on related-party operating leases amounted to approximately $1.6 million, $1.5 million and $1.3 million during 1999, 1998 and 1997, respectively.

Notes Receivable

   The Company holds notes receivable of $342,000 from physicians affiliated with the Company. The loans bear interest rates between 9.0-9.5%, are secured against future services, and are either payable upon demand of the Company or within two years of issuance, at the Company's discretion.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Acquisition of Midwest Uncuts, Inc.

   Effective January 1, 1999, the Company acquired all of the issued and outstanding shares of Midwest Uncuts, Inc. in exchange for $4.6 million in net cash and 250,000 shares of Series A Stock. The stockholders were Mr. and Mrs. John P. Winjum, the parents of the Company's Chairman of the Board, President and Chief Executive Officer. Prior to this acquisition, the Company had retained Midwest Uncuts, Inc., to finish and surface lenses on a purchase order basis on market terms. The Company made payments of approximately $982,000 and $820,000 during 1998 and 1997, respectively.

Other

   The Company receives professional services from a firm that employs a director of the Company. Total payments for services received during 1999, 1998 and 1997 were approximately $1.8 million, $422,000 and $516,000, respectively.

                             NOVAMED EYECARE, INC.

                         RULE 12-09 VALUATION RESERVES
                                   (in 000's)

Allowance
for
contractual
adjustments   Balance at  Charged to            Balance at
and bad      beginning of costs and               end of
debt            period     expenses  Deductions   period
-----------  ------------ ---------- ---------- ----------
1997           $ 2,521     $30,413    $ 25,940   $ 6,994
               =======     =======    ========   =======
1998           $ 6,994     $40,647    $(37,294)  $10,347
               =======     =======    ========   =======
1999           $10,347     $56,536    $(54,169)  $12,714
               =======     =======    ========   =======

                                     SCH-I

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                          NovaMed Eyecare, Inc.

                                                 /s/ Stephen J. Winjum
                                          By: _________________________________
                                                     Stephen J. Winjum
                                                 President, Chief Executive
                                                        Officer and
                                                  Chairman of the Board of
                                                         Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.

              Signature                                 Title
              ---------                                 -----

       /s/ Stephen J. Winjum            President, Chief Executive Officer
______________________________________   (Principal Executive Officer),
          Stephen J. Winjum              Chairman of the Board of Directors,
                                         and a Director

       /s/ Ronald G. Eidell             Executive Vice President, Chief
______________________________________   Financial Officer and Secretary
           Ronald G. Eidell

       /s/ Martin A. Koehler            Vice President Finance and Principal
______________________________________   Accounting Officer
          Martin A. Koehler

    /s/ John D. Hunkeler, M.D.          Director
______________________________________
        John D. Hunkeler, M.D.

      /s/ Scott H. Kirk, M.D.           Director
______________________________________
         Scott H. Kirk, M.D.

        /s/ R. Judd Jessup              Director
______________________________________
            R. Judd Jessup

     /s/ Steven V. Napolitano           Director
______________________________________
         Steven V. Napolitano

      /s/ James B. Tananbaum            Director
______________________________________
          James B. Tananbaum

       /s/ Peter C. Wendell             Director
______________________________________
           Peter C. Wendell

   /s/ Douglas P. Williams, M.D.        Director
______________________________________
      Douglas P. Williams, M.D.