Form 10-Q
period 2000-03-31
NOVAMED EYECARE INC
filed 2000-05-15
CIK 1086939

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

          Registrant's telephone, including area code: (312) 664-4100
                              ___________________


Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_] and

(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 9, 2000, there were outstanding 24,418,531 shares of the registrant's common stock, par value $.01 per share.

===============================================================================

                            NOVAMED EYECARE, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2000
                                     INDEX


          PART OR ITEM                                                                    PAGE
Part I.   FINANCIAL STATEMENTS                                                              3
Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets - March 31, 2000 and
           December 31, 1999                                                                3

           Condensed Consolidated Statements of Operations - Three months ended
           March 31, 2000 and 1999                                                          4

           Condensed Consolidated Statements of Cash Flows - Three months ended
           March 31, 2000 and 1999                                                          5

           Notes to the Interim Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                       9

Part II.  OTHER INFORMATION                                                                11
Item 2.   Change in Securities and Use of Proceeds                                         11
Item 6.   Exhibits and Reports on Form 8-K                                                 11

          Signatures                                                                       12




Part I
------
Item 1.

                               NOVAMED EYECARE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands, except per share data)

                                                                     March 31,        December 31,
                                                                       2000               1999
                                                                    -----------       ------------
                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                        $ 1,193            $ 1,828
    Accounts receivable, net                                          17,268             14,501
    Due from affiliated providers, net                                 1,806              1,931
    Notes receivable from affiliated providers                           655                342
    Inventory                                                          2,896              3,427
    Other current assets                                               2,578              2,113
                                                                     -------            -------
      Total current assets                                            26,396             24,142
Property and equipment, net                                           17,478             16,065
Intangible assets, net                                                53,516             47,852
Other assets, net                                                        194                193
                                                                     -------            -------
      Total assets                                                   $97,584            $88,252
                                                                     =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $ 3,399            $ 3,608
    Accrued expenses                                                   5,860              4,662
    Income taxes payable                                                   -                275
    Current maturities of long-term debt                               9,213              3,617
                                                                     -------            -------
      Total current liabilities                                       18,472             12,162
                                                                     -------            -------
Long-term debt, net of current maturities                                182                196
                                                                     -------            -------
Deferred income tax liability                                          1,113              1,113
                                                                     -------            -------

Commitments and contingencies
Stockholders' equity:
    Series E junior participating preferred stock ($.01 par
      value, 1,912,000 shares authorized, none outstanding at
      March 31, 2000 and December 31, 1999, respectively)                  -                  -


    Common stock ($.01 par value, 81,761,465 shares authorized,
      24,398,584 and 24,159,199 shares outstanding, respectively)        244                242

    Additional paid-in capital                                        76,184             74,628
    Retained earnings (deficit)                                        1,389                (89)
                                                                     -------            -------
      Total stockholders' equity                                      77,817             74,781
                                                                     -------            -------
      Total liabilities and stockholders' equity                     $97,584            $88,252
                                                                     =======            =======



      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                           NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data; unaudited)




                                                    Three months ended
                                                         March 31,
                                                    -------------------
                                                     2000        1999
                                                    -------     -------
Net revenue:
      Management services                           $16,747     $11,852
      Surgery and laser centers                       9,894       5,886
      Product sales and other                         4,975       3,288
                                                    -------     -------
        Total net                                    31,616      21,026
                                                    -------     -------
Operating expenses:
      Salaries, wages and benefits                   11,778       8,231
      Cost of sales and medical supplies              8,200       5,738
      Selling, general and administrative             7,203       4,929
      Depreciation and amortization                   1,699       1,096
      Compensation expense related to stock options      --          57
                                                    -------     -------
        Total operating expenses                     28,880      20,051
                                                    -------     -------
Income from operations                                2,736         975

Other expense, net                                      175         508
                                                    -------     -------
Income before income taxes                            2,561         467
Provision for income taxes                            1,083         209
                                                    -------     -------
Net income                                            1,478         258

Accretion of Series C and Series D convertible
 preferred stock                                         --        (569)
                                                    -------     -------

Income (loss) available to Series A and Series B
 convertible preferred and common stockholders      $ 1,478     $  (311)
                                                    =======     =======
Basic earnings (loss) per common share              $  0.06     $ (0.02)
                                                    =======     =======
Diluted earnings (loss) per common share            $  0.06     $ (0.02)
                                                    =======     =======
Basic weighted average common shares outstanding     24,234       2,521
                                                    =======     =======
Diluted weighted average common shares outstanding   26,339      15,969
                                                    =======     =======



      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                   Three months ended
                                                                        March 31,
                                                                   -------------------
                                                                     2000        1999
                                                                   -------     -------
Cash flows from operating activities:
  Net income                                                       $ 1,478     $   258
  Adjustments to reconcile net income to net cash provided
   by operating activities, net of effects of purchase
   transactions--
     Depreciation and amortization                                   1,699       1,096
     Noncash employee stock option expense                               -          57
     Changes in noncash working capital items--
       Accounts receivable and due from affiliated
        providers, net                                              (2,405)        394
       Inventory                                                       576        (195)
       Other current assets                                           (465)         15
       Other noncurrent assets                                          (1)        111
       Accounts payable, accrued expenses and income taxes
         payable                                                       857      (1,399)
                                                                   -------     -------
               Net cash provided by operating activities             1,739         337
                                                                   -------     -------

Cash flows from investing activities:
  Purchases of property and equipment                               (1,742)     (1,342)
  Acquisitions of and affiliations with entities, net               (6,354)     (6,337)
  Issuance of notes receivable to affiliated providers                (313)        (28)
                                                                   -------     -------
               Net cash used in investing activities                (8,409)     (7,707)
                                                                   -------     -------

Cash flows from financing activities:
  Borrowings under revolving line of credit                         12,450      12,500
  Payments under revolving line of credit                           (6,850)     (4,850)
  Payments of subordinated debt                                          -        (850)
  Proceeds from the exercise of stock options                          453           -
  Payments of other debt and capital lease obligations                 (18)       (207)
                                                                   -------     -------
               Net cash provided by financing activities             6,035       6,593
                                                                   -------     -------
Net decrease in cash and cash equivalents                             (635)       (777)
Cash and cash equivalents, beginning of period                       1,828       1,875
                                                                   -------     -------
Cash and cash equivalents, end of period                           $ 1,193     $ 1,098
                                                                   =======     =======


     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999 filed by NovaMed Eyecare, Inc. (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2000 and 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The net income
(loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.  EARNINGS (LOSS) PER COMMON SHARE

     Prior to the Company's initial public offering on August 18, 1999 ("IPO"), the Company had multiple classes of convertible preferred stock outstanding. Upon the completion of the IPO, all outstanding classes of preferred stock converted into common stock of the Company. In addition, $9.7 million of subordinated exchangeable promissory notes were exchanged into 1,516,000 shares of common stock. For the computation of earnings per share, the Series A and Series B convertible preferred stock were assumed to be outstanding through the IPO.

     Because the Series A and Series B convertible preferred stock participated along with the common stock in the Company's earnings, the Company used the two class method for the calculation of earnings per share ("EPS") for 1999. Under the two class method, earnings or loss is allocated to the Series A and Series B convertible preferred stock as one class, and to common stock as a second class. For each class of stock, basic EPS is calculated by dividing allocated earnings
(loss) allocable to the class by the weighted average number of shares outstanding of that class during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. Potential common shares consist of outstanding options, convertible debt and preferred stock. The dilutive effect of options are calculated using the treasury stock method. The dilutive effect of the Series A and Series B convertible preferred shares are calculated using the if-converted method.

     Earnings (loss) per common share is calculated as follows:

                                                                               Three months ended March 31,
                                                                            --------------------------------------
(in thousands, except per share)                                                 2000                     1999
------------------------------------------------------------------------    -------------            -------------
Income (loss) available to Series A and B convertible preferred and
 common stockholders                                                              $ 1,478                $    (311)
Income (loss) allocated to preferred stockholders                                       -                     (257)
                                                                            -------------            -------------
Income (loss) available to common stockholders-basic                              $ 1,478                $     (54)
                                                                            -------------            -------------
Income (loss) available to common stockholders-diluted                            $ 1,478                $    (311)
                                                                            =============            =============

Basic weighted average number of common shares outstanding                         24,234                    2,521
Weighted average number of common shares issuable upon the conversion
 of dilutive preferred shares                                                           -                   11,873

Effect of dilutive securities--stock options                                        2,105                    1,575
                                                                            -------------            -------------
Diluted weighted average number of shares outstanding                              26,339                   15,969
                                                                            =============            =============
Earnings (loss) per common share:
  Basic                                                                           $  0.06                  $ (0.02)
                                                                            =============            =============
  Diluted                                                                         $  0.06                  $ (0.02)
                                                                            =============            =============

     The effect of the subordinated exchangeable notes was anti-dilutive in 1999 and accordingly, is excluded from diluted EPS. Additionally, the effect of the conversion of the Series C and Series D convertible preferred stock was anti-dilutive for 1999 and as such, has been excluded from diluted EPS.

3.  UNAUDITED PRO FORMA INFORMATION

     In connection with the Company's initial public offering on August 18, 1999, certain noncash, nonrecurring charges were recorded in the 1999 consolidated financial statements. The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred on January 1, 1999:

                                                                                              Three months ended
                                                                                                  March 31,
                                                                                          -----------------------------
             (in thousands, except per share)                                              2000                  1999
--------------------------------------------------------------------------                -------               -------
Income (loss) available to Series A and Series B convertible preferred and
 common stockholders                                                                      $ 1,478              $   (311)
Eliminate compensation expense related to stock options (a)                                     -                    57
Eliminate preferred stock accretion upon conversion to common stock (b)                         -                   569
Eliminate interest expense upon debt conversion to common
   stock (c)                                                                                    -                   200
Related income tax effect                                                                       -                  (115)
                                                                                          -------               -------
Pro forma net income                                                                      $ 1,478               $   400
                                                                                          =======               =======
Pro forma earnings per diluted common share                                               $  0.06               $  0.02
                                                                                          =======               =======
Pro forma weighted average diluted shares outstanding                                      26,399                21,306
                                                                                          =======               =======

Notes:

(a) Represents the pro forma elimination of the compensation expense associated with the IPO-related vesting of certain stock options granted in 1999.
(b) Represents the pro forma elimination of the accretion of the Series C and Series D convertible preferred stock through the date of the IPO to its estimated fair market value. Upon the completion of the IPO, the Series C and Series D convertible preferred stock converted into common stock.
(c) Represents the pro forma elimination of the interest expense from the subordinated exchangeable promissory notes, which were exchanged into common stock at the time of the IPO.

4.   OPERATING SEGMENTS

          The table below presents information about operating data and segment assets, adjusted to exclude the effects of the 1999 noncash, nonrecurring items discussed in Note 3, used by the chief operating decision maker of the Company as of and for the three months ended March 31, 2000 and 1999:

                                                                          Product
                                       Management        Surgery and     Sales and
                                        Services        Laser centers      Other        Corporate     Eliminations     Total
                                        --------        -------------      -----        ---------     ------------     -----
                                                                       (in thousands)
Three months ended March 31, 2000
---------------------------------
  Net revenue                            $19,867           $ 9,894          $4,975        $     -         $(3,120)     $31,616
  Earnings before tax                      2,090             3,878             450         (3,857)              -        2,561
  Depreciation and amortization              342               363              46            948               -        1,699
  Interest (income)                           (5)                -              (1)           (21)              -          (27)
  Interest expense                             -                 -               -            227               -          227
  Identifiable assets                     17,661            10,471           4,017         65,435               -       97,584
                                         =======           =======          ======        =======         =======     ========

Three months ended March 31, 1999
---------------------------------
  Net revenue                            $14,411           $ 5,886          $3,288        $     -         $(2,559)     $21,026
  Earnings before tax                      1,375             2,138             391         (3,437)              -          467
  Depreciation and amortization              256               185              38            617               -        1,096
  Interest (income)                           (5)                -             (12)           (20)              -          (37)
  Interest expense                             1                 1               1            543               -          546
  Identifiable assets                     12,227             7,187           3,656         45,897               -       68,967
                                         =======           =======          ======        =======         =======      =======

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

   The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Net Revenue. Net revenue for the first quarter 2000 increased 50.4% to $31.6 million from $21.0 million in the prior year period. Management services revenue increased 41.3% from $11.9 million to $16.7 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Surgery and laser center revenue increased 68.1% from $5.9 million to $9.9 million, primarily as a result of a 118.9% increase in laser vision correction procedures, compared to the same three months of 1999. The increase in laser vision correction procedures resulted from an overall increase in demand. We also experienced a 24.5% increase in the number of cataract procedures, compared to the three months ended March 31, 1999. Product sales revenue increased 51.3% from $3.3 million to $5.0 million, reflecting strong product demand.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 43.1% from $8.2 million to $11.8 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 39.1% to 37.3%. The absolute increase in salaries, wages and benefits expense primarily reflects costs associated with organic procedure volume growth, along with increased costs as a result of new acquisitions and affiliations. The decrease in salaries, wages and benefits expense as a percentage of revenue was mainly attributable to better utilization of staff due primarily to the increased volume of laser vision correction and cataract procedures.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 42.9% from $5.7 million to $8.2 million. As a percentage of revenue, cost of sales and medical supplies expense decreased to 25.9% from 27.3%. The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred at new acquisitions and affiliations. Supply costs associated with the increase in laser vision correction and cataract procedures also contributed to the absolute increase during the period. The decrease in cost of sales and medical supplies expense as a percentage of revenue was primarily due to strong refractive revenue growth which has increased proportionately more than has cost of sales and medical supplies expense.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense increased 46.1% from $4.9 million to $7.2 million. As a percentage of revenue, SG&A expense decreased from 23.4% to 22.8%. The absolute increase in SG&A expense related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business (which includes the continued investment in developing regional brands), and acquisitions. In addition, we increased our information technology expenditures related to our enterprise-wide information systems, other programs supporting our laser vision correction business and our application service provider platform.

     Depreciation and Amortization. Depreciation and amortization expense increased 55.0% from $1.1 million to $1.7 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

     Other Expense. Other expense decreased 65.6% from $508 thousand to $175 thousand. The decrease in other expense was primarily related to the reduction of interest expense as a result of lower average outstanding indebtedness during the first quarter of 2000 as compared to the 1999 period.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate decreased to 42.3% from 44.8%, due to a higher level of pre-tax earnings for the three months ended March 31, 2000, which absorbed a higher percentage of non-deductible expenses as compared to the prior year period.

     Accretion of Series C and Series D Convertible Preferred Stock. In connection with our August 18, 1999 initial public offering ("IPO"), approximately 16.3 million shares of Series A, Series B, Series C and Series D convertible preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into our common stock. Prior to the initial public offering, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles required that until the redemption date, we increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. The accretion was deducted from net income in the 1999 consolidated financial statements to arrive at the income available for common stockholders. Upon the conversion of the Series C and Series D convertible preferred stock into common stock, the redemption rights terminated, thus eliminating the need for further accretion. We recorded accretion of $569 thousand for the three months ended March 31, 1999.

Liquidity and Capital Resources

     Net cash provided by operating activities for the three months ended March 31, 2000 increased $1.4 million over the comparable 1999 period to $1.7 million, mainly as a result of improved earnings. The Company used $8.4 million of cash for investing activities during first quarter 2000, which included two acquisitions and/or affiliations and the purchase of property and equipment. During the first three months of 2000, the Company's net borrowings under its revolving credit line increased $5.6 million primarily as a result of borrowings used to fund acquisitions. Additionally, the Company received $453 thousand during first quarter 2000 from the issuance of common stock associated with the exercise of stock options. At March 31, 2000, the Company had cash and cash equivalents of $1.2 million and working capital of $7.9 million.

     The Company's credit agreement, which provides for a $35 million revolving credit facility, expires in July 2000. Accordingly, the Company's current maturities of long-term debt at March 31, 2000 and December 31, 1999 include outstanding credit line borrowings of $8.8 million and $3.2 million, respectively. Interest is payable at an annual rate equal to our lender's published base rate minus .50% or LIBOR plus a range from 1.5% to 2.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was approximately 8% (annualized) for the three months ended March 31, 2000. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, ratios that define borrowing availability and restrictions on the payment of dividends. As of March 31, 2000, we were in compliance with all our credit agreement covenants. We had $26.2 million available on our line of credit as of March 31, 2000. We are currently in the process of renegotiating our revolving credit facility to expand our borrowing capacity and to extend the facility beyond July 2000. We expect to complete this refinancing in the second quarter of 2000.

     We expect that our funds from operations and access to bank credit lines will be sufficient to fund our operations and capital expenditures for at least 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our laser vision correction services and facilities, expansions and the future cost of surgical equipment.

     Most of our current FDA-approved lasers are subject to a supply agreement with Summit Technology, Inc. Under this agreement, we utilize Summit-manufactured lasers for periods ranging from 36 to 42 months. During these periods, we pay Summit monthly based on the number of procedures performed with each laser. We are required to pay for a minimum number of procedures on each laser during the commitment period, whether or not these procedures are actually performed. As of March 31, 2000, we have a minimum remaining commitment to Summit of approximately $5.7 million.

     In connection with the exchange of $9.7 million of our subordinated exchangeable promissory notes resulting from our IPO, we agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of our common stock received in the exchange which they still owned as of April 1, 2000. In accordance with these agreements, the Company loaned $2.7 million to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of our common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of our common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of our common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. The tax loans are payable by the debtors upon our demand for payment. Currently, we intend to allow the debtors to repay these loans as they dispose of their shares of our common stock. We also have agreed to reimburse these debtors on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

     PART II.  OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

Sales of Unregistered Securities from January 1, 2000 through March 31, 2000

     On January 21, 2000, the Company issued 7,995 shares of common stock to an affiliated professional entity as partial consideration to consummate its affiliation with such entity.

     No underwriters were engaged in connection with the foregoing sale of securities. The sale of securities listed above was made in reliance upon the exemptions from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits
     Exhibit 10.17 -   Third Amendment to Amended and Restated Credit
                       Agreement
     Exhibit 10.18 -   Third Amendment to Amended and Restated Summit
                       Technology, Inc. Agreement
     Exhibit 10.19 -   Amendment to Amended and Restated Employment
                       Agreement with Stephen J. Winjum
     Exhibit 10.20 -   Amendment to Amended and Restated Employment
                       Agreement with Ronald G. Eidell
     Exhibit 10.21 -   Amendment to Amended and Restated Employment
                       Agreement with E. Michele Vickery
     Exhibit 27    -   Financial Data Schedule

B.   Reports on Form 8-K
     The Company did not file any reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Ronald G. Eidell                     May 12, 2000
--------------------                     ------------

Ronald G. Eidell                             Date
Executive Vice President, Chief
Financial Officer and Secretary
(on behalf of Registrant and as
principal financial officer)


/s/ Martin A. Koehler                    May 12, 2000
---------------------                    ------------

Martin A. Koehler                             Date
Vice President Finance
(principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number        Exhibit Name
------        ------------
10.17         Third Amendment to Amended and Restated Credit Agreement
10.18*        Third Amendment to Amended and Restated Summit Technology, Inc.
              Agreement
10.19         Amendment to Amended and Restated Employment Agreement with
              Stephen J. Winjum
10.20         Amendment to Amended and Restated Employment Agreement with Ronald
              G. Eidell
10.21         Amendment to Amended and Restated Employment Agreement with E.
              Michele Vickery
27            Financial Data Schedule
--------
* Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.