Form 10-Q
period 2000-06-30
NOVAMED EYECARE INC
filed 2000-08-14
CIK 1086939

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No[_] and

(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      As of August 9, 2000, there were outstanding 24,599,226 shares of the registrant's common stock, par value $.01 per share.

                             NOVAMED EYECARE, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2000
                                     INDEX


          PART OR ITEM                                                              PAGE
Part  I.  FINANCIAL STATEMENTS                                                         3
Item  1.  Interim Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets - June 30, 2000 and December
            31, 1999                                                                   3

            Condensed Consolidated Statements of Operations - Three and six
            months ended June 30, 2000 and 1999                                        4

            Condensed Consolidated Statements of Cash Flows - Six months ended
            June 30, 2000 and 1999                                                     5

            Notes to the Interim Condensed Consolidated Financial Statements           6

Item  2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        9


Part II.  OTHER INFORMATION                                                           14
Item  2.  Change in Securities and Use of Proceeds                                    14
Item  4.  Submission of Matters to a Vote of Security Holders                         15
Item  5.  Other Information                                                           15
Item  6.  Exhibits and Reports on Form 8-K                                            16
          Signatures                                                                  17

Part I
------
Item 1.   FINANCIAL STATEMENTS

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                                            June 30,     December 31,
                                                                                              2000           1999
                                                                                          -----------    ------------
ASSETS                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                                $       -       $   1,828
   Accounts receivable, net                                                                    18,956          14,501
   Due from affiliated providers, net                                                           1,691           1,931
   Notes receivable from affiliated providers                                                   3,065             342
   Inventory                                                                                    3,415           3,427
   Other current assets                                                                         4,024           2,113
                                                                                            ---------       ---------
   Total current assets                                                                        31,151          24,142
Property and equipment, net                                                                    20,896          16,065
Intangible assets, net                                                                         57,813          47,852
Other assets, net                                                                               2,663             193
                                                                                            ---------       ---------
    Total assets                                                                            $ 112,523       $  88,252
                                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $   4,363       $   3,608
   Accrued expenses and income taxes payable                                                    5,563           4,937
   Current maturities of long-term debt                                                           416           3,617
                                                                                            ---------       ---------
    Total current liabilities                                                                  10,342          12,162
                                                                                            ---------       ---------
Long-term debt, net of current maturities                                                      20,691             196
                                                                                            ---------       ---------
Deferred income tax liability                                                                   1,492           1,113
                                                                                            ---------       ---------
Commitments and contingencies
Stockholders' equity:
   Series E junior participating preferred stock ($.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2000 and December 31,1999,
    respectively)                                                                                   -               -
   Common stock ($.01 par value, 81,761,465 shares authorized, 24,514,790
    and 24,159,199 shares outstanding, respectively)                                              245             242

   Additional paid-in capital                                                                  76,906          74,628
   Retained earnings (deficit)                                                                  2,847             (89)
                                                                                            ---------       ---------
    Total stockholders' equity                                                                 79,998          74,781
                                                                                            ---------       ---------
    Total liabilities and stockholders' equity                                              $ 112,523       $  88,252
                                                                                            =========       =========

     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except per share data; unaudited)

                                                                Three months ended          Six months ended
                                                                     June 30,                   June 30,
                                                              ------------------------  ----------------------
                                                                2000          1999         2000         1999
                                                              --------      ----------  -----------  ----------
Net revenue:
    Management services                                       $ 17,281   $     12,574   $   34,027   $   24,426
    Surgery and laser centers                                   10,702          7,404       20,597       13,290
    Product sales and other                                      6,111          3,858       11,086        7,146
                                                              --------   ------------   ----------   ----------
      Total net revenue                                         34,094         23,836       65,710       44,862
                                                              ========   ============   ==========   ==========

Operating expenses:
    Salaries, wages and benefits                                12,324          8,999       24,102       17,230
    Cost of sales and medical supplies                           9,206          6,522       17,406       12,260
    Selling, general and administrative                          7,912          5,019       15,115        9,948
    Depreciation and amortization                                1,814          1,129        3,513        2,225
    Compensation expense related to stock options                    -            161            -          218
                                                              ========   ============   ==========   ==========
      Total operating expenses                                  31,256         21,830       60,136       41,881
                                                              --------   ------------   ----------   ----------

Income from operations                                           2,838          2,006        5,574        2,981

Other expense, net                                                 301            532          476        1,040
                                                              --------   ------------   ----------   ----------

Income before income taxes                                       2,537          1,474        5,098        1,941
Provision for income taxes                                       1,079            660        2,162          869
                                                              ========   ============   ==========   ==========

Net income                                                       1,458            814        2,936        1,072

Accretion of Series C and Series D convertible
      preferred  stock                                               -         (2,907)           -       (3,476)
                                                              --------   ------------   ----------   ----------

Income (loss) available to Series A and Series B
      convertible preferred and common stockholders           $  1,458    $    (2,093)  $    2,936   $   (2,404)
                                                              ========   ============   ==========   ==========


Basic earnings (loss) per common share                        $   0.06   $      (0.15)  $     0.12   $    (0.17)
                                                              ========   ============   ==========   ==========
Diluted earnings (loss) per common share                      $   0.06   $      (0.15)  $     0.11   $    (0.17)
                                                              ========   ============   ==========   ==========

Basic weighted average common shares outstanding                24,474          2,421       24,354        2,471
                                                              ========   ============   ==========   ==========
Diluted weighted average common shares outstanding              26,141         14,354       26,270       14,374
                                                              ========   ============   ==========   ==========

     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)

                                                                                                    Six months ended
                                                                                                         June 30,
                                                                                              ----------------------------
                                                                                                  2000              1999
                                                                                              -----------         --------
Cash flows from operating activities:
 Net income                                                                                $     2,936         $     1,072
  Adjustments to reconcile net income to net cash provided by operating activities, net of effects of purchase transactions--
     Depreciation and amortization                                                               3,513               2,225
     Noncash employee stock option expense                                                           -                 218
     Deferred taxes                                                                                610                   -
     Changes in noncash working capital items--
      Accounts receivable and due from affiliated providers, net                                (3,517)             (1,478)
      Inventory                                                                                     44                (400)
      Other current assets                                                                      (1,186)               (322)
      Other noncurrent assets                                                                       51                 111
      Accounts payable, accrued expenses and income taxes payable                                   22                (420)
                                                                                           -----------         -----------
       Net cash provided by operating activities                                                 2,473               1,006
                                                                                           -----------         -----------

Cash flows from investing activities:
  Purchases of property and equipment                                                           (6,203)             (3,906)
  Acquisitions of and affiliations with entities, net                                          (13,063)             (6,337)
  Receipt (issuance) of notes receivable from/(to) affiliated providers                         (2,723)                472
                                                                                           -----------         -----------
        Net cash used in investing activities                                                  (21,989)             (9,771)
                                                                                           ===========         ===========

Cash flows from financing activities:
  Borrowings under revolving line of credit                                                     56,850              18,900
  Payments under revolving line of credit                                                      (39,550)            (10,485)
  Payments of subordinated debt                                                                      -                (850)
  Proceeds from the issuance of common stock                                                       654                 451
  Payments of other debt, debt issuance fees and capital lease obligations                        (266)               (262)
                                                                                           ===========         ===========
        Net cash provided by financing activities                                               17,688               7,754
                                                                                           -----------         -----------
Net decrease in cash and cash equivalents                                                       (1,828)             (1,011)
Cash and cash equivalents, beginning of period                                                   1,828               1,875
                                                                                           -----------         -----------
Cash and cash equivalents, end of period                                                   $         -         $       864
                                                                                           ===========         ===========



     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                             NOTES TO THE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999, filed by NovaMed Eyecare, Inc. (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

2.   UNAUDITED PRO FORMA INFORMATION

     In connection with the Company's initial public offering on August 18, 1999 ("IPO"), certain noncash, nonrecurring charges were recorded in the 1999 consolidated financial statements. The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred on January 1, 1999 (in thousands, except per share):

                                                                     Three months ended                 Six months ended
                                                                          June 30,                           June 30,
                                                                  ---------------------------    --------------------------
                                                                     2000            1999            2000         1999
                                                                  ----------      -----------    -----------   ------------
Income (loss) available to Series A and Series B
 convertible preferred and common stockholders                    $    1,458      $   (2,093)     $    2,936   $   (2,404)

Eliminate compensation expense related to stock options (a)                -             161               -          218
Eliminate preferred stock accretion upon conversion to
 common stock (b)                                                          -           2,907               -        3,476

Eliminate interest expense upon debt conversion to common
   stock (c)                                                               -             200               -          400
Related income tax effect                                                  -            (126)              -         (241)
                                                                  ----------      -----------    -----------   ------------
Pro forma net income                                                   1,458      $    1,049      $    2,936        1,449
                                                                  ==========      ===========    ===========   ============
Pro forma earnings per diluted common share                             0.06      $     0.04      $     0.11         0.06
                                                                  ==========      ===========    ===========   ============
Pro Forma weighted average diluted shares outstanding                 26,141          24,298          26,270       22,802
                                                                  ==========      ===========    ===========   ============

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

3.   EARNINGS (LOSS) PER COMMON SHARE

     Prior to the Company's IPO, the Company had multiple classes of convertible preferred stock outstanding. Upon the completion of the IPO, all outstanding classes of preferred stock converted into common stock of the Company. In addition, $9.7 million of subordinated exchangeable promissory notes were exchanged into 1,516,000 shares of common stock. For the computation of earnings per share, the Series A and Series B convertible preferred stock were assumed to be outstanding through the IPO.

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

     Earnings (loss) per common share is calculated as follows (in thousands, except per share):

                                                                    Three months ended             Six months ended
                                                                          June 30,                      June 30,
                                                                ------------------------     -------------------------
                                                                    2000        1999            2000           1999
                                                                ---------   ------------     ----------    ------------
 Income (loss) available to Series A and B convertible
  preferred and common stockholders                             $  1,458    $     (2,093)    $   2,936     $    (2,404)

 Income (loss) allocated to preferred stockholders                     -          (1,734)            -          (1,991)
                                                                ---------   ------------     ----------    ------------
 Income (loss) available to common stockholders-basic           $  1,458    $       (359)    $   2,936     $      (413)
                                                                =========   ============     ==========    ============
 Income (loss) available to common stockholders-diluted         $  1,458    $     (2,093)    $   2,936     $    (2,404)
                                                                =========   ============     ==========    ============

 Basic weighted average number of common shares
  outstanding                                                     24,474           2,421        24,354           2,471

 Weighted average number of common shares issuable upon
  the conversion of dilutive preferred shares                          -          11,933             -          11,903

 Effect of dilutive securities--stock options                      1,667               -         1,916               -
                                                                ---------   ------------     ----------    ------------
 Diluted weighted average number of shares outstanding            26,141          14,354        26,270          14,374
                                                                =========   ============     ==========    ============
 Earnings (loss) per common share:
        Basic                                                   $   0.06    $      (0.15)    $    0.12     $     (0.17)
                                                                =========   ============     ==========    ============
        Diluted                                                 $   0.06    $      (0.15)    $    0.11     $     (0.17)
                                                                =========   ============     ==========    ============

     The effect of the subordinated exchangeable notes and of the conversion of the Series C and Series D convertible preferred stock was anti-dilutive in 1999 and accordingly, is excluded from diluted EPS.

OPERATING SEGMENTS

     The table below presents information about operating data and segment assets, adjusted to exclude the effects of the 1999 noncash, nonrecurring items discussed in Note 2, used by the chief operating decision maker of the Company as of and for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                                                                Product
                                      Surgery and         Management       Sales and
                                     Laser centers         Services          Other       Corporate     Eliminations      Total
                                    ---------------      ------------     -----------   ----------     -------------   ----------
Three months ended June 30, 2000
--------------------------------
   Net revenue                       $   10,702           $  20,738        $  6,111      $      -       $  (3,457)      $ 34,094
   Earnings before tax                    4,440               1,532             711        (4,146)              -          2,537
   Depreciation and amortization            365                 325              50         1,074               -          1,814
   Interest (income)                          -                  (6)             (4)          (23)              -            (33)
   Interest expense                           -                   -               -           335               -            335
   Identifiable assets                   11,314              18,371           5,413        77,425               -        112,523
                                     ----------           ---------        --------      --------       ---------       --------

Three months ended June 30, 1999
--------------------------------
   Net revenue                       $    7,404           $  15,681        $  3,858   $         -       $  (3,107)      $ 23,836
   Earnings before tax                    2,964               1,565             355        (3,410)              -          1,474
   Depreciation and amortization            210                 273              13           633               -          1,129
   Interest (income)                          -                  (4)            (11)          (21)              -            (36)
   Interest expense                           -                   -               -           584               -            584
   Identifiable assets                    7,927              13,555           4,172        45,959               -         71,613
                                      ---------           ---------        --------      --------       ---------       --------

Six months ended June 30, 2000
------------------------------
   Net revenue                       $   20,597           $  40,605        $ 11,086      $      -       $  (6,578)      $ 65,710
   Earnings before tax                    8,319               3,621           1,162        (8,004)              -          5,098
   Depreciation and amortization            728                 666              96         2,023               -          3,513
   Interest (income)                          -                 (10)             (6)          (44)              -            (60)
   Interest expense                           -                   1               -           562               -            563
   Identifiable assets                   11,314              18,371           5,413        77,425               -        112,523
                                      ---------           ---------        --------      --------       ---------       --------

Six months ended June 30, 1999
------------------------------
   Net revenue                       $   13,290           $  30,092        $  7,146      $      -       $  (5,666)      $ 44,862
   Earnings before tax                    5,102               2,940             746        (6,847)              -          1,941
   Depreciation and amortization            395                 529              51         1,250               -          2,225
   Interest (income)                          -                  (9)            (23)          (41)              -            (73)
   Interest expense                           1                   2               -         1,127               -          1,130
   Identifiable assets                    7,927              13,555           4,172        45,959               -         71,613
                                      ---------           ---------        --------      --------       ---------       --------

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See "Cautionary note regarding forward-looking statements" on page 12.

Outlook

     We achieved revenue and earnings growth in the second quarter and first half of 2000 despite the highly competitive conditions in the laser vision correction ("LVC") consumer market place and the LVC equipment and services sectors. We expect this competitive environment to continue for the foreseeable future.

     In an effort to drive demand for LVC and to support our premium LVC pricing and core regional brands in this competitive environment, we incurred higher sales and marketing expenses in the second quarter. Such higher levels of sales and marketing spending are expected to continue throughout the second half of 2000 and into 2001, in an effort to continue driving above-market LVC procedure growth.

     During the second quarter, operating margins were also unfavorably impacted by higher levels of investment spending associated with our application service provider platform ("ASP Model") with its information technology business solutions and its related offering of business services and e-services. Higher levels of spending to further develop and roll out our ASP Model are planned for the second half of 2000 and into 2001 in order to meet the anticipated demand for our ASP Model.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

     Net Revenue. Net revenue for second quarter 2000 increased 43.0% to $34.1 million from $23.8 million in the prior year period. Management services revenue increased 37.4% from $12.6 million to $17.3 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Surgery and laser center revenue increased 44.5% from $7.4 million to $10.7 million, primarily as a result of a 144.4% increase in laser vision correction procedures, compared to the same three months of 1999. The increase in laser vision correction procedures mainly resulted from an overall increase in demand and new affiliations with eye care professionals. We also experienced an 18.4% increase in the number of cataract procedures performed in our centers, compared to the three months ended June 30, 1999. Product sales revenue increased 58.4% from $3.9 million to $6.1 million, reflecting strong product demand and revenue contributed by our eye care marketing products and services group which we acquired in May 2000.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 36.9% from $9.0 million to $12.3 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 37.8% to 36.1%. The absolute increase in salaries, wages and benefits expense primarily reflects costs associated with increased staffing levels to accommodate organic procedure volume growth, along with increased costs as a result of new acquisitions and affiliations. The decrease in salaries, wages and benefits expense as a percentage of revenue was mainly attributable to better utilization of staff, which in turn was due primarily to the increased volume of laser vision correction and cataract procedures.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 41.2% from $6.5 million to $9.2 million. As a percentage of revenue, cost of sales and medical supplies expense decreased slightly to 27.0% from 27.4%. The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred as a result of new acquisitions and affiliations. Supply costs associated with the volume increases in laser vision correction and cataract procedures also contributed to the absolute increase during the period.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense increased 57.6% from $5.0 million to $7.9 million. As a percentage of revenue, SG&A expense increased from 21.1% to 23.2%. The absolute increase in SG&A expense related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business (which includes the continued investment in developing regional brands), and acquisitions. In addition, we increased information technology spending related to our enterprise-wide information systems, other programs supporting our laser vision correction business and our ASP Model.

     Depreciation and Amortization. Depreciation and amortization expense increased 60.7% from $1.1 million to $1.8 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

     Other Expense. Other expense decreased 43.4% from $532 thousand to $301
thousand.   The decrease in other expense was primarily related to the reduction of interest expense as a result of lower average outstanding indebtedness during the second quarter of 2000 as compared to the 1999 period.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate decreased to 42.5% from 44.8%, due to a higher level of pretax earnings for the three months ended June 30, 2000, which absorbed a higher percentage of nondeductible expenses as compared to the prior year period.

     Accretion of Series C and Series D Convertible Preferred Stock. In connection with the IPO, approximately 16.3 million shares of Series A, Series B, Series C and Series D convertible preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into our common stock. Prior to the IPO, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles required that until the redemption date, we increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. The accretion was deducted from net income in the 1999 consolidated financial statements to arrive at the income available for common stockholders. Upon the conversion of the Series C and Series D convertible preferred stock into common stock, the redemption rights terminated, thus eliminating the need for further accretion. We recorded accretion of $2.9 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Net Revenue. Net revenue for the first half of 2000 increased 46.5% to $65.7 million from $44.9 million in the prior year period. Management services revenue increased 39.3% from $24.4 million to $34.0 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Surgery and laser center revenue increased 55.0% from $13.3 million to $20.6 million, primarily as a result of a 132.4% increase in laser vision correction procedures, compared to the first half of 1999. The increase in laser vision correction procedures mainly resulted from an overall increase in demand and new affiliations with eye care professionals. We also experienced a 21.2% increase in the number of cataract procedures, compared to the six months ended June 30, 1999. Product sales revenue increased 55.1% from $7.1 million to $11.1 million, primarily as a result of strong product demand and, to a lesser extent, revenue contributed by our eye care marketing products and services operations which we acquired in May, 2000.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 39.9% from $17.2 million to $24.1 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 38.4% to 36.7%.

The absolute increase in salaries, wages and benefits expense primarily reflects costs associated with increased staffing levels to accommodate organic procedure volume growth and to support the company's information technology/ASP platform, along with increased costs as a result of new acquisitions and affiliations. The decrease in salaries, wages and benefits expense as a percentage of revenue was mainly attributable to better utilization of staff, which in turn was due primarily to the increased volume of laser vision correction and cataract procedures.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 42.0% from $12.3 million to $17.4 million. As a percentage of revenue, cost of sales and medical supplies expense decreased slightly to 26.5% from 27.3%. The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred as a result of new acquisitions and affiliations. Supply costs associated with the increase in laser vision correction and cataract procedures also contributed to the absolute increase during the period.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense increased 51.9% from $9.9 million to $15.1 million. As a percentage of revenue, SG&A expense increased from 22.2% to 23.0%. The absolute increase in SG&A expense related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business (which includes the continued investment in developing regional brands), and acquisitions. In addition, we increased information technology spending related to our enterprise-wide information systems, other programs supporting our laser vision correction business and our ASP Model.

     Depreciation and Amortization. Depreciation and amortization expense increased 57.9% from $2.2 million to $3.5 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

     Other Expense. Other expense decreased 54.2% from $1.0 million to $476 thousand. The decrease in other expense was primarily related to the reduction of interest expense as a result of lower average outstanding indebtedness during the first half of 2000 as compared to the 1999 period.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate decreased to 42.4% from 44.8%, due to a higher level of pretax earnings for the six months ended June 30, 2000, which absorbed a higher percentage of nondeductible expenses as compared to the prior year period.

     Accretion of Series C and Series D Convertible Preferred Stock. In connection with the IPO, approximately 16.3 million shares of Series A, Series B, Series C and Series D convertible preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into our common stock. Prior to the IPO, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles required that until the redemption date, we increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. The accretion was deducted from net income in the 1999 consolidated financial statements to arrive at the income available for common stockholders. Upon the conversion of the Series C and Series D convertible preferred stock into common stock, the redemption rights terminated, thus eliminating the need for further accretion. We recorded accretion of $3.5 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended June 30, 2000 increased $1.5 million over the comparable 1999 period to $2.5 million, mainly as a result of improved earnings. We used $22.0 million of cash for investing activities during the first half of 2000, which included four acquisitions and/or affiliations and the purchase of leasehold improvements and equipment, including that associated with 4 new laser vision correction centers, which commenced operations in the first half of 2000. During the first half of 2000, our net borrowings under our revolving credit line increased $17.3 million primarily to fund acquisitions. At June 30, 2000, the Company had working capital of $20.8 million.

     On June 28, 2000, we replaced our $35 million revolving credit agreement with a new three-year, $50 million revolving credit agreement. Interest on borrowings under the new credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings for both the three and six month periods ended June 30, 2000 was approximately 8.2%. The new credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of June 30, 2000, we were in compliance with all our credit agreement covenants. We had $29.5 million available on our line of credit as of June 30, 2000.

     We expect that cash from operations and access to bank credit lines will be sufficient to fund our operations and capital expenditures for at least 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our laser vision correction services and facilities, expansions and the future cost of surgical equipment.

     Most of our current FDA-approved lasers are subject to a supply agreement with a laser manufacturer. Under this agreement, we utilize lasers for periods ranging from 36 to 42 months. During these periods, we pay the manufacturer monthly based on the number of procedures performed with each laser. We are required to pay for a minimum number of procedures on each laser during the commitment period, whether or not these procedures are actually performed. As of June 30, 2000, we have a minimum remaining commitment under the supply agreement of approximately $4.6 million.

     On June 15, 2000, we entered into an agreement to acquire two surgery and laser centers, contingent upon the resolution of certain requirements associated with the seller (the "Contingencies"). Upon the resolution of the Contingencies, which the seller has up to five years to satisfy, we will be required to pay approximately $10.5 million in cash consideration, with us having the discretion to fund up to approximately $2.3 million in the form of our common stock. As of June 15, 2000, we have deposited approximately $1.3 million in escrow in advance of these transactions, which deposit is included in Other Assets, net, on the accompanying condensed consolidated balance sheets. This transaction is excluded from the acquisition limitations of the new Credit Agreement discussed above.

     As disclosed in our prospectus filed with the Securities and Exchange Commission on August 18, 1999, in connection with the exchange of $9.7 million of our subordinated exchangeable promissory notes resulting from our IPO, we agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of our common stock received in the exchange which they still owned as of April 1, 2000. In accordance with these agreements, we loaned $2.7 million to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of our common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of our common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of our common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. The tax loans are payable by the debtors upon our demand for payment. Currently, we intend to allow the debtors to repay these loans as they dispose of their shares of our common stock. We also have agreed to reimburse these debtors on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects and opportunities to differ materially from those expressed in or implied by, these forward-looking statements. Factors that could cause or contribute to such difference include, but are not limited to, the acceptance of laser vision correction and other refractive surgical procedures by eye care professionals and the general public; our ability to establish and maintain profitable affiliations with eye care professionals; the adoption of competing new technologies for vision correction surgery; reductions in prices for laser vision correction procedures and other reimbursement rates; and proposed health care reforms. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors that Could Affect our Operations" in our Annual Report on Form 10-K for the year ended December 31, 1999 for further description of factors that could affect our operating results, performance and opportunities. Except as required by the Federal securities law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or for any other reason.

PART II.  OTHER INFORMATION

Item 2.  Change in Securities and Use of Proceeds

Sales of Unregistered Securities from April 1, 2000 through June 30, 2000

     On May 1, 2000, we issued 80,000 shares of common stock as partial consideration to acquire an eye care marketing products and services company.

     In connection with the agreement to acquire two surgery and laser centers discussed above, we have the discretion to fund up to approximately $2.3 million of the purchase price with our common stock.

     No underwriters were engaged in connection with the foregoing sale of securities. The sales of securities listed above were made in reliance upon the exemption from registration in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our 2000 Annual Meeting of Stockholders on May 17, 2000, at which the following items were submitted to and voted upon by the stockholders:

  1. The stockholders voted to re-elect two Class I directors for a term of three years expiring at our 2003 Annual Meeting of Stockholders. Results of the voting were as follows:

                                        Authority                    Broker
     Directors              For         Withheld     Abstentions    Non-Votes
     ---------              ---         --------     -----------    ---------
Stephen J. Winjum        21,926,633      35,525           --             --

Peter C. Wendell         21,926,633      35,525           --             --

     John D. Hunkeler, M.D., R. Judd Jessup, Scott H. Kirk, M.D., Steven V. Napolitano, James B. Tananbaum, and Douglas P. Williams, M.D. continued their terms of office as directors of the Company after the 2000 Annual Meeting of Stockholders.

  2. The stockholders voted to approve our Amended and Restated Stock Incentive Plan. Results of the voting were as follows:

                  Authority                        Broker
      For         Withheld       Abstentions     Non-Votes
      ---         --------       -----------     ---------
  18,247,284       176,729         112,638       3,425,507

  3. The stockholders voted to approve our Amended and Restated 1999 Stock Purchase Plan. Results of the voting were as follows:

                  Authority                        Broker
      For         Withheld       Abstentions     Non-Votes
      ---         --------       -----------     ---------

  18,325,785       97,428          113,438       3,425,507


Item 5.  Other Information

      As previously disclosed in our prospectus filed with the Securities and Exchange Commission on August 18, 1999, our affiliated eye care professionals who were also stockholders as of the IPO have entered into lock-up agreements with the Company's underwriters that restrict their ability to sell our common stock. As of August 9, 2000, approximately 12.6 million shares of common stock are subject to these lock-up agreements. The terms of these lock-up agreements prohibit the affiliated eye care professionals from selling any shares until August 19, 2000. Thereafter, the lock-up agreements limit the volume of shares an affiliated eye care professional can sell during the one-year period commencing August 19, 2000 and ending August 19, 2001. During this one-year period, an affiliated eye care professional cannot, without the written consent of Donaldson, Lufkin & Jenrette, sell in any ninety-day period an amount greater than the lesser of 40,000 shares or 10% of the amount of common stock beneficially owned by such individual. Based on these restrictions, a maximum of approximately 690,000 shares could be sold in the aggregate by these affiliated eye care professionals during the ninety-day period beginning August 19, 2000 (or a maximum of approximately 2.8 million shares during the one-year period beginning August 19, 2000 and ending August 19, 2001).

      James B. Tananbaum, a member of our Board of Directors, has resigned from the Board effective as of August 1, 2000. Mr. Tananbaum's resignation decreases the size of our Board of Directors from eight to seven members. We have no immediate plans to replace Mr. Tananbaum.

Item 6. Exhibits and Reports on Form 8-K

         A.   Exhibits
              Exhibit 10.21 -  $50,000,000 Credit Agreement
              Exhibit 10.22 -  Amended and Restated Stock Incentive Plan
              Exhibit 21    -  Subsidiaries
              Exhibit 27    -  Financial Data Schedule


         B.   Reports on Form 8-K
              We did not file any reports on Form 8-K during the second quarter of 2000.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

                                             August 11, 2000
____________________________________         ---------------
Ronald G. Eidell                                   Date
Executive Vice President, Chief
Financial Officer and Secretary
(on behalf of Registrant and as principal financial officer)


                                             August 11, 2000
____________________________________         ---------------
Martin A. Koehler                                  Date
Vice President Finance
(principal accounting officer)

EXHIBIT INDEX

Exhibit
Number   Exhibit Name
------   ------------
10.21    $50,000,000 Credit Agreement
10.22    Amended and Restated Stock Incentive Plan
21       Subsidiaries
27       Financial Data Schedule