Form 10-Q
period 2000-09-30
NOVAMED EYECARE INC
filed 2000-11-14
CIK 1086939

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]


     As of November 9, 2000, there were outstanding 24,679,357 shares of the registrant's common stock, par value $.01 per share.



================================================================================

                             NOVAMED EYECARE, INC.
            FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                     INDEX


                                         PART OR ITEM                                     PAGE
Part I.   FINANCIAL STATEMENTS                                                               3
Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets - September 30, 2000 and
          December 31, 1999                                                                  3

          Condensed Consolidated Statements of Operations - Three and nine months
          ended September 30, 2000 and 1999                                                  4

          Condensed Consolidated Statements of Cash Flows - Nine months ended
          September 30, 2000 and 1999                                                        5

          Notes to the Interim Condensed Consolidated Financial Statements                   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                         9


Part II.  OTHER INFORMATION                                                                  14
Item 5.   Other Information                                                                  14
Item 6.   Exhibits and Reports on Form 8-K                                                   14
          Signatures                                                                         15




Part I
------
Item 1.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                         September 30,      December 31,
                                                                             2000               1999
                                                                        ---------------   ----------------
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $   2,052          $   1,828
    Accounts receivable, net                                                     19,564             14,501
    Due from affiliated providers, net                                            1,509              1,931
    Notes receivable from affiliated providers                                    3,410                342
    Inventory                                                                     3,740              3,427
    Other current assets                                                          2,728              2,113
                                                                        ---------------   ----------------
      Total current assets                                                       33,003             24,142
Property and equipment, net                                                      21,738             16,065
Intangible assets, net                                                           61,160             47,852
Other assets, net                                                                 2,641                193
                                                                        ---------------   ----------------
      Total assets                                                            $ 118,542          $  88,252
                                                                        ===============   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $   4,577          $   3,608
    Accrued expenses                                                              5,495              4,662
    Income taxes payable                                                              -                275
    Current maturities of long-term debt                                            411              3,617
                                                                        ---------------   ----------------
      Total current liabilities                                                  10,483             12,162
                                                                        ---------------   ----------------
Long-term debt, net of current maturities                                        24,350                196
                                                                        ---------------   ----------------
Deferred income tax liability                                                     2,186              1,113
                                                                        ---------------   ----------------
Commitments and contingencies
Stockholders' equity:
    Series E junior participating preferred stock ($.01 par value,
      1,912,000 shares authorized, none outstanding at September 30,
      2000 and December 31,1999, respectively)                                        -                  -
    Common stock ($.01 par value, 81,761,465 shares authorized,
      24,680,750 and 24,159,199 shares outstanding at September 30,
      2000 and December 31, 1999, respectively)                                     246                242
    Additional paid-in capital                                                   77,271             74,628
    Retained earnings (deficit)                                                   4,006                (89)
                                                                        ---------------   ----------------
      Total stockholders' equity                                                 81,523             74,781
                                                                        ---------------   ----------------
      Total liabilities and stockholders' equity                              $ 118,542          $  88,252
                                                                        ===============   ================



     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except per share data; unaudited)

                                                            Three months ended                 Nine months ended
                                                               September 30,                     September 30,
                                                       -----------------------------     ----------------------------
                                                           2000             1999             2000             1999
                                                       ------------     ------------     ------------     -----------
Net revenue:
  Surgery and laser centers                            $     10,348     $      8,177     $     30,945     $     21,467
  Management services                                        18,331           13,889           52,358           38,315
  Product sales and other                                     6,400            4,408           17,486           11,554
                                                       ------------     ------------     ------------     ------------
    Total net revenue                                        35,079           26,474          100,789           71,336
                                                       ------------     ------------     ------------     ------------

Operating expenses:
  Salaries, wages and benefits                               13,143            9,813           37,245           27,043
  Cost of sales and medical supplies                          8,916            7,061           26,322           19,321
  Selling, general and administrative                         8,374            5,581           23,489           15,529
  Depreciation and amortization                               1,933            1,274            5,446            3,499
  Compensation expense related to stock options                   -            2,472                -            2,690
                                                       ------------     ------------     ------------     ------------
    Total operating expenses                                 32,366           26,201           92,502           68,082
                                                       ------------     ------------     ------------     ------------

Income from operations                                        2,713              273            8,287            3,254

Other expense, net                                              683              225            1,159            1,265
Discount to initial public offering price upon the
  exchange of subordinated notes for common stock                 -            2,425                -            2,425
                                                       ------------     ------------     ------------     ------------
Income (loss) before income taxes                             2,030           (2,377)           7,128             (436)
Provision (benefit) for income taxes                            873             (460)           3,035              409
                                                       ------------     ------------     ------------     ------------

Net income (loss)                                             1,157           (1,917)           4,093             (845)

Accretion of Series C and Series D convertible
  preferred stock                                                 -            1,441                -           (2,035)
                                                       ------------     ------------     ------------     ------------

Income (loss) available to Series A and Series B
  convertible preferred and common stockholders        $      1,157     $       (476)    $      4,093     $     (2,880)
                                                       ============     ============     ============     ============

Basic earnings (loss) per common share                 $        .05     $        .05     $        .17     $        .04
                                                       ============     ============     ============     ============
Diluted earnings (loss) per common share               $        .05     $       (.09)    $        .16     $       (.18)
                                                       ============     ============     ============     ============

Basic weighted average common shares outstanding             24,590           12,654           24,433            5,880
                                                       ============     ============     ============     ============
Diluted weighted average common shares outstanding           25,638           21,172           26,132           15,896
                                                       ============     ============     ============     ============



     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)



                                                                                        Nine months ended
                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                              $      4,093      $       (845)
   Adjustments to reconcile net income to net cash provided by operating activities, net of effects of purchase transactions--
       Depreciation and amortization                                                     5,446             3,499
       Amortization of deferred compensation                                                 -             2,690
       Discount from conversion of subordinated exchangeable notes to
         common stock                                                                        -             2,425
       Deferred taxes                                                                      610            (1,491)
         Changes in noncash working capital items--
         Accounts receivable and due from affiliated providers, net                     (3,180)           (1,933)
         Inventory                                                                        (249)             (613)
         Other current assets                                                              103            (1,085)
         Other noncurrent assets                                                           142               126
         Accounts payable, accrued expenses and income taxes payable                       156               988
                                                                                  ------------      ------------
           Net cash provided by operating activities                                     7,121             3,761
                                                                                  ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (8,171)           (6,428)
   Acquisitions of and affiliations with entities, net                                 (17,168)           (6,982)
   Receipt (issuance) of notes receivable from/(to) affiliated providers                (3,068)              472
                                                                                  ------------      ------------
           Net cash used in investing activities                                       (28,407)          (12,938)
                                                                                  ------------      ------------

Cash flows from financing activities:
   Borrowings under revolving line of credit                                            70,500            23,400
   Payments under revolving line of credit                                             (49,350)          (31,885)
   Payments of subordinated debt                                                             -            (2,200)
   Proceeds from the issuance of common stock                                              880            25,404
   Payments of other debt, debt issuance fees and capital lease obligations               (520)             (293)
                                                                                  ------------      ------------
           Net cash provided by financing activities                                    21,510            14,426
                                                                                  ------------      ------------
Net increase (decrease) in cash and cash equivalents                                       224             5,249
Cash and cash equivalents, beginning of period                                           1,828             1,875
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $      2,052      $      7,124
                                                                                  ============      ============



     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 1999, filed by NovaMed Eyecare, Inc. (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period.

     Certain prior year immaterial amounts have been reclassified as required by Emerging Issues Task Force ("EITF") Issue No. 00-14 "Accounting for Certain Sales Incentives," issued in May, 2000.

2.  UNAUDITED PRO FORMA INFORMATION

     In connection with the Company's initial public offering on August 18, 1999 ("IPO"), certain noncash, nonrecurring charges were recorded in the 1999 consolidated financial statements. The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred on January 1, 1999 (in thousands, except per share):

                                                                   Three months ended                 Nine months ended
                                                                      September 30,                     September 30,
                                                              -----------------------------      ---------------------------
                                                                  2000              1999            2000            1999
                                                              -----------       -----------      ----------      -----------
Income (loss) available to Series A and Series B
 convertible preferred and common stockholders                $     1,157       $      (476)     $    4,093      $    (2,880)
Eliminate compensation expense related to stock options (a)             -             2,472               -            2,690
Eliminate discount to IPO price upon the exchange of
 subordinated notes for common stock (b)                                -             2,425               -            2,425
Eliminate preferred stock accretion upon conversion to
 common stock (c)                                                       -            (1,441)              -            2,035
Eliminate interest expense upon debt conversion to
 common stock (d)                                                       -                 -               -              400
Related income tax effect                                               -            (1,589)              -           (1,866)
                                                              -----------       -----------      ----------      -----------
Pro forma net income                                          $     1,157       $     1,391      $    4,093      $     2,804
                                                              ===========       ===========      ==========      ===========
Pro forma earnings per diluted common share                   $       .05       $       .06      $      .16      $       .12
                                                              ===========       ===========      ==========      ===========
Pro forma weighted average diluted shares outstanding              25,638            23,948          26,132           22,894
                                                              ===========       ===========      ==========      ===========

Notes:

(a) Represents the pro forma elimination of the compensation expense associated with the IPO-related vesting of certain stock options granted in 1999.
(b) Represents the pro forma elimination of the additional interest expense which resulted from the exchange of subordinated exchangeable promissory notes into common stock at a discount to the IPO price.

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

     Earnings (loss) per common share is calculated as follows (in thousands, except per share):

                                                                      Three months ended                   Nine months ended
                                                                         September 30,                       September 30,
                                                               --------------------------------     -------------------------------
                                                                    2000              1999               2000             1999
                                                               --------------    --------------     --------------   --------------
Income (loss) available to Series A and B convertible
 preferred and common stockholders                              $       1,157    $         (476)    $        4,093   $       (2,880)
Income (loss) allocated to preferred stockholders                           -            (1,136)                 -           (3,130)
                                                                -------------    --------------     --------------   --------------
Income (loss) available to common stockholders--basic           $       1,157    $          660     $        4,093   $          250
                                                                =============    ==============     ==============   ==============
Income (loss) available to common stockholders--diluted         $       1,157    $       (1,917)    $        4,093   $       (2,880)
                                                                =============    ==============     ==============   ==============

Basic weighted average number of common shares
 outstanding                                                           24,590            12,654             24,433            5,880
Weighted average number of common shares issuable
 upon the conversion of dilutive preferred shares                           -             8,518                  -           10,016
Effect of dilutive securities--stock options                            1,048                 -              1,699                -
                                                                -------------    --------------     --------------   --------------
Diluted weighted average number of shares outstanding                  25,638            21,172             26,132           15,896
                                                                =============    ==============     ==============   ==============
Earnings (loss) per common share:
     Basic                                                      $         .05    $          .05     $          .17   $          .04
                                                                =============    ==============     ==============   ==============
     Diluted                                                    $         .05    $         (.09)    $          .16   $         (.18)
                                                                =============    ==============     ==============   ==============

     The effect of the subordinated exchangeable notes and of the conversion of the Series C and Series D convertible preferred stock was anti-dilutive in 1999 and accordingly, is excluded from diluted EPS.

4.   OPERATING SEGMENTS

     The table below presents information about operating data and segment assets, adjusted to exclude the effects of the 1999 noncash, nonrecurring items discussed in Note 2, used by the chief operating decision maker of the Company as of and for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                          Surgery                    Product
                                         and Laser    Management    Sales and
                                          centers      Services       Other       Corporate     Eliminations      Total
                                          -------     ----------    ---------     ---------     ------------    ---------
                                                                          (in thousands)
Three months ended September 30, 2000
-------------------------------------
 Net revenue                              $ 10,348     $ 20,867     $  6,400      $       -      $  (2,536)     $  35,079
 Earnings before tax                         3,579          869          941         (3,359)             -          2,030
 Depreciation and amortization                 394          366           52          1,121              -          1,933
 Interest income                                 -            4            4             22              -             30
 Interest expense                                -           10            -            699              -            709
 Identifiable assets                        12,900       18,152        4,935         82,555              -        118,542
                                          ========     ========     ========      =========      =========      =========

Three months ended September 30, 1999
-------------------------------------
 Net revenue                              $  8,177     $ 16,700     $  4,408      $       -      $  (2,811)     $  26,474
 Earnings before tax                         3,234        1,686          495         (2,895)             -          2,520
 Depreciation and amortization                 238          298           50            688              -          1,274
 Interest income                                 -            5            5             63              -             73
 Interest expense                                1            1            -            293              -            295
 Identifiable assets                         8,945       13,813        4,206         55,685              -         82,649
                                          ========     ========     ========      =========      =========      =========

Nine months ended September 30, 2000
------------------------------------
 Net revenue                              $ 30,945     $ 61,472     $ 17,486      $       -      $  (9,114)     $ 100,789
 Earnings before tax                        12,066        4,322        2,102        (11,362)             -          7,128
 Depreciation and amortization               1,123        1,033          147          3,143              -          5,446
 Interest income                                 -           14            9             67              -             90
 Interest expense                                -           11            -          1,261              -          1,272
 Identifiable assets                        12,900       18,152        4,935         82,555              -        118,542
                                          ========     ========     ========      =========      =========      =========

Nine months ended September 30, 1999
------------------------------------
 Net revenue                              $ 21,467     $ 46,792     $ 11,554      $       -      $  (8,477)     $  71,336
 Earnings before tax                         8,336        4,626        1,241         (9,124)             -          5,079
 Depreciation and amortization                 633          827          101          1,938              -          3,499
 Interest income                                 -           14           28            104              -            146
 Interest expense                                2            3            -          1,020              -          1,025
 Identifiable assets                         8,945       13,813        4,206         55,685              -         82,649
                                          ========     ========     ========      =========      =========      =========

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

Outlook

     NovaMed Eyecare provides a comprehensive range of eye care services, focused around its 14 surgical and laser facilities, where eye care professionals perform laser vision correction, cataracts and other eye-related surgical procedures. The revenue and earnings growth in the third quarter and first nine months of 2000 was achieved despite the highly competitive conditions in the laser vision correction ("LVC") consumer market place and the LVC equipment and services sectors. LVC represented approximately 25 percent of net revenue for the first nine months, 2000. We expect this competitive environment to continue for the foreseeable future.

     In an effort to drive demand for LVC and to support our premium LVC pricing and core regional brands in this competitive environment, we incurred higher sales and marketing expenses than in the previous year. Third quarter 2000 sales and marketing expense approximately doubled from third quarter 1999 but was approximately 10 percent below the second quarter, 2000 level. We expect to continue to support our premium priced LVC provider position and our regional brands with sales and marketing spending.

     The third quarter operating margins reflect the effects of efforts to evaluate and streamline the Company's organizational structure in light of the more competitive LVC environment. Approximately $200,000 of severance costs recognized in the third quarter were offset by salary and related benefits expense savings associated with the elimination of 61 positions during the second half of the third quarter. The full effect of these cost reductions is expected to be reflected in operating results beginning in the fourth quarter of 2000.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Net Revenue. Net revenue for third quarter 2000 increased 32.5% to $35.1 million from $26.5 million in the prior year period. Surgery and laser center net revenue increased 26.6% from $8.2 million to $10.3 million, primarily as a result of an 86.6% increase in laser vision correction procedures, compared to the same three months of 1999. The increase in laser vision correction procedures mainly resulted from an overall increase in demand as well as new affiliations and agreements with eye care professionals. We also experienced a 9.4% increase in the number of cataract procedures performed in our centers, compared to the three months ended September 30, 1999. Management services net revenue increased 32.0% from $13.9 million to $18.3 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Product sales revenue increased 45.2% from $4.4 million to $6.4 million, reflecting strong product demand and revenue contributed by our eye care marketing products and services group which we acquired in May, 2000.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 33.9% from $9.8 million to $13.1 million. As a percentage of revenue, salaries, wages and benefits expense increased from 37.1% to 37.5%. The absolute increase in salaries, wages and benefits expense primarily reflects costs associated with increased staffing levels to accommodate organic procedure volume growth, along with increased costs as a result of new acquisitions and affiliations, and the severance costs referred to above.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 26.3% from $7.1 million to $8.9 million. As a percentage of revenue, cost of sales and medical supplies expense decreased slightly to 25.4% from 26.7%. The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred at new acquisitions and affiliations.
Supply costs associated with the increase in laser vision correction and cataract procedures also contributed to the absolute increase during the period.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense increased 50.0% from $5.6 million to $8.4 million. As a percentage of revenue, SG&A expense increased from 21.1% to 23.9%. The absolute increase in SG&A expense related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business (which includes the continued investment in developing regional brands), and acquisitions. In addition, we increased information technology spending related to our enterprise-wide information systems and other programs supporting our laser vision correction business.

     Depreciation and Amortization. Depreciation and amortization expense increased 51.7% from $1.3 million to $1.9 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

     Other Expense. Other expense increased from $225,000 to $683,000. The increase in other expense was primarily related to an increase in interest expense as a result of higher average outstanding indebtedness during the third quarter of 2000 as compared to the 1999 period.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate decreased to 43.0% from 44.8% (pro forma). This was, in part, due to a decline in the proportion of nondeductible goodwill amortization to total amortization from the 1999 period to the 2000 period.

     Accretion of Series C and Series D Convertible Preferred Stock. In connection with the IPO, approximately 16.3 million shares of Series A, Series B, Series C and Series D convertible preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into our common stock. Prior to the IPO, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles required that until the redemption date, we increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. The accretion was deducted from net income in the 1999 consolidated financial statements to arrive at the income available for common stockholders. Upon the conversion of the Series C and Series D convertible preferred stock into common stock, the redemption rights terminated, thus eliminating the need for further accretion. Based on the IPO price of $8.00 per share, we recorded our final accretion adjustment of $1.4 million to reduce the carrying value of the preferred stock during the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Net Revenue. Net revenue for the first nine months of 2000 increased 41.3% to $100.8 million from $71.3 million in the prior year period. Surgery and laser center net revenue increased 44.2% from $21.5 million to $30.9 million, primarily as a result of a 114% increase in laser vision correction procedures, compared to the first nine months of 1999. The increase in laser vision correction procedures mainly resulted from an overall increase in demand as well as new affiliations and agreements with eye care professionals. We also experienced a 17% increase in the number of cataract procedures, compared to the nine months ended September 30, 1999. Management services net revenue increased 36.7% from $38.3 million to $52.4 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Product sales revenue increased 51.3% from $11.6 million to $17.5 million, primarily as a result of strong product demand and, to a lesser extent, revenue contributed by our eye care marketing products and services operations which we acquired in May, 2000.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 37.7% from $27.0 million to $37.2 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 37.9% to 37.0%. The absolute increase in salaries, wages and benefits expense primarily reflects costs associated with increased staffing levels to accommodate organic procedure volume growth, along with increased costs as a result of new acquisitions and affiliations. The decrease in salaries, wages and benefits expense as a percentage of revenue was mainly attributable to better utilization of staff due primarily to the increased volume of laser vision correction and cataract procedures.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 36.2% from $19.3 million to $26.3 million. As a percentage of revenue, cost of sales and medical supplies expense decreased to 26.1% from 27.1%. The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred at new acquisitions and affiliations. Supply costs associated with the increase in laser vision correction and cataract procedures also contributed to the absolute increase during the period.

     Selling, General and Administrative. Selling, general and administrative expense increased 51.3% from $15.5 million to $23.5 million. As a percentage of revenue, SG&A expense increased from 21.8% to 23.3%. The absolute increase in SG&A expense related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business (which includes the continued investment in developing regional brands), and acquisitions. In addition, we increased information technology spending related to our enterprise-wide information systems and other programs supporting our laser vision correction business.

     Depreciation and Amortization. Depreciation and amortization expense increased 55.6% from $3.5 million to $5.5 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

     Other Expense. Other expense decreased slightly from $1.3 million to $1.2 million. Excluding interest expense on subordinated notes which were converted to stock at the time of the IPO, interest expense increased to $1.3 million for the nine months ended September 30, 2000 from $0.8 million for the comparable prior year period. The increase resulted from higher average outstanding borrowings and a higher average interest rate during the current nine-month period.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate in 2000 decreased to 42.6% from 44.8% (pro forma) in 1999, due to a higher level of pretax earnings for the nine months ended September 30, 2000 and in part, due to a decline in the proportion of nondeductible goodwill amortization to total amortization from the 1999 period to the 2000 period.

     Accretion of Series C and Series D Convertible Preferred Stock. In connection with the IPO, approximately 16.3 million shares of Series A, Series B, Series C and Series D convertible preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into our common stock. Prior to the IPO, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles required that until the redemption date, we increase the value of the preferred stock to its ultimate redemption value, a principle known as accretion. The accretion was deducted from net income in the 1999 consolidated financial statements to arrive at the income available for common stockholders. Upon the conversion of the Series C and Series D convertible preferred stock into common stock, the redemption rights terminated, thus eliminating the need for further accretion. We recorded accretion of $2.0 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 2000 increased $3.4 million over the comparable 1999 period to $7.1 million, mainly as a result of improved earnings. The Company used $28.4 million of cash for investing activities during the first nine months of 2000, which included six acquisitions and/or affiliations and the purchase of equipment. During the first nine months of 2000, the Company's net borrowings under its revolving credit line increased $21.1 million primarily as a result of borrowings used to fund acquisitions. Additionally, the Company received $880,000 during the first nine months of 2000 from the issuance of common stock in connection with the Company's stock option and employee stock purchase plans. At September 30, 2000, the Company had working capital of $22.5 million.

     On June 28, 2000, the Company replaced its $35 million revolving credit agreement with a new, three-year, $50 million revolving credit agreement. Interest on borrowings under the new credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings for the three and nine months ended September 30, 2000 was approximately 8.8% and 8.45%, respectively. The new credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of September 30, 2000, we were in compliance with all our credit agreement covenants. We had $25.6 million available on our line of credit as of September 30, 2000.

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

     Most of our current FDA-approved lasers are subject to a supply agreement with a laser manufacturer. Under this agreement, we utilize lasers for periods ranging from 36 to 42 months. During these periods, we pay the manufacturer monthly based on the number of procedures performed with each laser. We are required to pay for a minimum number of procedures on each laser during the commitment period, whether or not these procedures are actually performed. As of September 30, 2000, we had a minimum remaining commitment under the supply agreement of approximately $4.2 million.

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

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future operating results, performance, and opportunities that involve substantial risks and uncertainties. When used in the Form 10-Q, the words "anticipate," "believe," "estimate," "plan," "intend," and "expect," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects and opportunities to differ materially from those expressed in or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the acceptance of laser vision correction and other refractive surgical procedures by eye care professionals and the general public; our ability to establish and maintain profitable affiliations with eye care professionals; the adoption of competing new technologies for vision correction surgery; reductions in prices for laser vision correction procedures and other reimbursement rates; and proposed health care reforms. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Factors that Could Affect our Operations" in our Annual Report on Form 10-K for the year ended December 31, 1999 for further description of factors that could affect our operating results, performance and opportunities. Excepts as required by the Federal securities law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of the Form 10-Q or for any other reason.

PART II.  OTHER INFORMATION

Item 5. Other Information

     As previously disclosed in our prospectus filed with the Securities and Exchange Commission on August 18, 1999, our affiliated eye care professionals who were also stockholders as of the IPO have entered into lock-up agreements with the Company's underwriters that restrict their ability to sell our common stock. As of August 19, 2000, approximately 12.6 million shares of common stock were subject to these lock-up agreements. The terms of these lock-up agreements prohibited the affiliated eye care professionals from selling any shares until August 19, 2000. Thereafter, the lock-up agreements limit the volume of shares an affiliated eye care professional can sell during the one-year period commencing August 19, 2000 and ending August 19, 2001. During this one-year period, an affiliated eye care professional cannot, without the written consent of Donaldson, Lufkin & Jenrette, sell in any ninety-day period an amount greater than the lesser of 40,000 shares or 10% of the amount of common stock beneficially owned by such individual. Based on these restrictions, a maximum of approximately 690,000 shares could be sold in the aggregate by these affiliated eye care professionals during the ninety-day period beginning August 19, 2000 (or a maximum of approximately 2.8 million shares during the one-year period beginning August 19, 2000 and ending August 19, 2001).

     Effective November 10, 2000, our Board of Directors appointed C.A. Lance Piccolo as a member of our Board of Directors. The appointment of Mr. Piccolo fills a vacancy created when James B. Tananbaum resigned from the Board effective as of August 1, 2000. Mr. Piccolo is President and Chief Executive Officer of HealthPic Consultants, Inc., a strategic healthcare consulting firm. Mr. Piccolo was formerly Chairman and Chief Executive Officer of Caremark International, Inc., a 1992 spin-off from Baxter International, Inc., where he served as Executive Vice President.

     Separately, Peter Wendell, another member of our Board of Directors, resigned from the Board effective as of November 13, 2000. Mr. Wendell is the founder and a general partner of Sierra Ventures, a venture capital fund that recently completed the distribution of its shares of NovaMed stock to its limited partner investors.


Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits
          Exhibit 27   -   Financial Data Schedule

     B.   Reports on Form 8-K
          We did not file any reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Ronald G. Eidell                                         November 13, 2000
--------------------                                         -----------------
Ronald G. Eidell                                                   Date
Executive Vice President, Chief
Financial Officer and Secretary
(on behalf of Registrant and as principal financial officer)


/s/ Robert L. Hiatt                                          November 13, 2000
-------------------                                          -----------------
Robert L. Hiatt                                                    Date
Vice President Finance
(principal accounting officer)

                                 EXHIBIT INDEX

Exhibit
Number     Exhibit Name
-------    ------------
27         Financial Data Schedule