Form 10-K
period 2000-12-31
NOVAMED EYECARE INC
filed 2001-03-30
CIK 1086939

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number: 0-26625

                             NOVAMED EYECARE, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-4116193
      (State or other jurisdiction         (I.R.S. EmployerIdentification No.)
   of incorporation or organization)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's 18,265,135 shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 15, 2001 was $41,096,553.75. The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 15, 2001 was 24,698,640.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Item 1. Business

   Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies which could cause our actual results, performance or achievements in 2001 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop and manage profitable surgical facilities; the acceptance of laser vision correction and other refractive surgical procedures by eye care professionals and the general public; our ability to establish and maintain profitable affiliations with eye care professionals; the adoption of competing new technologies for eye surgical procedures, including vision correction surgery; reductions in prices and reimbursement rates for surgical procedures, including prices for laser vision correction procedures; proposed health care reforms; and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

   Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed Eyecare, Inc. and its consolidated subsidiaries.

General

   We are an eye care services company and one of the nation's leading owners and operators of practice-based, single-specialty ambulatory surgery centers
(ASCs). We own and operate 15 ASCs and operate 15 practice-based laser vision correction centers (LVC centers) in six core U.S. regional markets, including:
Chicago, Illinois; Kansas City, Missouri; Louisville, Kentucky; Richmond, Virginia; St. Louis, Missouri; and the Atlanta, Georgia and Chattanooga, Tennessee metropolitan areas.

   As of March 15, 2001, we own and operate:

  . 15 practice-based, single-specialty ambulatory surgery centers where our affiliated eye care professionals perform surgical procedures, primarily cataract and refractive surgery (laser vision correction or LVC).

  . an optical services and products organization that sells: eye care products and accessories to eye care professionals; corrective lenses and eyeglasses produced by our two wholesale optical laboratories; eyeglass frames and contact lenses purchased from manufacturers by our optical products purchasing organization; and marketing products and services.

  . an eye-only research organization that provides clinical and other research services to eye care device, product and pharmaceutical manufacturers.

   As of March 15, 2001, we also operate under service agreements 15 laser vision correction centers, or LVC centers, where our affiliated eye care professionals perform laser vision correction surgery.

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

   As of March 15, 2001, we have affiliated with 120 eye care professionals. Our affiliated eye care professionals provide a wide range of eye care services to patients including basic eye examinations, the diagnosis and treatment of complex eye conditions and eye surgery, primarily cataract and LVC surgery. Our affiliated eye care professionals currently practice in 66 eye care clinics which are leased and staffed by us. In addition, our affiliated eye care professionals operate 33 optical retail outlets, each of which is located within one of our affiliated eye care clinics, where they sell eyeglasses, contact lenses and other optical products and accessories to patient-consumers. In addition, we have entered into five fixed-site laser services agreements in Delaware, Illinois, Ohio and Oklahoma.

   We were originally organized as a Delaware limited liability company in March 1995, under the name NovaMed Eyecare Management, LLC. In connection with a capital infusion from venture capital investors in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, responsible for overall strategic planning, with NovaMed Eyecare Management, LLC as an operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In June 1999, we changed the name of our principal operating subsidiary to NovaMed Eyecare Services, LLC. In August 1999, we consummated our initial public offering.

Eye Care Industry

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

 Ambulatory Surgery Center Market

   The delivery of ambulatory surgery--procedures performed on a nonhospitalized patient who is able to return home the same day--has changed dramatically since the inception of outpatient surgery centers (ASCs) in the early 1970s. Since then, the industry has grown, with almost 3,200 ASCs in business as of June 2000, up 20% from 1998. The ASC market has capitalized on new medical technologies, including improvements in surgical lasers, anesthesiology, endoscopy and arthroscopic surgical instruments. An estimated
6.7 million surgeries were performed in ASCs in 2000, up 15% from 1998. Ophthalmology is the largest single surgical area of outpatient surgery, with approximately 1.76 million outpatient surgeries in 2000, representing approximately 26% of all outpatient surgeries. Outpatient surgical procedures are forecasted to grow 7% annually through 2006, when approximately 9 million procedures are expected.

   Cataract Surgery. Cataract surgery is currently the most widely performed surgical procedure in the U.S., with an estimated 2.7 million cataract surgeries in 2000. Cataract procedures are forecast to grow 2.2% annually over each of the next five years. A cataract occurs when the normally transparent lens of the eye becomes cloudy as part of the aging process. In cataract surgery, the ophthalmologist removes the clouded natural lens and replaces it with a synthetic intraocular lens. Cataract surgery is typically performed on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. More than 63% of people over the age of 60 have some degree of cataract formation. Cataract procedures are expected to continue to increase for many years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the preponderance of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers. In the U.S., 34.7 million people are age 65 or older, representing 12.6% of the population. By 2010, this group is expected to increase 13.5% to 39.4 million and represent 13.2% of the population.

   Vision Correction Surgery. Approximately 166 million people in the U.S. require eyeglasses or contact lenses to correct refractive vision conditions that result from the improper curvature of the cornea. If the cornea's curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the person will see a blurred image. The three most common refractive conditions are:

  . myopia, commonly referred to as nearsightedness, which is caused by a steepening of the cornea, resulting in the blurring of distant objects

  . hyperopia, commonly referred to as farsightedness, which is caused by a flattening of the cornea, resulting in the blurring of close objects

  . astigmatism, in which images are not focused on any point due to the varying curvature of the eye along different axes, which results in a distorted view of images

   New surgical technologies and techniques have been developed over the years to correct common vision conditions that result from the improper curvature of the cornea. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. The introduction of LASIK offered significant benefits to ophthalmologists over preceding refractive surgical techniques such as Radial Keratotomy, or RK, and the first vision correction surgery that used laser technology, Photorefractive Keratectomy, or PRK. Relative to the earlier refractive surgical techniques, the LASIK procedure provides significant reductions in patient pain or discomfort, patient recovery times ranging from a few hours after the procedure to two weeks, and reduced complication rates.

   In the LASIK procedure, an ophthalmologist uses an automated microsurgical instrument to peel back a thin layer of corneal tissue that remains hinged to the eye. A number of laser pulses are then applied to the cornea to remove tissue and thereby correct the patient's vision by flattening the shape of the cornea in nearsighted patients and steepening the shape of the cornea in farsighted patients. After the surgeon replaces the layer of corneal tissue, no bandages are required and most patients experience virtually no discomfort. A LASIK procedure typically takes 10 to 15 minutes from set-up to completion, with the length of time of the actual laser treatment lasting 15 to 90 seconds, depending on the degree of correction required. LASIK is performed in an outpatient setting, with only topical anesthesia. Only ophthalmologists are licensed to perform LASIK, although optometrists are actively involved in identifying appropriate candidates for the procedure and in providing pre- and post-operative care.

   The number of vision correction procedures performed in the U.S. has grown rapidly since 1996, primarily as a result of the advantages of the LASIK procedure. In 2000, eye care professionals performed an estimated 1.43 million laser vision correction surgery procedures in the U.S., representing an increase of approximately 50% over the approximately 950,000 procedures performed in 1999. Volume is projected to grow to approximately 1.82 million procedures in 2001. Despite this rapid growth, the number of vision correction surgery patients in 2000 represented approximately 0.4% of the 166 million people with refractive vision conditions in the U.S. LVC procedures performed in the U.S. from 1997 through 2000 represented cumulatively less than 1% of the relevant market opportunity.

   Other Eye Disorders. Other common eye disorders include glaucoma, macular degeneration and diabetic retinopathy. Glaucoma is one of the leading causes of preventable blindness in the U.S. and the single most common cause of blindness among African-Americans. By 2030, industry sources project that the number of glaucoma cases diagnosed will double, primarily as a result of the aging of the general population and an increase in the average life span. Age-related macular degeneration is the leading cause of visual impairment for persons age 75 and older, and it is the most common cause of new cases of visual impairment among those over age 65. Diabetic retinopathy is a leading cause of vision loss and blindness. More than 40% of patients with diabetes for 15 years or more have some degree of blood vessel damage that may result in diabetic retinopathy. Incidence of this disease is expected to increase dramatically as a result of a growing number of patients diagnosed with diabetes. Medicare and other third party payors generally reimburse the treatment of these eye and vision conditions.

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

Our Business Model

   We have focused on building regional clusters of ASCs, LVC centers and affiliated eye care professionals. We structure these regional clusters to achieve a hub and spoke configuration of affiliated eye care professionals around our ASCs and LVC centers. We believe our business model provides us with several advantages in assisting our affiliated eye care professionals, including our ability to:

  . establish and maintain long-term relationships with leading ophthalmologists and optometrists through access to our ASCs and LVC centers, and through a wide range of business, information technology, administrative and financial services

  . assist our affiliated eye care professionals in establishing regional market leadership in eye care through our clinical research, information technology and marketing know-how

  . create multiple sources of revenue through the range of business, information technology, administrative and financial services and eye care products that we offer

   We work with our affiliated eye care professionals to develop a patient-consumer approach that we believe benefits not only the growth of their practices, but all aspects of their continuum of eye care services, ranging from basic eye examinations to the treatment of complex eye and vision conditions, including surgery.

   We implement our business model by building around the following key components:

 Single-specialty, practice-based ASCs and LVC Centers

   We own and operate 15 practice-based, single specialty ASCs, each of which is a wholly-owned, state-licensed and Medicare-certified ambulatory surgical center. Ophthalmologists perform cataract, laser vision correction and other eye related surgical procedures in our ASCs. We also operate under service agreements 15 LVC centers where our affiliated eye care professionals perform laser vision correction surgery. We also have five fixed-site laser service agreements pursuant to which we lease excimer lasers and provide various services to eye care providers in Delaware, Illinois, Ohio and Oklahoma. As of March 15, 2001, we have 30 excimer lasers in service. We plan to selectively deploy additional excimer lasers during 2001, including replacing some currently installed lasers with newer technology models.

   Effective March 1, 2001, we entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. This agreement amended and superseded our previous agreement originally entered into with Summit Technology, Inc., which was acquired by Alcon in 2000. The agreement sets forth pricing terms for our existing APEX/Infinity lasers, as well as the procurement and pricing terms for Alcon's most technologically advanced laser, the LADARVision System. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each laser, with minimum annual procedure requirements for each LADARVision System procured under the agreement. As of March 15, 2001, we have twenty-one Apex/Infinity lasers and two LADARVision Systems covered by the agreement, and we have agreed to order and take installation and delivery of additional LADARVision Systems by April 15, 2001. Alcon may terminate the agreement if we fail, after reasonable cure periods, to comply with the material terms of the agreement. We may terminate the agreement if the Food and Drug Administration, or FDA, withdraws or materially restricts its approval of the use of any laser covered by the agreement or if patent issues or changes render the lasers unusable.

 Management Services

   As of March 15, 2001, we have long-term service agreements in place with professional entities covering 62 ophthalmologists and 58 optometrists, who provide eye care services in one or more of our 66 eye care clinics. Generally, we seek to cluster eye care clinics within regional markets that can support one or more ASCs and one or more LVC centers. Our strategy involves affiliating with leading eye care professionals within a regional market until we have achieved a cluster of eye care clinics, affiliated eye care professionals, ASCs and LVC centers in a hub and spoke configuration throughout the regional market.

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

  . procuring and maintaining all office space, equipment and supplies

  . subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel

  . assisting our affiliated eye care professionals in recruiting additional ophthalmologists and optometrists

  . all administrative and support services

  . information technology services

  . marketing services

 Optical Services and Products

   We own and operate two full-service wholesale optical laboratories that specialize in surfacing, finishing and distributing corrective lenses and eyeglasses. Our laboratories have in excess of 500 active customers, including affiliated and non-affiliated ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows affiliated and non-affiliated eye care professionals to purchase optical products through us at volume discounts. We have in excess of 750 customers that utilize our optical products purchasing organization. We also provide monthly reports to our customers that allow them to identify purchasing trends and manage their optical product inventories more efficiently. Our marketing services and products company provides eye care professionals with a range of products and services including brochures, videos and advertising design.

 Research

   We own and operate an eye-only research organization that conducts Phase II-IV clinical trials on eye care devices and pharmaceuticals, with an emphasis on laser vision correction. Our research organization is based in Kansas City, Missouri, and currently has research sponsor agreements relating to approximately 65 clinical studies involving up to approximately 1,300 potential patients participating in clinical trials.

Our Growth Strategy

   We are focused on the large and rapidly growing U.S. market for eye care, particularly around the growth in eye surgeries which we believe will result in additional procedures being performed in our surgical facilities. Our goal is to be one of the leading owners and/or operators of single-specialty, practice-based ASCs and LVC centers. We intend to achieve this goal by continuing to acquire and develop ASCs and LVC centers, maintain and/or establish contractual and other affiliations with leading eye care professionals and by continuing to implement a growth strategy which includes the following specific components:

   Expanding our Presence in Existing Regional Markets. We believe that there are significant growth opportunities in our existing regional markets. These growth opportunities will be driven largely by:

  . acquiring or developing ASCs and LVC centers

  . continuing to affiliate with leading eye care professionals

  . helping our affiliated eye care professionals grow and develop their practices

   Selectively Targeting and Entering New Markets. We believe our management team's experience in acquiring, building and developing ASCs and LVC centers, as well as helping affiliated professionals build successful eye care businesses, will continue to enable us to effectively identify and enter new markets. We intend to enter new markets through multiple avenues, including:

  . acquiring existing or establishing new ASCs

  . opening new LVC centers

  . entering into contractual affiliations with leading ophthalmologists and optometrists

Competition

   Surgical Facilities. In acquiring and developing practice-based, single specialty ASCs and LVC centers, we compete with both corporations and eye care professionals. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs and LVC centers. Certain of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors include larger publicly held companies that have subsidiaries or divisions engaged in this business. Other companies focus more exclusively on the development and operation of LVC centers. Many of these competitors have greater resources than us.

   The majority of practice-based, ophthalmic ASCs continue to be owned by eye care professionals. Eye care professionals also own and operate LVC centers. Our ASCs and LVC centers compete with these provider-owned centers. In deploying excimer laser technology, eye care professionals either elect to procure this technology on their own or enter into an arrangement with a corporate entity that can provide the necessary capital. For the fourth quarter 2000, industry sources estimate that 46.6% of total laser vision correction procedures in the U.S. were performed in corporate-owned facilities, and 43.3% were performed in physician-owned centers. Laser vision correction and other refractive surgery procedures also compete with more traditional non-surgical treatments for refractive conditions, including eyeglasses and contact lenses.

   Management Services. Our management services are provided to eye care professionals through long-term affiliations. The market for these management services is fragmented, and we do not face any single, dominant

U.S. national competitor. Eye care professionals may seek a corporate partner to assist them in the growth and development of their practices, as well as with the day-to-day management and administration of their businesses. Factors that may influence an eye care professional's decision to retain a corporate partner to provide management services are the corporate partner's experience and scope and quality of services offered, the eye care professional's need for these services, and the price for such services.

   Optical Products and Services. Our two wholesale optical laboratories face a variety of national, regional and local competitors. We compete in the optical laboratory market on the bases of quality of service, breadth of services, reputation and price.

   In the market for providing optical group purchasing services, we primarily compete with national and regional buying groups, as well as large vendors. Competition in this market is based upon service, price, and the strength of the purchasing organization, including the ability to negotiate discounts.

Employees

   As of March 15, 2001, we had approximately 1,175 employees, 959 of whom are full-time employees. We are not a party to any collective bargaining agreements.

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

   We cannot assure you that Federal or state regulatory authorities would not challenge any of our business operations and arrangements with our affiliated eye care professionals. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend against these challenges regardless of their merit. If we do not successfully defend these challenges, we and our affiliated eye care professionals may face a variety of adverse consequences including service agreements being terminated or rendered unenforceable, third party payor agreements being terminated, affiliated providers losing their eligibility to participate in Medicare, Medicaid or other Federal or state health care programs, or losing other contracting privileges and, in some instances, civil or criminal fines. Under some circumstances, we may be able to redesign or reformulate our relationships or arrangements to address these challenges. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

   The regulatory environment in which we and our affiliated eye care professionals operate may change significantly in the future. Numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system. In addition, several sets of regulations have been recently adopted that may require substantial changes in the way health care providers operate over the coming years. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements or the structure of our fees, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which may have a material adverse effect on our business, financial condition and results of operations.

   The following is a summary of some of the health care regulatory issues affecting us, our affiliated eye care providers and our respective operations.

 Federal Law

   Anti-Kickback Statute. The Federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other Federal health care programs. Violations of this statute may result in criminal penalties, including imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation plus up to three times the amount of the underlying remuneration, and exclusion from Federal programs including Medicare or Medicaid.

   The Federal anti-kickback statute contains a number of exceptions. In order to address the problems created by the broad language of the statute, Congress directed the Department of Health and Human Services, or DHHS, to develop regulatory exceptions, known as safe harbors, to the Federal anti-kickback statute's referral prohibitions. When possible, we have attempted to structure our business operations and our relationships with our affiliated providers within a safe harbor. However, some aspects of our business, the business of our affiliated providers, and our relationships with our affiliated providers either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards have been proposed. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

   Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs. While we do not currently co-own ASCs with physicians, it is foreseeable that we may do so in the future. If so, it is unlikely that our co-ownership would meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. However, as discussed above, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements. By structuring the co-ownership arrangements in this manner, we believe that they will be in compliance with the anti-kickback statute.

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

   On January 4, 2001, the Health Care Financing Administration published Phase I of the final Stark regulations interpreting the provisions of the Stark Law. These regulations will have an effective date of

January 4, 2002. It is anticipated that Phase II will be issued later this year and will focus on compensation issues and the statute's application to Medicaid. While Phase I of the final rule still defines eyeglasses and contact lenses to be prosthetic devices and A-scans and B-scans to be radiology services, the final rule creates certain exemptions for referrals for these services. Phase I also creates an exemption for referrals for eyeglasses and contact lenses furnished to patients following cataract surgery and for "designated health services" that are personally performed by the referring doctor.

   The Stark law does not prohibit physician ownership or investment interests in ASCs to which they refer patients. HCFA clarified this in the Phase I regulations by providing that services that would otherwise constitute a "designated health service," but that are paid by Medicare as part of bundled rate, will not be considered designated health services for purposes of the Stark Law. Thus, when an intraocular lens, or IOL, used in cataract surgery is included in an ASC bundled payment rate, the IOL will not be considered to be a "designated health service."

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

   Health Insurance Portability and Accountability Act. In August of 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Included within HIPAA's health care reform provisions are its "administrative simplification" provisions, which require that health care transactions be conducted in a standardized format, and that the privacy and security of certain individually identifiable health information be protected. Proposed rules for many of the administrative simplification subject areas have been published. Final rules covering "Standards for Electronic Transactions and Code Sets" were published on August 17, 2000, and set forth the standardized billing codes and formats that our affiliated eye care professionals and we must use when conducting certain health care transactions and activities. The effective date of these final rules was October 16, 2000, and we have until October 16, 2002 to come into compliance with these rules. On December 28, 2000, the DHHS published final rules addressing "Standards for Privacy of Individually Identifiable Health Information" under HIPAA's administrative simplification provisions. Compliance with these rules is required by April 14, 2003, however, there have been recent efforts in Congress to overturn these rules, so the status of the privacy rules under HIPAA is unclear. Regardless of the final form of the rules implementing HIPAA's administrative simplification provisions, it is likely that these rules will create substantial new compliance issues for all "covered entities"--which include health care providers, health plans, and health care clearinghouses--that engage in regulated transactions and activities. The operations of our affiliated eye care professionals and certain of our operations are covered by the final rules enacted thus far, and, to the extent that the final privacy and other rules resemble those that were published in December 2000, we believe these operations will be covered by the final HIPAA rules enacted in the future. Violations of HIPAA can result in civil penalties of up to $25,000 per person per year for each violation and criminal penalties of up to $250,000 and/or up to 10 years in prison per violation.

 State Law

   Facility Licensure and Certificate of Need. We may be required to obtain licenses from the state departments of health in states where we open or acquire ASCs and LVC centers. We believe that we have obtained the necessary licenses in states where licenses are required. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing licensure requirements. It is possible that a state regulatory authority could challenge our position. With respect to future expansion, we cannot assure you that we will be able to obtain the required licenses. However, we have no reason to believe that, in states requiring facility licenses, we will not be able to obtain this license without unreasonable expense or delay.

   Some states require a Certificate of Need, or CON, prior to the construction or modification of an ASC or the purchase of specified medical equipment in excess of a dollar amount set by the state. We believe that we have obtained the necessary CONs in states where a CON is required. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing the need for CONs. It is possible that a state regulatory authority could challenge our determination. With respect to future expansion, we cannot assure you that we will be able to acquire a CON in all states where a CON is required.

   Anti-Kickback Laws. In addition to the Federal anti-kickback law, a number of states have enacted laws that prohibit the payment for referrals and other types of kickback arrangements. Some of these state laws apply to all patients regardless of their source of payment, while others limit their scope to patients whose care is paid for by particular payors.

   Self-Referral Laws. In addition to the Federal Stark Law, a number of states have enacted laws that require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or compensation relationship. In some states, these restrictions apply regardless of the patient's source of payment.

   Corporate Practice of Medicine Laws. A number of states have enacted laws or have common law that prohibit the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Many states have similar restrictions in connection with the practice of optometry. Application of the corporate practice of medicine prohibition varies from state to state. Because the corporate practice of medicine doctrine has been seldom enforced or litigated in the states where we do business, the precise parameters of the doctrine have not been defined, particularly in terms of the management responsibilities that may be delegated to a company that provides management services. Because of this, although we neither employ doctors nor provide medical services, to the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, our service agreements provide that our obligations to perform the act or service is waived. We cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with our affiliated eye care professionals and there is a possibility that some provisions of our service agreements may not be enforceable.

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

   We believe our management fee arrangements differ from those invalidated as unlawful fee splits because they establish a flat monthly fee that is subject to adjustment based on the degree to which actual practice revenues or expenses vary from budget. However, there is some risk that our arrangements could be construed by a state court or enforcement agency to run afoul of state fee-splitting prohibitions. Accordingly, all of our service agreements contain either a reformation provision or a mechanism establishing an alternative fee structure, or both.

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

 Regulation of Laser Vision Correction Marketing

   The marketing and promotion of laser vision correction and other vision correction surgery procedures in the U.S. are subject to regulation by the FDA and the Federal Trade Commission, referred to as the FTC. The FDA and FTC have released a joint communique on the requirements for marketing these procedures in compliance with the laws administered by both agencies. The FTC staff also issued more detailed guidance on the marketing and promotion of these procedures and has been monitoring marketing activities in this area through a non-public inquiry to identify areas that may require further FTC attention. The FDA has traditionally taken the position that the promotion and advertising of lasers by manufacturers and physicians should be limited to the uses approved by the FDA.

Item 2. Properties

   We do not own any real property. We lease space for our corporate headquarters in Chicago, our regional offices, our ASCs and LVC centers, the clinics of our affiliated eye care professionals and our optical services operations. In some cases, these facilities are leased from our affiliated eye care professionals and other related parties. See "Item 13--Certain Relationships and Related Transactions." Our corporate offices in the Chicago metropolitan area consist of 12,824 square feet in downtown Chicago, and 10,499 square feet in Des Plaines, Illinois.

   The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple five-year renewal terms at our option. Generally, our ASCs, LVC centers, eye care clinics and optical retail outlets are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 300 to 22,993 square feet, and the terms of these leases have expiration dates ranging from April 30, 2001 to February 29, 2010. Any capacity constraints with our affiliated eye care clinics and optical retail outlets can generally be resolved either through a build-out of adjacent space or the leasing of additional office space in other proximate locations. Depending on state licensing and Certificate of Need issues, addressing capacity constraints in any of our ASCs in a similar manner may require state regulatory approval.

   The following tables list the locations of our surgical facilities:

                      Medicare-Certified and Licensed ASCs

                                          Number of
             Location                  Operating Rooms
             --------                  ---------------
             Atlanta, GA..............         2
             Columbus, GA.............         3
             Chicago, IL..............         1
             Maryville, IL............         1
             River Forest, IL.........         2
             Hammond, IN..............         2
             Merrillville, IN.........         2
             New Albany, IN...........         2
             Overland Park, KS........         3
             Florissant, MO...........         1
             Kansas City, MO..........         2
             St. Joseph, MO...........         1
             Cincinnati, OH...........         2
             Chattanooga, TN..........         1
             Richmond, VA.............         1

                                  LVC Centers

             Athens, GA             Evansville, IN
             Columbus, GA           Overland Park, KS
             Duluth, GA             Wichita, KS
             Kennesaw, GA           Columbia, MO
             Davenport, IA          Kansas City, MO
             Arlington Heights, IL  St. Louis, MO
             Naperville, IL         Richmond, VA
             Tinley Park, IL

Item 3. Legal Proceedings

   We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter to a vote of our security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Since August 18, 1999, our common stock has been traded on the Nasdaq National Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

                                                                    High   Low
                                                                   ------ -----
      Fiscal year ending December 31, 2000:
        First Quarter............................................. $18.25 $6.81
        Second Quarter............................................ $14.38 $5.81
        Third Quarter............................................. $10.00 $2.50
        Fourth Quarter............................................ $ 2.75 $0.88
      Fiscal year ending December 31, 1999:
        Third Quarter (beginning August 18, 1999)................. $15.63 $7.88
        Fourth Quarter............................................ $11.69 $4.81

   On March 15, 2001, the last reported sale price of our common stock was $2.25, and there were approximately 346 holders of record of our common stock. This figure does not consider the number of individual holders of securities that are held in the "street name" of a securities dealer.

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

Item 6. Selected Financial Data

   The consolidated statement of operations data set forth below for the years ended December 31, 2000, 1999, and 1998 and the balance sheet data at December 31, 2000 and 1999, are derived from our respective audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from our audited financial statements which are not included in this Form 10-K.

   The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                           Year Ended December 31,
                                  ---------------------------------------------
                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
                                    (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenue.....................  $135,638  $101,143  $63,729  $42,408  $15,850
                                  --------  --------  -------  -------  -------
Operating expenses..............   125,070    92,086   58,986   40,387   16,679
Compensation expense related to
 stock options (a)..............       --      2,690      --       --       --
                                  --------  --------  -------  -------  -------
Income (loss) from operations...  $ 10,568  $  6,367  $ 4,743  $ 2,021  $  (829)
                                  ========  ========  =======  =======  =======
Net income (loss)...............  $  5,344  $    874  $ 1,706  $   105  $  (912)
Accretion of Series C and Series
 D convertible preferred stock
 (a)............................       --     (2,035)    (739)     --       --
                                  --------  --------  -------  -------  -------
Income (loss) available to
 Series A and Series B
 convertible preferred and
 common stockholders............  $  5,344  $ (1,161) $   967  $   105  $  (912)
                                  ========  ========  =======  =======  =======
Diluted earnings (loss) per
 common share...................  $   0.21  $  (0.06) $  0.06  $  0.01  $ (0.08)
                                  ========  ========  =======  =======  =======
Diluted weighted average common
 shares outstanding.............    26,039    17,965   16,003   17,237   11,358
                                  ========  ========  =======  =======  =======
Pro forma net income (a)........            $  4,523  $ 2,111
                                            ========  =======
Pro forma diluted earnings per
 common share...................            $   0.20  $  0.10
                                            ========  =======
Pro forma weighted average
 number of common shares
 outstanding....................              22,476   21,649
                                            ========  =======

                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
Other Data:
EBITDA (b)......................  $ 18,150  $ 13,969  $ 8,076  $ 4,247  $   (23)
EBITDA as percent of net
 revenue........................      13.4%     13.8%    12.7%    10.0%     --
Number of surgical facilities
 operated as of the end of
 period:
 ASCs...........................        15        12       10       10        6
 LVC centers....................        15         5      --       --       --
Number of surgical procedures
 performed:
 LVC............................    24,229    13,366    5,083    1,676      --
 Cataracts......................    17,252    15,877   13,681   10,816    5,308
 Other eye surgery procedures...    13,128    10,843    8,845    6,464    1,337

                                             As of December 31,
                                  ---------------------------------------------
                                    2000      1999     1998     1997     1996
                                  --------  --------  -------  -------  -------
Consolidated Balance Sheet Data:
Working capital.................  $ 23,728  $ 11,980  $ 9,220  $10,452  $ 7,887
Total assets....................   120,913    88,252   62,679   52,734   27,694
Total debt, excluding current
 portion........................    26,187       196   20,427   15,838    6,378
Redeemable convertible preferred
 stock..........................       --        --    16,430   12,680    5,794
Total stockholders' equity......    82,864    74,781   16,954   18,149   12,755

--------
Notes:
(a) In connection with our initial public offering consummated on August 18, 1999 (IPO), we recorded noncash, nonrecurring charges for compensation expense related to stock options and a discount to the IPO offering price upon the exchange of subordinated notes for common stock in 1999 and 1998. In addition, we recorded accretion of Series C and Series D convertible preferred stock to increase the carrying value of such stock to its potentially redeemable value. The pro forma net income gives effect to these noncash, nonrecurring charges, as well as the pro forma elimination of the interest expense related to the subordinated notes which were exchanged at the IPO. Please see the notes to consolidated financial statements included elsewhere in this Form 10-K for more discussion.
(b) EBITDA represents the sum of income before income taxes, interest expense and depreciation and amortization, and in 1999 noncash, stock-based compensation. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that investors find useful in analyzing the operating performance of a company and its ability to service debt. EBITDA, however, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion along with our consolidated financial statements and related notes included elsewhere herein. Our actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in or implied by forward-looking statements contained in this discussion. Such forward-looking statements are made within the meaning of the Private Securities Litigation Reform Act of 1995.

Results of Operations

 Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Net Revenue. Net revenue increased 34.1% from $101.1 million to $135.6 million. Surgical facilities revenue increased 33.6% from $31.2 million to $41.7 million, primarily as a result of owning and operating additional ASCs and operating additional LVC centers, resulting in growth in the number of surgical procedures performed. In 2000, total surgical procedures performed in our surgical facilities increased 36% to 54,700. LVC procedures increased 81.3% and cataract surgical procedures increased 8.7%, compared to 1999. Surgical procedures in 2000 grew despite the adverse effects of particularly bad winter weather in December 2000, when surgical procedures in ASCs we owned and operated for one year or more declined 15% from December 1999. In those ASCs we owned for a year or more, our ASCs averaged 3,924 surgical procedures for the full year 2000, up from 3,860 in 1999. Management services revenue in 2000 increased 30.3% from $54.3 million to $70.8 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals, as well as new affiliations with eye care professionals. Product sales revenue increased 48.5% from $15.6 million to $23.2 million, primarily as a result of higher volumes at our optical products purchasing organization, and to a lesser extent, the revenue associated with our acquisition of a marketing products and services company in May 2000.

   Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 35.5% from $37.4 million to $50.7 million. As a percentage of revenue, salaries, wages and benefits expense increased from 37.0% to 37.4%. The absolute increase in salaries, wages and benefits expense primarily reflects the additional payroll incurred as a result of new acquisitions and affiliations. Also contributing to the increase was approximately $320,000 of severance costs associated with the streamlining of our organizational structure during the second half of the year.

   Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 30.7% from $26.3 million to $34.3 million. As a percentage of revenue, cost of sales and medical supplies expense decreased from 26.0% to 25.3%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher volumes at our optical products purchasing organization. Higher supply costs associated with the increase in laser vision correction procedures also contributed to the absolute increase during the period. In general, our optical laboratories and purchasing organization have a relatively higher cost of sales percentage to revenue than the optical retail outlets of the Company's affiliated eye care professionals.

The decrease in cost of sales and medical supplies as a percentage of revenue reflects efforts during the year to negotiate corporate contracts with selected strategic suppliers.

   Selling, General and Administrative. Selling, general and administrative expense increased 38.2% from $23.5 million to $32.4 million. As a percentage of revenue, selling, general and administrative expense increased from 23.2% to 23.9%. The absolute increase in selling, general and administrative expense was the result of costs incurred at new acquisitions and affiliations, along with increased marketing expenditures during the first half of 2000.

   Depreciation and Amortization. Depreciation and amortization expense increased 54.4% from $4.9 million to $7.6 million. Acquisitions and affiliations, as well as increased capital expenditures, increased overall depreciation and amortization expense.

   Other Expense. Interest expense increased 26.6% from $1.5 million to $1.9 million, the result of higher interest rates and higher average outstanding balances when compared with the prior year period.

   Provision for Income Taxes. Our effective tax rate decreased to 39.2% from 44.8% (excluding the effect of the IPO-related items in 1999). Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our Federal income tax return, primarily goodwill amortization. The increase in income before income taxes in 2000 better covered these nondeductible expenses, resulting in a lower overall effective tax rate.

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Net Revenue. Net revenue increased 58.7% from $63.7 million to $101.1 million. Surgical facilities revenue increased 55.1% from $20.1 million to $31.2 million, primarily as a result of a 45% increase in procedures performed in our facilities, compared to 1998. The 163% increase in laser vision correction procedures was a result of both an increase in the overall demand for the procedure as well as an increase in the number of our affiliated eye care professionals performing the procedure. We also experienced a 16.1% increase in the number of cataract surgical procedures, compared to 1998. Management services revenue increased 50.7% from $36.1 million to $54.3 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Product sales revenue increased 106.7% from $7.5 million to $15.6 million, primarily as a result of the revenue added through the acquisition of Midwest Uncuts, Inc., a wholesale optical laboratory, in January 1999.

   Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 48.2% from $25.3 million to $37.4 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 39.6% to 37.0%. The absolute increase in salaries, wages and benefits expense primarily reflects the additional payroll incurred as a result of new acquisitions and affiliations. The decrease in salaries, wages and benefits expense as a percentage of net revenue was a result of better utilization of staff due primarily to the increased volume of laser vision correction, cataract and other eye-related surgical procedures.

   Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 66.7% from $15.8 million to $26.3 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 24.7% to 26.0%. The absolute increase in cost of sales and medical supplies expense is primarily a result of the January 1, 1999 acquisition of Midwest Uncuts, Inc. and of higher volumes at our optical products purchasing organization. The increase in laser vision correction procedures and the related supply costs also contributed to the absolute increase during the period.

   Selling, General and Administrative. Selling, general and administrative expense increased 60.4% from $14.6 million to $23.5 million. As a percentage of revenue, selling, general and administrative expense increased from 22.9% to 23.2%. The absolute increase in selling, general and administrative expenditures related primarily to the expansion of sales and marketing efforts in connection with our laser vision correction business. In addition, we increased our information technology expenditures related to our enterprise-wide information systems and other programs supporting our laser vision correction business.

   Depreciation and Amortization. Depreciation and amortization expense increased 47.4% from $3.3 million to $4.9 million. Acquisitions and affiliations, as well as increased capital expenditures, increased overall depreciation and amortization expense.

   Compensation Expense Related to Stock Options. During July 1999, we fully vested all options granted from February 1, 1999 through July 23, 1999. We issued options to acquire 1,050,800 shares of our common stock during this time period, which were granted with exercise prices below the fair market value. Accordingly, we recorded a noncash, pre-tax charge of $2.7 million as compensation expense related to those options, which became fully vested on the completion of our initial public offering.

   Other Expense. Other expense decreased 8.2% from $1.4 million to $1.3 million. The decrease in other expense was primarily related to the reduction of interest expense as a result of the reduction of outstanding indebtedness from the application of the proceeds of our initial public offering, which occurred on August 18, 1999. In addition, $9.7 million of our subordinated exchangeable promissory notes were exchanged for our common stock, based upon the initial public offering price for each $0.80 worth of outstanding principal on the notes. We recorded the difference between the value of common stock and the notes as nonrecurring, noncash interest expense of $2.4 million.

   Provision for Income Taxes. Our effective tax rate increased to 67.4% from 49.4%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our Federal income tax return, primarily goodwill amortization and the nondeductible portion of the additional interest expense resulting from the exchange of the subordinated notes for common stock, discussed above

   Accretion of Series C and Series D Convertible Preferred Stock. In connection with our initial public offering, approximately 16.3 million shares of Series A, Series B, Series C and Series D preferred stock, which represented all of the issued and outstanding shares of preferred stock, converted into shares of our common stock. Prior to the initial public offering, however, the holders of the Series C and Series D convertible preferred stock had the right to tender their stock for redemption in 2004 and 2005 at the greater of the amount originally paid for the preferred stock or its fair market value. Because the redemption right was outside of our control, generally accepted accounting principles require that until the redemption date, we increased the value of the preferred stock to its ultimate redemption value, a principle known as accretion. This accretion is deducted from net income in the accompanying consolidated statements of operations to arrive at the income available for common stockholders. Although we did not have an independent appraisal, we estimated the potential future redemption value based upon various transactions with third parties, through comparison to similar public companies and the initial price range established during the filing of our registration statement on Form S-1 in May 1999. Based upon these estimates, we recorded accretion of $2.0 million up to the effective date of the IPO on August 18, 1999, and $739,000 for the twelve months ended December 31, 1998.

Liquidity and Capital Resources

   We generated cash from operating activities for the year ended December 31, 2000 of $9.0 million. We used $33.3 million in our investing activities in 2000, which included ten acquisitions and/or affiliations, the purchase of property and equipment and the issuance of certain notes receivable related to the conversion of subordinated exchangeable promissory notes in connection with our IPO. We used net bank borrowings of $23.0 million and net cash from operating activities to fund our investing activities. As of December 31, 2000 and 1999, we had cash and cash equivalents of approximately $785,000 and $1.8 million, respectively, and working capital of approximately $23.7 million and $12.0 million, respectively.

   On June 28, 2000, we replaced our $35 million revolving credit agreement with a new, three-year, $50 million revolving credit agreement. Interest on borrowings under the new credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 8.6% for the twelve months ended December 31, 2000. The new credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of December 31, 2000, we were in compliance with all our credit agreement covenants. At December 31, 2000, we had outstanding borrowings under the new credit line of $26.2 million, the interest rate on which was 8.7%.

   We expect our cash flow from operations and funds available under our existing revolving credit facility will be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our surgical facilities, expansions and the future cost of surgical equipment.

   On June 15, 2000, we entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller (the "Contingencies"). Certain of these Contingencies were satisfied in 2000 with respect to one of the ambulatory surgery centers, which we acquired in December 2000. Upon the resolution of the Contingencies affecting the other ambulatory surgery center and other conditions to closing, which could occur as early as May 1, 2001, we will be required to purchase the other ambulatory surgery center for approximately $9.3 million in cash consideration. We may elect to fund up to approximately $2.3 million of this purchase price in the form of our common stock. This transaction is excluded from the acquisition limitations of the new Credit Agreement discussed above.

   One of our affiliated eye care professionals has the option, exercisable through November 1, 2002, to acquire up to a 25% interest in one of our ASCs.

   Effective March 1, 2001, we entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. This agreement amended and superseded our previous agreement originally entered into with Summit Technology, Inc., which was acquired by Alcon in 2000. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the five-year term, whether or not these procedures are performed. As of March 15, 2001, we have entered into commitments to pay Alcon up to approximately $1.4 million annually during the five-year term.

Risk Factors

   Investors should consider the following risks in connection with an investment in us.

 Risks Relating to Our Business

  Our failure to grow, or to manage our growth, could reduce our ability to continue to achieve or sustain profitability

   Our growth strategy is focused on our existing and future regional markets and involves:

  .acquiring or developing additional ASCs and LVC centers

  .affiliating with additional eye care professionals

  .helping our affiliated eye care professionals grow and develop their practices

   Pursuing the acquisition and development of ASCs and LVC centers, as well as affiliations with eye care professionals presents us with a variety of challenges. We may not experience an increase in surgical procedures at our existing ASCs or LVC centers, or management fees from our affiliated eye care professionals. We may not be able to achieve the economies of scale and patient base, or provide the business, administrative and financial services, required to sustain profitability in our existing and future ASCs and LVC centers, or in the clinics of our affiliated eye care professionals.

   If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations, including our ability to achieve and sustain profitability, could be adversely affected.

  Our failure to acquire or develop a sufficient number of profitable surgical facilities could limit our profitability and revenue growth

   Our success depends upon our ability to acquire or develop a sufficient number of profitable ASCs and LVC centers in our existing and future markets. We may not be able to identify suitable acquisition or development targets, successfully negotiate the acquisition or development of these facilities on satisfactory terms, or have the access to capital to finance these endeavors. Newly acquired or developed facilities may generate losses or suffer lower operating margins than our more established facilities, or they may not generate returns that justify our investment. In addition, if vision correction technology becomes available to ophthalmologists that is less expensive than the medical equipment currently required for laser vision correction, eye care professionals might have less interest in using our ASCs and LVC centers.

  We may not compete effectively with other companies that have more resources and experience than us

   Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We and our affiliated eye care professionals compete with other businesses, including ASC companies, refractive laser center companies, hospitals, individual ophthalmologists and optometrists, other ASCs, LVC centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources may be more successful in acquiring and developing surgical facilities and/or affiliating with eye care professionals. Our wholesale optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and LVC centers as well as competitive eye care related services. Competition for retaining the services of highly qualified ophthalmologists and optometrists and medical, technical and managerial personnel is significant, and we may not be able to help our affiliated eye care professionals identify, hire, train, retain and affiliate with these types of individuals in the future.

  Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow.

   We estimate that for the year ended December 31, 2000, revenue from laser vision correction procedures comprised 24% of our consolidated revenue. The market for providing laser vision correction and other refractive surgery procedures is becoming increasingly competitive. This competitiveness has resulted in many of our competitors offering laser vision correction or other refractive surgery services at lower prices than the prices charged by us and our affiliated eye care professionals. If price competition continues, however, we may choose to lower the prices we charge. If we lower prices, we could experience reductions in our revenue, profitability and cash flow.

   We estimate that for the year ended December 31, 2000, government sponsored health care programs, directly or indirectly, accounted for approximately 26% of our consolidated revenue. This includes facility fees we receive directly for eye care professionals' use of our ASCs, as well as management fee revenue from affiliated eye care professionals who receive payments from these programs. This revenue does not include amounts derived from laser vision correction, which is an elective procedure that patient-consumers pay for out-of-pocket.

   The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. For example, recent legislation requires that DHHS implement a new Medicare reimbursement rate methodology for ASCs over a four-year period beginning no earlier than January 1, 2002. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs and affiliated eye care professionals. Changes in Medicare payment rates have in the past reduced payments to ophthalmologists and optometrists. Private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates.

   Reductions in payments to our ASCs, LVC centers and affiliated eye care professionals or other changes in reimbursement for eye care services could reduce our revenue, profitability and cash flow.

  If eye care professionals and the general population do not continue to accept laser vision correction and other refractive surgical procedures as alternatives to eyeglasses and contact lenses, an important source of our historical and future revenue and earnings growth will be limited

   Our profitability and growth will depend, in part, upon continued acceptance by eye care professionals and the general population of laser vision correction and other refractive surgical procedures in the U.S. Eye care professionals and the general population might not continue to accept laser vision correction surgery because of the cost of the procedure that, to date, has primarily been paid directly by patients, and concerns about the safety and effectiveness of laser vision correction. If eye care professionals and the general population do not continue to accept laser vision correction and other refractive surgical procedures, an important source of our historical and future revenue and earnings growth will be limited.

  Rapid technological advances may reduce our sources of revenue and our profitability

   Adoption of new technologies that may be comparable or superior to existing technologies for excimer lasers and other surgical equipment could reduce the amount of the facility fees we receive from eye care professionals who use our surgical facilities and management fees we receive from affiliated professional entities. Reduction of these sources of revenue could decrease our profitability. In this case, we might have to expend significant capital resources to deploy new technology and related equipment to remain competitive. Our inability to provide access to new and improving technology could deter eye care professionals from using our surgical facilities or affiliating with us.

  Our failure to maintain or establish profitable affiliations with a sufficient number of eye care professionals could limit our profitability and revenue growth

   Our success depends, in part, upon our ability to establish and maintain affiliations with eye care professionals in our existing and future markets. We may not be able to enter into contractual arrangements with ophthalmologists or optometrists on satisfactory terms, and these affiliations may not be profitable for us. In addition, if vision correction technology becomes available to ophthalmologists that is less expensive than the medical equipment currently required for laser vision correction, eye care professionals might have less interest in our services and our surgical facilities. If we fail to establish or maintain profitable affiliations with a sufficient number of qualified ophthalmologists and optometrists, we could experience reductions in our profitability and revenue growth.

   For the years ended December 31, 2000, 1999 and 1998, the management services revenue of one of our affiliated professional entities accounted for 12.8%, 15.4% and 15.4% of our consolidated net revenue, respectively. Another affiliated professional entity, created during 1999 from a combination of a group of our affiliated practices, accounted for 11.5% and 8.6% of our consolidated net revenue in the years ended December 31, 2000 and 1999, respectively. If we fail to maintain our existing affiliations with these and other affiliated professional entities, we could experience reductions in our profitability and revenue growth.

  Loss of the services of ophthalmologists or optometrists could impair our sources of revenue and our ability to grow our business

   Our success depends, in part, on the services of the ophthalmologists and optometrists with whom we affiliate. Our inability to attract and retain eye care professionals could limit our sources of revenue and our ability to grow our business. Generally, our affiliated ophthalmologists enter into five-year employment agreements with our affiliated professional entities. These agreements generally contain noncompete and nonsolicitation covenants and often require the ophthalmologist to pay liquidated damages that are generally in excess of $500,000 in the event that he or she quits prior to the end of the initial term. Our affiliated optometrists enter into employment contracts with our affiliated professional entities which also contain noncompete and nonsolicitation covenants. The noncompete and nonsolicitation covenants generally preclude the ophthalmologist or optometrist from competing with his or her employer within a specified geographic area, or soliciting the employer's patients or employees, during the employment term and for a one-year period following termination. The damages provisions and restrictive covenants may not effectively deter affiliated eye care professionals from quitting if they elect to pay the liquidated damages or establish a practice outside the geographic scope of the noncompete covenant.

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

  Lack of adequate financing could limit our growth

   Successful implementation of our growth strategy will require continued access to capital. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through additional equity or debt financings. We intend to finance future acquisitions, affiliations and our other strategic initiatives by using a combination of cash, debt and capital stock. However, if our stock is not at a sufficient value, or is not deemed to be an acceptable form of consideration, we may be required to use more of our cash resources or obtain other financing. Capital may not be available to us for acquisitions, affiliations or other needs. Further, if financing is available, it may not be on terms that are favorable to us or sufficient for our needs.

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

  If a change in events or circumstances causes us to write-off a large portion of intangible assets, our total assets would be reduced significantly and we could incur a substantial charge to earnings

   Our assets include substantial intangible assets in the form of service agreements with our affiliated eye care professionals and goodwill. At December 31, 2000, intangible assets represented approximately 51% of total assets and 75% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with rights we receive under our service agreements. The value of these assets may not be realized. We regularly evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, during our evaluation, we determine that the undiscounted cash flow from an ASC, an LVC center or an affiliated practice is not sufficient to recover the unamortized intangible asset, we will reduce the unamortized balance to its realizable amount and incur a corresponding charge to earnings. To date, we have not written off a significant portion of unamortized intangible assets attributable to service agreements or goodwill. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a large portion of unamortized intangible assets due to a change in events or circumstances, this write off would significantly reduce our total assets and we could incur a substantial charge to earnings.

 Risks Relating to Our Industry

 Application of existing or proposed government regulation could impair our sources of revenue and limit our ability to grow our business

   We are subject to extensive government regulation and supervision, including:

  . Federal and State:

   --anti-kickback statutes

   --self-referral laws

   --civil false claims acts

   --privacy laws

  . State:

   --facility license requirements and certificates of need

   --corporate practice of medicine restrictions

   --fee-splitting laws

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

  . loss of use of, or a decline in the revenue and profitability of, our ASCs and LVC centers

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

  Becoming compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

   Recently released federal regulations adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) require that our affiliated eye care professionals and we be capable of conducting certain standardized health care transactions, including billing and other claims transactions, by October 16, 2002. In addition, on December 28, 2000, HIPAA regulations governing patient privacy were released, and compliance with those regulations is required by April 15, 2003. Due to efforts in Congress to overturn these privacy rules, their status is currently unclear. Regardless of Congress' actions on these privacy rules, HIPAA requires that patient privacy regulations must be enacted. Depending on their ultimate form, these privacy regulations may require substantial compliance efforts on behalf of our affiliated eye care professionals and us. Although difficult to predict at this time, the amount of time, effort and expense associated with becoming compliant with existing and expected HIPAA regulations could require us to divert time, attention and resources from our business operations, and/or require us to spend substantial sums that could impair our profitability. HIPAA violations could also expose us to civil penalties of up to $25,000 per person per year for each violation and criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

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

  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

   During 2000, the market price of our common stock has been volatile, fluctuating from a high trading price of $18.25 to a low trading price of $0.88 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities and on the volume of patients treated in the clinics of our affiliated eye care professionals.

   We experience some seasonality in our operating results during the first calendar quarter. The timing and degree of fluctuations in our operating results will depend on several factors, including:

  . general economic conditions

  . decreases in demand for non-emergency procedures due to severe weather

  . availability or sudden loss of the services of our affiliated eye care professionals

  . availability or shortages of laser and other vision correction surgery-related products and equipment

  . the timing and relative size of acquisitions and affiliations with eye care professionals

   These kinds of fluctuations in quarterly operating results may make it difficult for you to assess our future results of operations and may cause a decline or volatility in our stock price.

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

  Our existing stockholders will have the ability to control our affairs and to deter a change in control and their interests in a change in control may differ from your interests

   As of March 15, 2001, our Rule 144 Affiliates and affiliated eye care professionals owned approximately 53% of the outstanding shares of our stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and to elect a sufficient number of directors to control our board of directors. Because of their relationships with us, many of these persons may have interests in a change in control that differ from your interests.

   For example, our affiliated eye care professionals may have an interest in the quality and nature of management services to be rendered following a change in control. This interest could cause them to resist a change in control that they perceive will result in new, different or less desirable management services being offered to them.

   In addition, our affiliated eye care professionals who were also stockholders as of our initial public offering in August 1999 have entered into lock-up agreements with our underwriters that subject any sale of common stock through August 18, 2001, to volume limitations. Consequently, the ownership position of our Rule 144 Affiliates and affiliated eye care professionals, as well as the contractual restrictions agreed to by our affiliated eye care professionals, may also have the effect of delaying, deterring or preventing a change in control, even if a change in control would be beneficial to you.

  50% of our total outstanding shares are restricted from resale but may be sold into the market in the future, which could cause our stock price to drop significantly

   As of March 15, 2001, there were 24,698,640 shares of our common stock outstanding. This includes the 4,600,000 shares sold in our initial public offering in August 1999, which can be resold in the public market immediately unless acquired by our affiliates, as that term is defined under the Securities Act of 1933. Our affiliated eye care professionals who were also stockholders as of our initial public offering in August 1999 have entered into lock-up agreements with the Company's underwriters that restrict their ability to sell our common stock. These lock-up agreements limit the volume of shares an affiliated eye care professional can sell until August 19, 2001. Until August 19, 2001, an affiliated eye care professional cannot, without the written consent of Credit Suisse First Boston, sell in any ninety-day period an amount greater than the lesser of 40,000 shares or 10% of the amount of common stock beneficially owned by such individual.

   As of March 15, 2001, approximately 12.3 million shares of common stock held in certificate form are subject to these lock-up agreements. There may be additional shares of common stock owned by our affiliated eye care professionals that are subject to these lock-up agreements that are held in "street name."

   As restrictions on resale end, our stock price could drop significantly if the holders of these restricted shares sell them or if the market perceives that these holders intend to sell shares. This could occur without regard to the performance of our business.

  If our common stock is delisted from the Nasdaq National Market, the liquidity, visibility and price of our common stock may decrease

   Since our initial public offering our common stock has been listed on the Nasdaq National Market (NNM). Shares of our common stock could be delisted from the NNM if we fail to satisfy the continued listing requirements of the NNM, including a minimum bid price of $1.00. If our common stock is delisted from the NNM, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. If this happens, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could further decrease the price of our common stock. In addition, delisting from the NNM might negatively impact our reputation and, as a consequence, our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate borrowings under our credit facility. On December 31, 2000, we had $26.2 million of debt outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender's published base rate plus applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information in response to this item is incorporated by reference from the "Proposal 1 -- Election of Directors," "Other Directors" and "Executive Officers" sections of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

Item 11. Executive Compensation

   The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the 2001 Proxy Statement.

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

      . Consolidated Statements of Cash Flows

      . Notes to Consolidated Financial Statements

    2. The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

      Schedule I--Rule 12-09 Valuation Reserves

    3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

     Exhibit
     Number                                         Exhibit
     -------                                        -------
       3.1+           Amended and Restated Certificate of Incorporation of the Registrant
       3.2            Amended and Restated Bylaws of the Registrant
       4.1+           Specimen stock certificate representing Common Stock
       4.2+           Registrant's Rights Agreement
      10.1++          Registrant's Amended and Restated Stock Incentive Plan
      10.2+           Registrant's Amended and Restated 1999 Stock Purchase Plan
      10.3+           Indemnification Agreement
      10.4+           Registration Rights Agreement
      10.5+           Subordinated Registration Rights Agreement
      10.6+           Employment Agreement
      10.8++          $50,000,000 Credit Agreement dated as of June 28, 2000
      10.12+*         Management Services Agreement (SureVision Eye Centers, L.L.C.)
      10.13+*         Management Services Agreement (Hunkeler Eye Centers. P.C.)
      10.15+          Registrant's 401(k) Plan
      21              Subsidiaries of the Registrant
      23              Consent of Arthur Andersen LLP

      --------
    + Incorporated by reference to the corresponding Exhibit of the Registrant's Registration Statement on Form S-1 (Reg.
       No. 333-79271).
    ++ Incorporated by reference to the corresponding Exhibit of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.
    * Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

   (b) Reports on Form 8-K:

     We did not file any reports on Form 8-K during 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board Directors of
NovaMed Eyecare, Inc.:

   We have audited the accompanying consolidated balance sheets of NOVAMED EYECARE, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaMed Eyecare, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Rule 12-09 Valuation Reserve
Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This information has been subject to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois
February 7, 2001

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      December 31, December 31,
                       ASSETS                             2000         1999
                       ------                         ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $    785     $ 1,828
  Accounts receivable, net of allowances of $17,023
   and $12,714, respectively.........................     23,287      14,501
  Due from affiliated providers, net.................        878       1,931
  Notes receivable from affiliated providers.........      3,225         342
  Inventory..........................................      3,651       3,427
  Other current assets...............................      2,263       2,113
                                                        --------     -------
    Total current assets.............................     34,089      24,142
Property and equipment, net..........................     22,536      16,065
Intangible assets, net...............................     62,205      47,852
Other assets, net....................................      2,083         193
                                                        --------     -------
    Total assets.....................................   $120,913     $88,252
                                                        ========     =======

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable...................................   $  5,432     $ 3,608
  Accrued expenses...................................      4,680       4,662
  Income taxes payable...............................        --          275
  Current maturities of long-term debt...............        249       3,617
                                                        --------     -------
    Total current liabilities........................     10,361      12,162
                                                        --------     -------
Long-term debt, net of current maturities............     26,187         196
                                                        --------     -------
Deferred income tax liability........................      1,501       1,113
                                                        --------     -------
Commitments and contingencies
Stockholders' equity:
  Series E Junior Participating Preferred Stock,
   $0.01 par value, 1,912,000 shares authorized, none
   outstanding at December 31, 2000 and 1999,
   respectively......................................        --          --
  Common stock, $0.01 par value, 81,761,465 shares
   authorized, 24,679,357 and 24,159,199 shares
   issued and outstanding at December 31, 2000 and
   1999, respectively................................        247         242
  Additional paid-in-capital.........................     77,362      74,628
  Retained earnings (deficit)........................      5,255         (89)
                                                        --------     -------
    Total stockholders' equity.......................     82,864      74,781
                                                        --------     -------
    Total liabilities and stockholders' equity.......   $120,913     $88,252
                                                        ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in thousands, except per share data)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Net revenue:
  Surgical facilities............................ $ 41,720  $ 31,223  $20,131
  Management services............................   70,759    54,321   36,053
  Product sales and other........................   23,159    15,599    7,545
                                                  --------  --------  -------
    Total net revenue............................  135,638   101,143   63,729
                                                  --------  --------  -------
Operating expenses:
  Salaries, wages and benefits...................   50,733    37,437   25,266
  Cost of sales and medical supplies.............   34,346    26,278   15,762
  Selling, general and administrative............   32,409    23,459   14,625
  Depreciation and amortization..................    7,582     4,912    3,333
  Compensation expense related to stock options..      --      2,690      --
                                                  --------  --------  -------
    Total operating expenses.....................  125,070    94,776   58,986
                                                  --------  --------  -------
    Income from operations.......................   10,568     6,367    4,743
                                                  --------  --------  -------
Other (income) expense:
  Interest expense...............................    1,915     1,513    1,546
  Interest income................................     (137)     (214)    (273)
  Minority interests in earnings of consolidated
   entities......................................      --        --       132
  Other..........................................      --        (39)     (32)
  Discount to initial public offering price upon
   the exchange of subordinated notes for common
   stock.........................................      --      2,425      --
                                                  --------  --------  -------
    Total other expense..........................    1,778     3,685    1,373
                                                  --------  --------  -------
Income before income taxes.......................    8,790     2,682    3,370
Provision for income taxes.......................    3,446     1,808    1,664
                                                  --------  --------  -------
Net income.......................................    5,344       874    1,706
Less--Accretion of Series C and Series D
 convertible preferred stock.....................      --     (2,035)    (739)
                                                  --------  --------  -------
Income (loss) available to Series A and Series B
 convertible preferred and common stockholders... $  5,344  $ (1,161) $   967
                                                  ========  ========  =======
Earnings (loss) per common share:
  Basic.......................................... $   0.22  $   0.19  $  0.07
                                                  ========  ========  =======
  Diluted........................................ $   0.21  $  (0.06) $  0.06
                                                  ========  ========  =======
Weighted average common shares outstanding:
  Basic..........................................   24,495    10,464    2,751
                                                  ========  ========  =======
  Diluted........................................   26,039    17,965   16,003
                                                  ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (Dollars and shares in thousands)

                    Series A        Series B
                    Preferred      Preferred    Common Stock                                   Treasury Stock
                  --------------  ------------  ------------ Additional              Retained  ---------------      Total
                            Par           Par           Par   Paid-In     Deferred   Earnings                   Stockholders'
                  Shares   Value  Shares Value  Shares Value  Capital   Compensation (Deficit) Shares  At Cost     Equity
                  -------  -----  ------ -----  ------ ----- ---------- ------------ --------- ------  -------  -------------
Balance,
December 31,
1997............   11,733  $ 117    400  $  4    2,748 $ 27   $18,083     $   --      $   105     (78) $  (187)    $18,149
Stock options
exercised/sold..        7    --     --    --         3    1        32         --          --      --       --           33
Redemption of
Series A
preferred stock,
net.............      --     --     --    --       --   --        (71)        --          --   (1,228)  (5,380)     (5,451)
Issuance of
Treasury stock
in conjunction
with practice
affiliations....      --     --     --    --       --   --       (89)         --          --      799    3,345       3,256
Accretion of
Series C and D
preferred
stock...........      --     --     --    --       --   --        --          --         (739)    --       --         (739)
Net income......      --     --     --    --       --   --        --          --        1,706     --       --        1,706
                  -------  -----   ----  ----   ------ ----   -------     -------     -------  ------  -------     -------
Balance,
December 31,
1998............   11,740    117    400     4    2,751   28    17,955         --        1,072    (507)  (2,222)     16,954
Common stock
issuances, net..      --     --     --    --     3,202   32    22,257         --          --      398    2,017      24,306
Conversion of
preferred stock
to common
stock...........  (11,740)  (117)  (400)   (4)  16,464  165    18,422         --          --      --       --       18,466
Conversion of
subordinated
notes to common
stock...........      --     --     --    --     1,516   15    12,110         --          --      --       --       12,125
Common stock
reacquired from
affiliates......      --     --     --    --       --   --        --          --          --     (437)  (2,179)     (2,179)
Deferred
compensation
expense.........      --     --     --    --       --   --      2,690      (2,690)        --      --       --          --
Amortization of
deferred
compensation
expense.........      --     --     --    --       --   --        --        2,690         --      --       --        2,690
Issuance of
stock in
conjunction with
affiliations and
acquisitions....      --     --     --    --        60    1       656         --          --      345    1,511       2,168
Stock options
exercised/sold..      --     --     --    --       166    1       538         --          --      201      873       1,412
Accretion of
Series C and
Series D
preferred
stock...........      --     --     --    --       --   --        --          --       (2,035)    --       --       (2,035)
Net income......      --     --     --    --       --   --        --          --          874     --       --          874
                  -------  -----   ----  ----   ------ ----   -------     -------     -------  ------  -------     -------
Balance,
December 31,
1999............      --     --     --    --    24,159  242    74,628         --          (89)    --       --       74,781
Issuance of
stock in
conjunction with
affiliations and
acquisitions....      --     --     --    --        88    1       596         --          --      --       --          597
Stock options
exercised/sold..      --     --     --    --       371    4     1,876         --          --      --       --        1,880
Shares issued--
employee stock
purchase plan...      --     --     --    --        61  --        262         --          --      --       --          262
Net income......      --     --     --    --       --   --        --          --        5,344     --       --        5,344
                  -------  -----   ----  ----   ------ ----   -------     -------     -------  ------  -------     -------
Balance,
December 31,
2000............      --   $ --     --   $--    24,679 $247   $77,362     $   --      $ 5,255     --   $   --      $82,864
                  =======  =====   ====  ====   ====== ====   =======     =======     =======  ======  =======     =======

  The accompanying notes are an integral part of this consolidated financial statement

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Amounts in thousands, except share data)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Cash flows from operating activities:
  Net income...................................... $  5,344  $    874  $ 1,706
  Adjustment to reconcile net income to net cash
   provided by operating activities, net of
   effects of purchase transactions--
    Depreciation and amortization.................    7,582     4,912    3,333
    Non-cash employee stock option compensation...      --      2,690      --
    Discount from conversion of subordinated
     exchangeable notes to common stock...........      --      2,425      --
    Deferred taxes................................      566      (631)   1,237
    Minority interests............................      --        --       (46)
    Changes in working capital items--
      Accounts receivable and due (to) from
       affiliated providers, net..................   (4,960)   (4,152)  (3,204)
      Inventory...................................     (149)   (1,251)    (374)
      Other current assets........................      302    (1,452)    (260)
      Other noncurrent assets.....................     (108)      221      (70)
      Accounts payable, accrued expenses and
       income taxes payable.......................      415    (2,636)      65
                                                   --------  --------  -------
        Net cash provided by operating
         activities...............................    8,992     1,000    2,387
                                                   --------  --------  -------
Cash flows from investing activities:
  Purchases of property and equipment.............   (9,964)   (8,744)  (4,466)
  Acquisitions of and affiliations with entities,
   net............................................  (20,069)  (10,305)  (3,649)
  Receipt (issuance) of notes receivable from(to)
   affiliated providers...........................   (3,218)      452    1,491
                                                   --------  --------  -------
        Net cash used in investing activities.....  (33,251)  (18,597)  (6,624)
                                                   --------  --------  -------
Cash flows from financing activities:
  Borrowings under revolving line of credit.......   83,534    26,600   14,735
  Payments under revolving line of credit.........  (60,550)  (31,885)  (6,250)
  Payments of subordinated debt...................      --     (2,200)  (3,700)
  Proceeds from the issuance of stock, net of
   issuance costs.................................      972    25,718    3,044
  Payments for the redemption of preferred stock,
   net of transaction costs.......................      --        --    (5,262)
  Other long-term debt and capital lease
   obligations....................................     (740)     (683)    (464)
                                                   --------  --------  -------
        Net cash provided by financing
         activities...............................   23,216    17,550    2,103
                                                   --------  --------  -------
Net decrease in cash and cash equivalents.........   (1,043)      (47)  (2,134)
Cash and cash equivalents, beginning of year......    1,828     1,875    4,009
                                                   --------  --------  -------
Cash and cash equivalents, end of year............ $    785  $  1,828  $ 1,875
                                                   ========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Description of the Business

   NovaMed Eyecare, Inc. (NovaMed) along with its wholly-owned subsidiaries (collectively, the Company), is an eye care services company engaged in the business of: (i) owning, operating and/or managing ambulatory surgery centers, laser vision correction centers, optical retail outlets, wholesale optical laboratories, and an optical products purchasing organization; (ii) providing financial, administrative, information technology, marketing and other business services to ophthalmic and optometric providers; and (iii) providing clinical and other research services to eye care device, product and pharmaceutical manufacturers. The Company operates within the United States in six core regional markets including Chicago, Illinois; Kansas City, Missouri; Louisville, Kentucky; Richmond, Virginia; St. Louis, Missouri; and the Atlanta, Georgia and Chattanooga, Tennessee metropolitan areas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

   The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of NovaMed and its wholly owned subsidiaries. The Company acquires certain net operating assets and assumes certain liabilities of physician groups (the Affiliated Professional Entities). The Company provides services, facilities and equipment to affiliated eye care professionals under long-term service agreements (SA). The Company does not consolidate the financial statements of the Affiliated Professional Entities, because it does not have a "controlling financial interest" in them as defined by EITF 97-2, "Applications of FASB Statement No. 94 and APB No. 16 to Physician Practice Management Entities and Certain Other Entities under Contractual Management Arrangements." All significant intercompany accounts and transactions have been eliminated. Certain prior year immaterial amounts have been reclassified as required by EITF 00-14 "Accounting for Certain Sales Incentives," issued in May 2000, or to conform to current year presentation.

Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase.

Due (To) From Affiliated Providers

   Amounts due (to) from affiliated providers, which are unsecured, non-interest-bearing and due on demand, include amounts owed to Affiliated Professional Entities for services performed under SAs, receivables from Affiliated Professional Entities and affiliated providers for expenses paid on their behalf and certain other receivables.

Inventory

   Inventory consists primarily of optical products such as spectacle frames and lenses as well as surgical supplies used in connection with the operation of the Company's ambulatory surgery centers (ASCs) and laser vision correction
(LVC) centers. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Property and Equipment

   Property and equipment are stated at cost or fair market value at the date of acquisition. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years for equipment, computer software, furniture and fixtures, and the lesser of the lease term or 10 years for leasehold improvements. Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets

   The Company's affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values. Because the Company does not practice medicine, maintain patient relationships, hire physicians or enter into employment agreements with the physicians, the intangible asset created in the affiliation is solely with the SA for the Affiliated Professional Entity and there are no other significant, identifiable intangible assets. In connection with the determination of the appropriate life of the SAs' identifiable intangible assets, the Company analyzes the nature of each Affiliated Professional Entity with which an SA is entered into, including the Affiliated Professional Entity's historical profitability, the number of physicians in each Affiliated Professional Entity, number of service sites, ability to recruit additional physicians, relative market position, the length of time each Affiliated Professional Entity has been in existence, and the term of the SA. Based on this evaluation, the Company's SAs are amortized over a composite period ranging between 5 and 25 years. For practices with a 25-year amortization period, the Company believes that the related physician groups are long-lived entities with an indeterminate life and that the physicians, patient demographics and customer relationships will be continuously replaced. In addition, for these practices, none of the Affiliated Professional Entities or physicians, individually, are material to the results of operations of the Company. Also, each Affiliated Practice Entity has had positive operating income and/or positive operating cash flow since the date of affiliation. The Company also has the right to require the Affiliated Professional Entity to purchase the assets (including unamortized intangible assets) and assume the liabilities and obligations of the practice upon the involuntary termination of the SA. Through December 31, 2000, there have been no involuntary terminations.

Impairment of Long-Lived Assets

   The Company reviews the carrying value of the identifiable intangible assets and goodwill at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that assets might be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the Affiliated Professional Entity or SLC's market position (including an evaluation of the regional density position created through a series of acquisitions and affiliations in a market), reputation, profitability and geographical penetration. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific Affiliated Professional Entity/ASC/LVC center/regional market position and determine if the identifiable intangible assets and/or goodwill are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of these assets to their fair value. To date, no such impairments have been incurred.

Income Taxes

   The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Statement Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

   The carrying value of all financial instruments such as accounts receivable, amounts due (to) from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's notes receivable from related parties, line of credit and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

Minority Interests

   Until November 1998, the Company owned 75% of two ASCs, and recorded the results of their operations under the consolidation method of accounting. The interests of the minority owners in the earnings of these ASCs were reflected as minority interests in the consolidated balance sheets. In November 1998, the Company purchased the remaining minority interests of two ASCs held by certain persons associated with Affiliated Professional Entities for 160,000 shares of the Company's Series A convertible preferred stock. Accordingly, the Company now owns 100% of 15 ASCs. The acquisition of the minority interests was accounted for under the purchase method of accounting.

   One of the Company's affiliated eye care professionals has the option, exercisable through November 1, 2002, to acquire up to a 25% interest in one of our ASCs.

Revenue Recognition

 Surgical Facilities

   Revenue in the Company's ASCs and LVC centers is based on fees charged to patients, third-party payors or others for use of the facilities and relate primarily to cataract, laser vision correction and other surgery procedures. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor's facility. ASC and LVC center revenue is net of contractual adjustments and a provision for doubtful accounts. Although the Company does not separately track contractual adjustments and provisions for doubtful accounts, management believes that the amounts related to bad debts are immaterial for all periods presented. This revenue is recognized by the Company and is not subject to SAs.

 Management Services

   The Company generally acquires certain net operating assets and assumes certain liabilities of its Affiliated Professional Entities. The Company provides services, facilities and equipment to affiliated eye care professionals under the SAs. Each of the SAs is generally for a 40-year term and requires the Company to provide all of the business, administrative and financial services necessary to operate the eye care clinics and optical dispensaries.

   The SAs provide that the Affiliated Professional Entities retain sole and exclusive control over the dispensing of all medical and other professional services to their patients. The SAs also provide that the Affiliated Professional Entities retain control over all decisions relating to the selecting, hiring, compensating and terminating of eye care professionals; retain control over all corporate governance decisions and other internal matters affecting the operation of their legal entities; and employ or otherwise retain a sufficient number of ophthalmologists and optometrists to provide professional eye care services to their patients.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   Under the SAs, the Company is generally required to pay all expenses incurred in connection with the business and medical operations of the eye care clinics and optical dispensaries, except for the salaries and benefits of those eye care professionals who have an ownership interest in the professional entity employing them. The Affiliated Professional Entities then reimburse the Company on a monthly basis for those expenses that are paid on the Affiliated Professional Entities' behalf.

   In addition to being reimbursed for eye care clinic and optical dispensary overhead, the Company is paid a monthly fee for its services. This fee is generally based on a fixed monthly amount established in an annual budget that the Company negotiates each year with its Affiliated Professional Entities. If the revenue or expenses of the eye care clinics and retail optical outlets in any month vary from the budget for that month, then the fee is adjusted to reflect the actual results of the eye care clinics and retail optical outlets. There are no limitations on the amount of these fee adjustments. On average, the fees paid to the Company in 2000 represented approximately 32.9% of the earnings before interest and taxes of the Affiliated Professional Entities, compared to 36.6% and 35.5% in 1999 and 1998, respectively.

   The SAs are generally not terminable by the Affiliated Professional Entities unless a court makes a final determination that the Company has breached a material fiduciary duty owed to the eye care professionals, or that the Company has misappropriated or misapplied funds of the eye care professionals. The Company generally can not terminate the SAs unless one or a group of Affiliated Professionals loses their medical license; the professional entity loses its Medicare provider number or ability to treat Medicare patients; the professional entity is dissolved or goes bankrupt; or the affiliated eye care professionals default in the performance of any of their material duties.

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

   For the years ended December 31, 2000, 1999 and 1998, management services revenue was as follows (in thousands):

                                                   Years Ended December 31,
                                                   --------------------------
                                                     2000     1999     1998
                                                   --------  -------  -------
      Net revenue of the Affiliated Professional
       Entities................................... $ 82,973  $65,098  $46,285
      Less--amounts retained by Affiliated
       Professional Entities......................  (12,214) (10,777) (10,232)
                                                   --------  -------  -------
                                                   $ 70,759  $54,321  $36,053
                                                   ========  =======  =======

   For the years ended December 31, 2000, 1999 and 1998, the management services revenue of one Affiliated Professional Entity accounted for 12.8%, 15.4% and 15.4% of total net revenue, respectively. Another Affiliated Professional Entity, created during 1999 from a combination of a group of our affiliated practices, accounted for 11.5% and 8.6% of total net revenue in the years ended December 31, 2000 and 1999, respectively.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

 Product Sales and Other

   Through 1998, product sales consisted solely of revenue from our optical products purchasing organization (the Alliance). The Alliance negotiates volume buying discounts with optical products manufacturers. Products are sold to both affiliated and non-affiliated ophthalmologists and optometrists. All sales to affiliated ophthalmologists and optometrists are eliminated in consolidation. Most of the products are shipped directly from the manufacturer to the customer. Revenue is recognized, net of an allowance for returns, based on the amount billed to the customer and is recorded upon receipt of the invoice from the manufacturer or the shipping date if shipped from the Alliance. In January 1999, the Company acquired a wholesale optical laboratory, Midwest Uncuts, Inc., which manufactures and distributes corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists (see Note
5). The Company's wholesale optical laboratory recognizes revenue when product is shipped, net of an allowance for returns. In May 2000, the Company acquired a producer of sales and marketing products and services; revenue is recognized when the product is shipped or service rendered.

Cost of Sales and Medical Supplies

   Cost of sales and medical supplies includes the cost of optical products such as frames, optical lenses, contact lenses and medical supplies.

Stock Compensation

   In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to measure compensation costs related to awards of stock based compensation using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method. See Note 14 for the pro forma disclosures of the effect on net income (loss) and earnings (loss) per share.

Concentration of Credit Risk

   For the years ended December 31, 2000, 1999 and 1998, approximately 26%, 38% and 49%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

3. UNAUDITED PRO FORMA INFORMATION

   In connection with the Company's Initial Public Offering in August 1999 ("IPO"), certain noncash, nonrecurring charges were recorded in the accompanying 1999 and 1998 consolidated statements of operations.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

The following unaudited pro forma summary presents the results of operations as if the events described more fully in the notes below had occurred at the beginning of the periods presented (amounts in thousands, except per share data):

                                                              Years ended
                                                             December 31,
                                                            ----------------
                                                             1999     1998
                                                            -------  -------
      Income (loss) available to Series A and Series B
       convertible preferred and common stockholders ...... $(1,161) $   967
      Eliminate compensation expense related to stock
       options (a).........................................   2,690      --
      Eliminate discount to IPO price upon the exchange of
       subordinated notes for common stock (b).............   2,425      --
      Eliminate preferred stock accretion upon conversion
       to common stock (c).................................   2,035      739
      Eliminate interest expense upon debt conversion to
       common
       stock (d)...........................................     400      800
      Related income tax benefit...........................  (1,866)    (395)
                                                            -------  -------
      Pro forma net income................................. $ 4,523  $ 2,111
                                                            =======  =======
      Pro forma earnings per diluted common share.......... $  0.20  $  0.10
                                                            =======  =======
      Pro forma weighted average diluted shares
       outstanding.........................................  22,476   21,649
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

4. EARNINGS (LOSS) PER COMMON SHARE

   Prior to the Company's IPO, the Company had multiple classes of convertible preferred stock outstanding. Upon the completion of the IPO, all outstanding classes of preferred stock converted into common stock of the Company. In addition, $9.7 million of subordinated exchangeable promissory notes were exchanged into 1,516,000 shares of common stock. For the computation of earnings per share, the Series A and Series B Preferred Stock was assumed to be outstanding through the IPO date of August 18, 1999.

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

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   For 1999 and 1998, total earnings were allocated to each class of stock based upon the weighted average shares outstanding for each class as a percentage of total weighted average shares outstanding.

   Earnings (loss) per common share is calculated as follows (amounts in thousands, except per share data):

                                                      Years Ended December 31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- --------  -------
   Income (loss) available to Series A and B
    convertible preferred and common stockholders.... $ 5,344 $ (1,161) $   967
   Income (loss) allocated to preferred
    stockholders.....................................     --    (3,130)     784
                                                      ------- --------  -------
   Income available to common stockholders--basic.... $ 5,344 $  1,969  $   183
                                                      ======= ========  =======
   Income (loss) available to common stockholders--
    diluted.......................................... $ 5,344 $ (1,161) $   967
                                                      ======= ========  =======
   Basic weighted average number of common shares
    outstanding......................................  24,495   10,464    2,751
   Weighted average number of common shares issuable
    upon the conversion of dilutive preferred
    shares...........................................     --     7,501   11,780
   Effect of dilutive securities--stock options......   1,544      --     1,472
                                                      ------- --------  -------
   Diluted weighted average number of shares
    outstanding......................................  26,039   17,965   16,003
                                                      ------- --------  -------
   Earnings (loss) per common share:
     Basic........................................... $  0.22 $   0.19  $  0.07
                                                      ======= ========  =======
     Diluted......................................... $  0.21 $  (0.06) $  0.06
                                                      ======= ========  =======

   The following items are not included in diluted earnings per share calculation since their effects are anti-dilutive (in thousands):

                                                               2000 1999  1998
                                                               ---- ----- -----
      Subordinated exchangeable promissory notes.............. --   1,135 4,714
      Series C and Series D convertible preferred stock....... --   2,713 4,130
      Stock options........................................... --   1,799   --

5. AFFILIATIONS AND ACQUISITIONS

   The Company generally acquires certain net assets of Affiliated Professional Entities and LVC centers and the entire operations of the ASCs. In addition, the Company acquires the right to provide services to Affiliated Professional Entities. The following represents the significant practice affiliations occurring in 2000, 1999 and 1998:

                                                     Effective
   Affiliated Professional Entity                      Date         Location
   ------------------------------                    ---------      --------
   2000
     Richard H. Blue (2).......................... January 2000  Athens, GA
     Atlanta Eye Surgery Group (1)................ August 2000   Atlanta, GA
     SureVision Surgery Center (1)................ August 2000   Columbus, GA
     Omni Eye Services............................ November 2000 Atlanta, GA and
                                                                 Chattanooga, TN
   1999:
     Eye Healthcare Associates.................... November 1999 St. Louis, MO
     Young Eye Clinic (1)......................... December 1999 St. Joseph, MO
     Pomerance Eye Center (1)..................... December 1999 Chattanooga, TN
   1998:
     Eyecare Midwest.............................. July 1998     Kansas City, MO

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

--------
(1) Affiliation includes ASC(s)
(2) Affiliation includes LVC center(s)

   The acquisitions of nonmedical operating assets and liabilities have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible assets acquired and liabilities assumed based on the estimated fair values at the dates of acquisition. The following is an allocation of purchase price for the acquisitions completed during the years 2000, 1999 and 1998 (in thousands):

                                                       2000     1999    1998
                                                      -------  ------  ------
      Intangible assets.............................. $13,313  $8,856  $6,920
      Total assets acquired (liabilities assumed),
       net...........................................   1,584  (1,993)    (15)
                                                      -------  ------  ------
          Total purchase.............................  14,897   6,863   6,905
      Less--
        Fair value of stock issued...................     (74) (1,073) (3,256)
        Notes issued.................................     --     (550)    --
                                                      -------  ------  ------
          Cash purchase price........................ $14,823  $5,240  $3,649
                                                      =======  ======  ======

   In May 2000, the Company acquired a producer of sales and marketing products and services. In January 1999, the Company acquired Midwest Uncuts, Inc., a wholesale optical laboratory with two manufacturing locations, from a related party (See Note 16). The aforementioned transactions were accounted for by the purchase method of accounting and the results of operations are included in the consolidated financial statements since the date of acquisition.

6. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                2000     1999
                                                              --------  -------
      Equipment.............................................. $ 23,196  $15,780
      Equipment under capital lease obligations..............    1,039    1,039
      Computer software......................................    2,696    2,059
      Furniture and fixtures.................................    1,988    1,070
      Leasehold improvements.................................    5,317    2,745
                                                              --------  -------
                                                                34,236   22,693
      Less--Accumulated depreciation and amortization........  (11,700)  (6,628)
                                                              --------  -------
                                                              $ 22,536  $16,065
                                                              ========  =======

   Depreciation and amortization expense for property and equipment in 2000, 1999 and 1998 was approximately $5.1 million, $3.1 million and $1.9 million, respectively.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

7. INTANGIBLE ASSETS

   Intangible assets consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                 Amortization
                                                    Period      2000     1999
                                                 ------------ --------  -------
      SAs and goodwill..........................  5-25 Years  $ 68,964  $52,112
      Less--Accumulated amortization............                (6,759)  (4,260)
                                                              --------  -------
                                                              $ 62,205  $47,852
                                                              ========  =======

   Amortization expense for intangible assets in 2000, 1999 and 1998 was approximately $2.5 million, $1.8 million and $1.4 million, respectively. Effective January 1, 1998, the Company reduced the maximum useful life of the costs associated with affiliations under the SAs from 32 years to 25 years. This change was made to conform the Company's policy with that adopted by other health care services and facilities companies during 1998 and to better represent the useful lives of the SAs. The change in the estimated useful life was treated on a prospective basis and increased 1998 amortization expense by $250,000.

8. ACCRUED EXPENSES

   Accrued expenses consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                                   2000   1999
                                                                  ------ ------
      Accrued payroll and related benefits....................... $2,390 $2,113
      Accrued interest...........................................    715     83
      Accrued other..............................................  1,575  2,466
                                                                  ------ ------
                                                                  $4,680 $4,662
                                                                  ====== ======

9. INCOME TAXES

   The provision for income tax expenses consists of the following for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                            2000   1999    1998
                                                           ------ ------  ------
      Current
        Federal........................................... $2,498 $2,094  $  366
        State.............................................    382    345      61
                                                           ------ ------  ------
      Deferred............................................  2,880  2,439     427
                                                           ------ ------  ------
        Federal...........................................    539   (542)  1,062
        State.............................................     27    (89)    175
                                                           ------ ------  ------
                                                              566   (631)  1,237
                                                           ------ ------  ------
                                                           $3,446 $1,808  $1,664
                                                           ====== ======  ======

   The reason for the differences between the income tax expense and the amounts calculated using the U.S. statutory rate of 34% were as follows (in thousands):

                                                           2000   1999    1998
                                                          ------ ------  ------
      Tax expense at U.S. statutory rate................. $2,989 $  912  $1,146
      Intangible asset amortization......................    438    435     283
      State taxes, net...................................    413    150     235
      Discount on conversion of notes....................    --     459     --
      Other..............................................  (394)   (148)    --
                                                          ------ ------  ------
          Provision for income taxes..................... $3,446 $1,808  $1,664
                                                          ====== ======  ======

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   Deferred tax assets (liabilities) are comprised of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000     1999
                                                             --------  -------
      Current deferred tax assets (liabilities)
        Compensation expense................................ $    341  $   216
        Receivable allowances...............................      232      208
        Prepaid expense.....................................     (587)    (568)
        Other...............................................       93      (24)
                                                             --------  -------
                                                                   79     (168)
                                                             --------  -------
      Long-term deferred tax assets (liabilities)
        Depreciation and amortization.......................   (2,262)  (1,769)
        Acquisitions........................................     (113)    (705)
        Compensation expense related to stock options.......      522    1,067
        Discount on conversion of notes.....................      363      416
        Other...............................................      (11)    (122)
                                                             --------  -------
                                                              (1,501)   (1,113)
                                                             --------  -------
                                                             $(1,422)  $(1,281)
                                                             ========  =======

   The Company paid $2.1 million, $2.8 million and $594,000 for income taxes in 2000, 1999 and 1998, respectively.

10. LONG-TERM DEBT

   Long-term debt consists of the following as of December 31, 2000 and 1999 (in thousands):

                                                                2000     1999
                                                               -------  -------
      Revolving line of credit................................ $26,184  $ 3,200
      Other...................................................     252      613
                                                               -------  -------
                                                                26,436    3,813
      Less--Current maturities of long-term debt..............    (249)  (3,617)
                                                               -------  -------
                                                               $26,187  $   196
                                                               =======  =======

Subordinated Exchangeable Promissory Notes

   The Company issued subordinated exchangeable promissory notes (the Notes) in connection with the acquisition of certain net assets of Affiliated Professional Entities and certain ASCs, and the right to provide services to Affiliated Professional Entities. In connection with the IPO, $9.7 million of subordinated exchangeable promissory notes were exchanged for 1.5 million shares of the Company's common stock at an exchange ratio of $1.00 worth of common stock, based upon the initial public offering price, for each $0.80 of outstanding principal on the Notes. The Company recorded the difference between the value of the common stock and the Notes as a non-recurring, non-cash expense. Accordingly, the Company recorded additional interest expense of $2.4 million related to the discount on the exchange of the Notes. During 1999, the Company retired the remaining $2.2 million of the Notes.

   As disclosed in our prospectus filed with the Securities and Exchange Commission on August 18, 1999, in connection with the exchange of $9.7 million of our subordinated exchangeable promissory notes resulting

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
from our IPO, we agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of our common stock received in the exchange which they still owned as of April 1, 2000. In accordance with these agreements, the Company loaned $2.7 million to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of our common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of our common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of our common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. The tax loans are payable by the debtors upon our demand for payment. Currently, we intend to allow the debtors to repay these loans as they dispose of their shares of our common stock. We also have agreed to reimburse these debtors on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

Revolving Credit Facility

   On June 28, 2000, the Company replaced its $35 million revolving credit agreement with a new, three-year, $50 million revolving credit agreement. Interest on borrowings under the new credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 8.6% for the twelve months ended December 31, 2000. The new credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of December 31, 2000, we were in compliance with all our credit agreement covenants.

Interest Expense

   The Company paid $1.2 million, $1.9 million and $1.4 million for interest and commitment fees during 2000, 1999 and 1998, respectively. Interest on funds used to finance construction of significant additions to property and equipment is capitalized and amortized over the remaining life of the asset. During the year ended December 31, 2000, $37,300 of interest was capitalized. No interest was capitalized in the years ended December 31, 1999 or 1998.

11. OPERATING LEASES

   The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options of five-year periods. At December 31, 2000, minimum annual rental commitments under operating leases with terms in excess of one year are as follows (in thousands):

             2001............................. $ 6,616
             2002.............................   6,072
             2003.............................   5,565
             2004.............................   4,717
             2005 and thereafter..............   8,080
                                               -------
               Total minimum lease payments... $31,050
                                               =======

   Rent expense related to operating leases amounted to approximately $8.1 million, $5.2 million and $3.6 million during 2000, 1999 and 1998, respectively.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES

Litigation

   The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Professional Liability Risk

   The Company maintains third party professional liability insurance for its ASCs and business activities and procures insurance for its Affiliated Professional Entities through a third-party insurer. Although the Company believes that this insurance is adequate as to the amounts at risk, there can be no assurance that any claim asserted against the Company will not exceed the coverage limits of such insurance.

Insurance

   The Company and the Affiliated Professional Entities are insured with respect to medical malpractice risks on a claims-made basis. Management is not aware of any claims against the Company or the Affiliated Professional Entities that might have a material impact on the Company's financial position or results of operations.

Purchase Commitments

   Effective March 1, 2001, the Company entered into a new five-year medical supply agreement which amended and superseded the Company's existing agreement. As of March 15, 2001, the Company has commitments to pay up to approximately $1.4 million annually during the five-year term. The minimum commitment will increase as additional laser systems are deployed.

   On June 15, 2000, the Company entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller (the "Contingencies"). Certain of these Contingencies were satisfied in 2000 with respect to one of the ASCs, which the Company acquired in December 2000. Upon the resolution of the Contingencies affecting the other ASC and other conditions to closing, which could occur as early as May 1, 2001, the Company will be required to purchase the other ASC for approximately $9.3 million in cash consideration. The Company may elect to fund up to approximately $2.3 million of this purchase price in the form of the Company's common stock. This transaction is excluded from the acquisition limitations of the new Credit Agreement discussed above.

13. STOCKHOLDERS' EQUITY

   NovaMed was incorporated in November 1996. In conjunction with a recapitalization on December 20, 1996 (the Recapitalization), NovaMed issued 11,584,000 shares of Series A convertible preferred stock, par value $.01 per share (Series A Stock), to replace previously granted 5,792 units of NovaMed LLC. In addition, the Company issued options to purchase 1,528,000 shares of Series A Stock in exchange for options to purchase 764 units of NovaMed LLC.

   Contemporaneous with the Recapitalization, NovaMed issued 400,000 shares of Series B convertible preferred stock, par value $.01 per share (Series B Stock), for $2.50 per share; 2,000,000 shares of Series C convertible preferred stock, par value $.01 per share (Series C Stock), for $3.00 per share; and warrants to

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
purchase an aggregate of 684,932 shares of Series D convertible preferred stock, par value $.01 per share (Series D Stock), at $4.38 per share. The warrant to purchase the Series D stock was exercised in April 1998. In addition, in connection with the Company's IPO, Series A Stock, Series B Stock, Series C Stock and Series D Stock converted into common stock on a share-for-share basis. Following conversion of the outstanding preferred stock into common stock at the IPO, the Series A, B, C and D convertible preferred stock were eliminated or canceled and these shares are not available for reissuance.

   On August 18, 1999, the Company sold 3,000,000 new shares of common stock in an initial public offering at a price of $8.00 per share. Net proceeds were approximately $20.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, the underwriters exercised their over-allotment option on September 1, 1999, to acquire additional 600,000 shares of the Company's common stock at $8.00 per share, contributing $4.5 million of additional net proceeds.

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

   Although the Company had not obtained an independent appraisal, it had estimated the potential future redemption value based upon various transactions with third parties and through comparison to comparable publicly traded companies. Based upon the estimates the Company recorded accretion of $2.0 million and $739,000 to increase the carrying value of the Senior Preferred Stock to the date of the IPO in 1999 and for the year ended December 31, 1998. In connection with the Company's IPO, the Senior Preferred Stock converted into common stock thereby eliminating the need for future accretion.

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

   Upon the occurrence of certain events, each right holder will be entitled to receive shares of common stock, or in specified circumstances other assets having a value of two times the purchase price of the right. Additionally, the Board of Directors may exchange the rights, in whole or in part, without additional payment, for shares of common stock at an exchange ratio defined in the agreement. At any time prior to certain events, the Board of Directors may redeem all, but not less than all, of the rights at a redemption price of $.01 per right.

14. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

   The Company maintains a voluntary savings plan (the Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage of up to 15% of their compensation. The Plan provides for the Company to match 50% of the employee's contributions on the first 3% of salary contributed by each employee. The Company's matching contributions approximated $362,000, $251,000 and $136,000 for 2000, 1999 and 1998, respectively.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Employee Stock Purchase Plan

   The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. Approximately 61,500 shares were purchased during 2000. The plan began on October 1, 1999 and, accordingly, no shares were purchased during 1999. At December 31, 2000, 338,500 shares were reserved for future issuance.

Stock Option Plans

   The Company is authorized to issue up to 7,751,800 shares of its common stock, par value $.01 per share. Authorized options for common stock under the Plan are generally exercisable over a four-year period with vesting beginning six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for Common Stock options is 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

   The Company grants stock options to employees and nonemployee members of the Company's Board of Directors. Pursuant to Accounting Principles Board No. 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended December 31, 2000 and 1998, the Company did not recognize any stock based compensation expense. During July, 1999, the Company fully vested all options granted from February 1, 1999 through July 23, 1999, contingent on the completion of the IPO. The Company had issued options to purchase 1,050,800 shares of common stock during this time period. Accordingly, the Company recorded $1.6 million, net of tax, as compensation expense during 1999 related to those options which became fully vested on the date of the IPO.

   In addition, the Company has granted stock options to physicians employed by Affiliated Professional Entities. The physicians reimburse the Company in full for the compensation recorded upon the granting of these options, which is equal to their estimated fair market value on the date of the grant as determined by the Black-Scholes option-pricing model.

   The following table summarizes the activity in the stock option plan:

                                                                    Weighted
                                          Options    Price Per      Average
                                        Outstanding    Share     Exercise Price
                                        ----------- ------------ --------------
      Balance at December 31, 1997.....  3,143,416  $1.25-$ 4.38     $1.81
        Granted........................  1,129,000  $3.50-$ 6.00     $4.53
        Exercised......................     (7,388) $1.25-$ 2.50     $1.93
        Canceled.......................   (122,028) $1.25-$ 3.85     $2.05
                                         ---------
      Balance at December 31, 1998.....  4,143,000  $1.25-$ 6.00     $2.55
        Granted........................  1,343,850  $4.38-$10.80     $6.69
        Exercised......................   (367,562) $1.25-$ 9.00     $2.93
        Canceled.......................   (111,053) $1.25-$10.80     $4.48
                                         ---------
      Balance at December 31, 1999.....  5,008,235  $1.25-$10.80     $3.52
        Granted........................  1,610,350  $1.06-$14.94     $8.26
        Exercised......................   (372,231) $1.25-$10.00     $1.91
        Canceled.......................   (764,912) $1.88-$13.44     $7.37
                                         ---------
      Balance at December 31, 2000 ....  5,481,442                   $4.53
                                         =========                   =====

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The weighted average fair value of options granted in 2000 was $6.70 per share.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                          Options Outstanding       Options Exercisable
                    ------------------------------- --------------------
        Range of        Number             Average    Number    Average
        Exercise    Outstanding at Average Exercise Exercisable Exercise
         Prices        12/31/00     Life    Price   at 12/31/00  Price
        --------    -------------- ------- -------- ----------- --------
      $ 1.06- 1.56    1,036,500      6.4    $ 1.24     689,000   $ 1.25
      $ 1.69- 2.50    1,753,274      6.0      2.02   1,538,473     2.01
      $ 3.00- 4.38      626,849      7.0      3,79     430,409     3.76
      $ 5.00- 7.25      956,000      7.9      5.63     670,510     5.46
      $ 7.94-10.80      403,800      8.8      9.15     214,252     9.59
      $12.00-14.94      705,019      9.1     12.15     139,760    12.14
      ------------    ---------      ---    ------   ---------   ------
      $ 1.06-14.94    5,481,442      7.1    $ 4.53   3,682,404   $ 3.53
      ============    =========      ===    ======   =========   ======

   The Company believes the exercise price of stock options granted prior to the IPO, approximated or exceeded the fair value of the applicable class of stock at the date of grant based on the pricing of transactions involving the preferred stock as discussed in Note 13, and the Company's financial condition at the date of grant. Following the IPO, options have been granted with exercise prices which are either equal to or above the market value of the stock on the date of grant.

   The following summarizes the pro forma effect on net income (loss) if the fair values of stock based compensation had been recognized in the year presented as compensation expense on a straight-line basis over the vesting period of the grant (in thousands, except per share data):

                                                          2000   1999    1998
                                                         ------ -------  ----
      Net income (loss) available to common
       stockholders..................................... $3,648 $(3,507) $578
      Earnings (loss) per common share:
        Basic........................................... $  .15 $   .04  $.04
        Diluted......................................... $  .14 $  (.20) $.04

   The fair value of these options was estimated using the Black-Scholes option-pricing model for 2000 and 1999 and the minimum value method in 1998 with the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
      Expected option life in years...........................    4  4.92    10
      Risk-free interest rate................................. 5.93% 5.22% 6.06%
      Dividend yield..........................................  --    --    --
      Expected volatility..................................... .950  .850   N/A

15. OPERATING SEGMENTS

   During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

     Surgical facilities. Surgical facilities include the results of operations from owning, managing and operating ASCs, LVC centers, and fixed site laser services agreements.

     Management services. Management services include medical services provided to patients, the sale of optical products and research.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

     Product sales. Product sales include the Alliance, the Company's optical products purchasing organization, Midwest Uncuts, Inc., a wholesale optical laboratory, and beginning in May 2000, a producer of marketing products and services.

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

   The Company evaluates the performance of its segments based on EBT and cash flow (EBITDA). Segment EBT includes all revenue and expenses directly attributable to the segment except amortization of intangible assets and excludes certain expenses that are managed outside the reportable segment. Items excluded from the segment EBT primarily consist of corporate expenses for salaries, wages and benefits, general and administrative, interest on debt, and amortization of intangible assets. Segment EBITDA includes earnings before interest, taxes, depreciation and amortization.

   The Company excludes intercompany transfers for management reporting purposes, as they have no effect on the EBT of the individual segments. Segment identifiable assets include accounts receivable, inventory, other current assets and long-lived assets of the segment. Corporate identifiable assets represent all other assets of the Company including cash and cash equivalents, corporate other current assets, and corporate long-lived assets, which include property and equipment, notes receivable, intangible assets, and other long-term assets. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical.

                          Surgical  Management Product
                         Facilities  Services   Sales   Corporate  Eliminations  Total
                         ---------- ---------- -------  ---------  ------------ --------
                                                (In thousands)
2000--
  Net revenue...........  $41,720    $82,973   $23,159  $    --      $(12,214)  $135,638
  Earnings before
   taxes................   17,107      6,519     2,551   (17,387)         --       8,790
  Depreciation and
   amortization.........    1,575      1,448       207     4,352          --       7,582
  Interest (income).....      --         (18)      (13)     (106)         --        (137)
  Interest expense......        2          9       --      1,904          --       1,915
  Identifiable assets...   14,157     22,526     5,157    79,073          --     120,913
                          =======    =======   =======  ========     ========   ========
1999--
  Net revenue...........  $31,223    $65,098   $15,599  $    --      $(10,777)  $101,143
  Earnings before
   taxes................   12,588      6,185     1,483   (17,574)         --       2,682
  Depreciation and
   amortization.........      920      1,142       142     2,708          --       4,912
  Interest (income).....      --         (18)      (31)     (165)         --        (214)
  Interest expense......        2          3         1     1,507          --       1,513
  Identifiable assets...   10,273     15,601     3,329    59,049          --      88,252
                          =======    =======   =======  ========     ========   ========
1998--
  Net revenue...........  $20,131    $46,285   $ 7,545  $    --      $(10,232)  $ 63,729
  Earnings before
   taxes................    7,181      5,707       546   (10,064)         --       3,370
  Depreciation and
   amortization.........      563        874         5     1,891          --       3,333
  Interest (income).....      --         (14)      (11)     (248)         --        (273)
  Interest expense......        1         17         1     1,527          --       1,546
  Identifiable assets...    7,236     12,120     1,301    42,022          --      62,679
                          =======    =======   =======  ========     ========   ========

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The Company has no revenues attributed to customers outside of the United States and no assets located in foreign countries.

16. RELATED-PARTY TRANSACTIONS

Facility Rent

   The Company leases facility space from various related parties, which include affiliated providers. Rent expense on related-party operating leases amounted to approximately $2.1 million, $1.6 million and $1.5 million during 2000, 1999 and 1998, respectively.

Notes Receivable

   The Company holds notes receivable of $3.2 million from physicians affiliated with the Company. This includes $2.7 million of noninterest bearing tax loans issued in connection with the IPO (See Note 10). The remainder of the loans bear interest rates between 9.0-9.5%, are secured against future services, and are either payable upon demand of the Company or within a prescribed term.

Acquisition of Midwest Uncuts, Inc.

   Effective January 1, 1999, the Company acquired all of the issued and outstanding shares of Midwest Uncuts, Inc. in exchange for $4.6 million in net cash and 250,000 shares of Series A convertible preferred stock. The stockholders were Mr. and Mrs. John P. Winjum, the parents of the Company's Chairman of the Board, President and Chief Executive Officer. Prior to this acquisition, the Company had retained Midwest Uncuts, Inc., to finish and surface lenses on a purchase order basis on market terms. The Company made payments of approximately $982,000 during 1998, to Midwest Uncuts for services provided under the purchase order.

Other

   The Company receives professional services from a firm that employs a director of the Company. Total payments for services received during 2000, 1999 and 1998 were approximately $617,000, $1.8 million, and $422,000, respectively.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA (Unaudited)

   Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands except per share data):

                                                         Quarter
                                             ----------------------------------
                                              First   Second    Third   Fourth
                                             -------  -------  -------  -------
2000
  Net revenue............................... $31,616  $34,094  $35,079  $34,849
  Income from operations....................   2,736    2,838    2,713    2,281
  Net income................................   1,478    1,458    1,157    1,251
  Basic earnings per share..................     .06      .06      .05      .05
  Diluted earnings per share................     .06      .06      .05      .05
1999--Actual
  Net revenue............................... $21,026  $23,836  $26,474  $29,807
  Income from operations....................     975    2,006      273    3,113
  Net income (loss).........................     258      814   (1,917)   1,719
  Basic earnings per share..................    (.02)    (.15)     .05      .07
  Diluted earnings per share................    (.02)    (.15)    (.09)     .07
1999--Proforma (1)
  Income from operations....................   1,032    2,167    2,745    3,113
  Net income................................     400    1,049    1,355    1,719
  Diluted earnings per share................     .02      .04      .06      .07

--------
(1) In connection with the Company's IPO, certain noncash, nonrecurring charges were recorded in 1999. The proforma data presented excludes the effect of these items. See Note 3.

                                                                      SCHEDULE I

                             NOVAMED EYECARE, INC.

                         RULE 12-09 VALUATION RESERVES

                                   (in 000's)

                                   Balance at Charged to            Balance at
Allowance for contractual          beginning  costs and               end of
adjustments and bad debt           of period   expenses  Deductions   period
-------------------------          ---------- ---------- ---------- ----------
1998..............................  $ 6,994    $40,647    $(37,294)  $10,347
                                    =======    =======    ========   =======
1999..............................  $10,347    $56,536    $(54,169)  $12,714
                                    =======    =======    ========   =======
2000..............................  $12,714    $76,760    $(72,451)  $17,023
                                    =======    =======    ========   =======

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2001.

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

       /s/ Ronald G. Eidell             Executive Vice President, Chief
______________________________________   Financial Officer and Secretary
           Ronald G. Eidell              (Principal Financial Officer)

        /s/ Robert L. Hiatt             Vice President Finance (Principal
______________________________________   Accounting Officer)
           Robert L. Hiatt

    /s/ John D. Hunkeler, M.D.          National Medical Director and Director
______________________________________
        John D. Hunkeler, M.D.

        /s/ R. Judd Jessup              Director
______________________________________
            R. Judd Jessup

      /s/ Scott H. Kirk, M.D.           Director
______________________________________
         Scott H. Kirk, M.D.

     /s/ Steven V. Napolitano           Director
______________________________________
         Steven V. Napolitano

      /s/ C.A. Lance Piccolo            Director
______________________________________
          C.A. Lance Piccolo

   /s/ Douglas P. Williams, M.D.        Director
______________________________________
      Douglas P. Williams, M.D.