Form 10-Q
period 2001-03-31
NOVAMED EYECARE INC
filed 2001-05-15
CIK 1086939

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


                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 9, 2001, there were outstanding 24,803,464 shares of the registrant's common stock, par value $.01 per share.



================================================================================

                             NOVAMED EYECARE, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2001
                                     INDEX


          PART OR ITEM                                                                       PAGE
Part I.   FINANCIAL STATEMENTS                                                                  3
Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets - March 31, 2001 and December 31,
          2000                                                                                  3
          Condensed Consolidated Statements of Operations - Three months
          ended March 31, 2001 and 2000                                                         4
          Condensed Consolidated Statements of Cash Flows - Three months ended March
          31, 2001 and 2000                                                                     5
          Notes to the Interim Condensed Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                            8

Part II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                                     11
          Signatures                                                                           12

Part I
------
Item 1.

                                NOVAMED EYECARE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands, except per share data)


                                                                       March 31,         December 31,
                                                                          2001               2000
                                                                   ----------------   ----------------
ASSETS                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                             $   2,035          $     785
    Accounts receivable, net                                                 25,079             23,287
    Due from affiliated providers, net                                        1,272                878
    Notes receivable from affiliated providers                                3,010              3,225
    Inventory                                                                 3,125              3,651
    Other current assets                                                      2,333              2,263
                                                                   ----------------   ----------------
      Total current assets                                                   36,854             34,089
Property and equipment, net                                                  21,853             22,536
Intangible assets, net                                                       61,523             62,205
Other assets, net                                                             2,749              2,083
                                                                   ----------------   ----------------
      Total assets                                                        $ 122,979          $ 120,913
                                                                   ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   5,184          $   5,432
    Accrued expenses                                                          4,798              4,680
    Income taxes payable                                                        682                 --
    Current maturities of long-term debt                                        589                249
                                                                   ----------------   ----------------
      Total current liabilities                                              11,253             10,361
                                                                   ----------------   ----------------
Long-term debt, net of current maturities                                    25,964             26,187
                                                                   ----------------   ----------------
Deferred income tax liability                                                 1,501              1,501
                                                                   ----------------   ----------------

Commitments and contingencies
Stockholders' equity:
    Series E junior participating preferred stock ($.01 par value,
    1,912,000 shares authorized, none outstanding at March 31,
    2001 and December 31, 2000, respectively)                                    --                 --
    Common stock ($.01 par value, 81,761,465 shares authorized,
     24,803,464 and 24,679,357 shares outstanding at March 31, 2001
     and December 31, 2000, respectively)                                       248                247
    Additional paid-in capital                                               77,570             77,362
    Retained earnings                                                         6,443              5,255
                                                                   ----------------   ----------------
      Total stockholders' equity                                             84,261             82,864
                                                                   ----------------   ----------------
      Total liabilities and stockholders' equity                          $ 122,979          $ 120,913
                                                                   ================   ================

      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                              NOVAMED EYECARE, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Amounts in thousands, except per share data; unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                    -----------------------------------------
                                                                                  2001                   2000
                                                                    ------------------     ------------------
Net revenue:
 Surgical facilities                                                      $     10,657           $     10,019
 Management services                                                            19,360                 16,622
 Product sales and other                                                         6,861                  4,975
                                                                    ------------------     ------------------
   Total net revenue                                                            36,878                 31,616
                                                                    ------------------     ------------------

Operating expenses:
 Salaries, wages and benefits                                                   14,016                 11,778
 Cost of sales and medical supplies                                              9,837                  8,200
 Selling, general and administrative                                             8,022                  7,203
 Depreciation and amortization                                                   2,238                  1,699
                                                                    ------------------     ------------------
   Total operating expenses                                                     34,113                 28,880
                                                                    ------------------     ------------------

Income from operations                                                           2,765                  2,736

Other expense, net                                                                 715                    175
                                                                    ------------------     ------------------
Income before income taxes                                                       2,050                  2,561
Provision for income taxes                                                         872                  1,083
                                                                    ------------------     ------------------

Net income                                                                $      1,178           $      1,478
                                                                    ==================     ==================

Basic earnings per common share                                           $        .05           $        .06
                                                                    ==================     ==================
Diluted earnings per common share                                         $        .05           $        .06
                                                                    ==================     ==================

Basic weighted average common shares outstanding                                24,693                 24,234
                                                                    ==================     ==================
Diluted weighted average common shares outstanding                              25,165                 26,339
                                                                    ==================     ==================

      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Amounts in thousands)

                                                                                                  March 31,
                                                                                ------------------------------------------
                                                                                        2001                    2000
                                                                                 -----------------      ------------------
   Cash flows from operating activities:
     Net income                                                                  $            1,178     $            1,478
     Adjustments to reconcile net income to net cash provided by operating activities, net of effects of purchase transactions--
        Depreciation and amortization                                                         2,238                  1,699
        Deferred taxes                                                                           --                     --
        Changes in working capital items--
          Accounts receivable and due from affiliated providers, net                         (2,186)                (2,405)
          Inventory                                                                             526                    576
          Other current assets                                                                  (62)                  (465)
          Accounts payable, accrued expenses and income taxes payable                           730                    857
        Other long-term assets                                                                 (500)                    (1)
                                                                                 ------------------     ------------------
            Net cash provided by operating activities                                         1,924                  1,739
                                                                                 ------------------     ------------------

   Cash flows from investing activities:
     Purchases of property and equipment                                                       (846)                (1,742)
     Acquisitions of and affiliations with entities, net                                         --                 (6,354)
     Receipt (issuance) of notes receivable from/(to) affiliated providers                      215                   (313)
                                                                                 ------------------     ------------------
            Net cash used in investing activities                                              (631)                (8,409)
                                                                                 ------------------     ------------------

   Cash flows from financing activities:
     Borrowings under revolving line of credit                                               12,405                 12,450
     Payments under revolving line of credit                                                (12,625)                (6,850)
     Proceeds from the issuance of common stock                                                 191                    453
     Payments of other debt and capital lease obligations                                       (14)                   (18)
                                                                                 ------------------     ------------------
            Net cash provided by (used in) financing activities                                 (43)                 6,035
                                                                                 ------------------     ------------------
   Net increase (decrease) in cash and cash equivalents                                       1,250                   (635)
   Cash and cash equivalents, beginning of period                                               785                  1,828
                                                                                 ------------------     ------------------
   Cash and cash equivalents, end of period                                      $            2,035     $            1,193
                                                                                 ==================     ==================

      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                             NOTES TO THE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                 (Amounts in thousands, except per share data)
                                  (Unaudited)


1.  BASIS OF PRESENTATION

    The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2000, filed by NovaMed Eyecare, Inc. (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2001 include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

    Certain prior year amounts have been reclassified to conform to current year presentation.


2.  EARNINGS PER COMMON SHARE


    Diluted EPS is calculated by dividing net income by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. Potential common shares consist of outstanding options whose dilutive effect is calculated using the treasury stock method.

     Earnings per common share is calculated as follows (in thousands, except per share):

                                                                 Three months ended
                                                                     March 31,
                                                      --------------------------------------
                                                             2001                 2000
                                                      -----------------    -----------------
Income available to common stockholders-basic              $      1,178         $      1,478
                                                      =================    =================
Income available to common stockholders-diluted            $      1,178         $      1,478
                                                      =================    =================

Basic weighted average number of common shares
 outstanding                                                     24,693               24,234
Effect of dilutive securities--stock options                        472                2,105
                                                      -----------------    -----------------
Diluted weighted average number of shares outstanding            25,165               26,339
                                                      =================    =================
Earnings per common share:
       Basic                                               $        .05         $        .06
                                                      =================    =================
       Diluted                                             $        .05         $        .06
                                                      =================    =================

3.  OPERATING SEGMENTS

       The table below presents information about operating data and segment assets used by the chief operating decision maker of the Company as of and for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                            Product
                                              Surgical       Management    Sales and
                                             Facilities      Services        Other        Corporate     Eliminations     Total
                                             -----------    ------------  ------------   -----------   -------------   ---------
                                                                          (in thousands)
Three months ended March 31, 2001
---------------------------------
 Net revenue                                 $    10,657    $   22,226    $    6,861     $       --      $  (2,866)    $   36,878
 Earnings before tax                               4,017         1,674           673         (4,314)            --          2,050
 Depreciation and amortization                       483           434            55          1,266             --          2,238
 Interest income                                      --            --            (2)           (23)            --            (25)
 Interest expense                                     --            --            --            617             --            617
 Identifiable assets                              14,950        23,576         5,322         79,131             --        122,979
                                             ===========    ==========    ==========     ==========      =========     ==========


Three months ended March 31, 2000
---------------------------------
 Net revenue                                 $    10,019    $   19,742    $    4,975     $       --      $  (3,120)    $   31,616
 Earnings before tax                               4,172         1,801           450         (3,862)            --          2,561
 Depreciation and amortization                       363           342            46            948             --          1,699
 Interest income                                      --            (5)           (1)           (21)            --            (27)
 Interest expense                                     --            --            --            227             --            227
 Identifiable assets                              10,471        17,661         4,017         65,435             --         97,584
                                             ===========    ==========    ==========     ==========      =========     ==========

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See "Cautionary note regarding forward-looking statements" on page 10.

Outlook

     NovaMed Eyecare provides a comprehensive range of eye care services, focused primarily around its surgical facilities, including its ownership and operation of 15 ambulatory surgery centers (ASCs), and its operation of 15 laser vision correction centers. Eye care professionals perform laser vision correction, cataracts and other eye-related surgical procedures in the facilities owned and/or operated by the Company. The revenue and earnings results in the first quarter of 2001 were achieved despite an uncertain economic environment in the US. We expect this environment to continue for the foreseeable future.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     Net Revenue. Net revenue for first quarter 2001 increased 16.6% to $36.9 million from $31.6 million in the prior year period. Surgical facilities net revenue increased 6.4% from $10.0 million to $10.7 million, primarily as a result of a 34% increase in laser vision correction procedures, compared to the first quarter of 2000. The increase in laser vision correction procedures mainly resulted from our new fixed-site laser services agreements. We also experienced a 10% increase in the number of cataract surgery procedures performed in our facilities, compared to the three months ended March 31, 2000. Management services net revenue increased 16.5% from $16.6 million to $19.4 million. The increase in management services revenue was primarily a result of overall increases in laser vision correction, cataract and other ophthalmic procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Product sales revenue increased 37.9% from $5.0 million to $6.9 million, reflecting strong product demand and revenue contributed by our eye care marketing products and services group that we acquired in May, 2000.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 19% from $11.8 million to $14.0 million. As a percentage of revenue, salaries, wages and benefits expense increased from 37.3% to 38.0%. The absolute increase in salaries, wages and benefits expense primarily reflects costs associated with increased staffing levels to accommodate organic procedure volume growth, along with increased costs as a result of new acquisitions and affiliations.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 20.0% from $8.2 million to $9.8 million. As a percentage of revenue, cost of sales and medical supplies expense increased to 26.7% from 25.9%, the result of increased sales in our low margin Optical Product Sales business. The absolute increase in cost of sales and medical supplies expense is primarily attributable to the higher volumes at our Optical Product Sales business, along with costs incurred at new acquisitions and affiliations.
Supply costs associated with the increase in laser vision correction and cataract procedures also contributed to the absolute increase during the period.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense increased 11.4% from $7.2 million to $8.0 million. As a percentage of revenue, SG&A expense decreased from 22.8% to 21.8%. The absolute increase in SG&A expense related primarily to costs incurred at new acquisitions and affiliations, specifically increased rent and insurance expense. Selling and marketing expenses decreased 12.5% from the first quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization expense increased 31.7% from $1.7 million to $2.2 million. Acquisitions, affiliations and increased capital expenditures have increased overall depreciation and amortization expense.

     Other Expense. Other expense increased from $175,000 to $715,000. The increase in other expense was primarily related to an increase in interest expense as a result of higher average outstanding indebtedness during the first quarter of 2001 as compared to the 2000 period. We also recognized $130,000 as our share of losses incurred at a laser vision correction center that we operate through a joint venture.

     Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible goodwill amortization expense. Our effective tax rate increased slightly to 42.5% from 42.3%.

Liquidity and Capital Resources

     Net cash provided by operating activities during the first quarter, 2001 increased $185,000 over the comparable 2000 period to $1.92 million. The Company used $631,000 of cash for investing activities during the first three months of 2001, primarily for the purchase of equipment. During the first three months of 2001, the Company's net borrowings under its revolving credit line decreased slightly from the December 31, 2000 level. At March 31, 2001, the Company had working capital of $25.6 million.

     On June 28, 2000, the Company entered into a three-year, $50 million revolving credit agreement, replacing its previously existing agreement. Interest on borrowings under the credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings for the three months ended March 31, 2001 was approximately 7.9%. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of March 31, 2001, we were in compliance with all of our credit agreement covenants. We had $24 million available on our line of credit as of March 31, 2001. We also had $2 million of cash available at that date.

     We expect that our funds from operations, our cash and our access to bank credit lines will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our surgical facilities, expansions and the future cost of surgical equipment.

     On June 15, 2000, we entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller (the "Contingencies"). Certain of these Contingencies were satisfied in 2000 with respect to one of the ambulatory surgery centers, which we acquired in December 2000. Upon the resolution of the Contingencies affecting the other ambulatory surgery center and other conditions to closing, which could occur by May 31, 2001, we will be required to purchase the other ambulatory surgery center for approximately $9.3 million in cash consideration. We may elect to fund up to approximately $2.3 million of this purchase price in the form of common stock. This transaction is excluded from the acquisition limitations of the new Credit Agreement discussed above.

   One of our affiliated eye care professionals has the option, exercisable through November 1, 2002, to acquire up to a 25% interest in one of our ASCs.

     Effective March 1, 2001, we entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. This agreement amended and superseded our previous agreement originally entered into with Summit Technology, Inc., which was acquired by Alcon in 2000. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the five-year term, whether or not these procedures are performed. As of March 31, 2001, we have entered into commitments to pay Alcon up to approximately $1.4 million annually during the five-year term. The minimum commitment will increase as additional laser systems are deployed.


  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. When used in the Form 10-Q, the words "anticipates," "believes," "estimates," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, and uncertainties which could cause our actual results, performance or achievements in 2001 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop and manage profitable surgical facilities; the acceptance of laser vision correction and other refractive surgical procedures by eye care professionals and the general public; our ability to establish and maintain profitable affiliations with eye care professionals; the adoption of competing new technologies for eye surgical procedures, including vision correction surgery; reductions in prices and reimbursement rates for surgical procedures, including prices for laser vision correction procedures; the application of existing or proposed government regulations; and our failure to grow or manage our growth. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A - Exhibits
     Exhibit 10.23*  Alcon Laboratories, Inc. Agreement

B - Reports on Form 8-K
     We did not file any reports on Form 8-K during the first quarter of 2001.


* Certain portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Ronald G. Eidell                                          May 9, 2001
--------------------                                          -----------
Ronald G. Eidell                                                 Date
Executive Vice President,
Chief Financial Officer and Secretary
(on behalf of Registrant and as Principal Financial Officer)


/s/ Robert L. Hiatt                                           May 9, 2001
-------------------                                           -----------
Robert L. Hiatt                                                  Date
Vice President Finance
(Principal Accounting Officer)