Form 10-Q
period 2001-06-30
NOVAMED EYECARE INC
filed 2001-07-30
CIK 1086939

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


                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                        COMMISSION FILE NUMBER: 0-26625


                             NOVAMED EYECARE, INC.
            (Exact name of registrant as specified in its charter)


                  Delaware                                 36-4116193

       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

        980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611
                   (Address of principal executive offices)

          Registrant's telephone, including area code: (312) 664-4100
                              ___________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of July 25, 2001, there were outstanding 24,803,464 shares of the registrant's common stock, par value $.01 per share.

================================================================================

                             NOVAMED EYECARE, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2001
                                     INDEX

         PART OR ITEM                                                                                           PAGE
Part I.  FINANCIAL STATEMENTS                                                                                      3
Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)
           Condensed Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                             3
           Condensed Consolidated Statements of Operations - Three and six months ended June 30, 2001 and 2000     4
           Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000               5
           Notes to the Interim Condensed Consolidated Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     8

Part II. OTHER INFORMATION                                                                                        12
Item 4.  Submission of Matters to a Vote of Security Holders                                                      12
Item 6.  Exhibits and Reports on Form 8-K                                                                         12
         Signatures                                                                                               13

Part I
------
Item 1.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                            June 30,            December 31,
ASSETS                                                                        2001                  2000
                                                                         --------------        --------------
Current assets:
      Cash and cash equivalents                                          $           --        $          785
      Accounts receivable, net                                                   26,107                23,287
      Due from affiliated providers, net                                          1,097                   878
      Notes receivable from affiliated providers                                  3,016                 3,225
      Inventory                                                                   3,052                 3,651
      Other current assets                                                        2,800                 2,263
                                                                         --------------        --------------
           Total current assets                                                  36,072                34,089
Property and equipment, net                                                      21,812                22,536
Intangible assets, net                                                           60,908                62,205
Other assets, net                                                                 2,684                 2,083
                                                                         --------------        --------------
           Total assets                                                  $      121,476        $      120,913
                                                                         ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $        4,889        $        5,432
      Accrued expenses                                                            3,775                 4,680
      Current maturities of long-term debt                                          582                   249
                                                                         --------------        --------------
           Total current liabilities                                              9,246                10,361
                                                                         --------------        --------------
Long-term debt, net of current maturities                                        25,035                26,187
                                                                         --------------        --------------
Deferred income tax liability                                                     1,705                 1,501
                                                                         --------------        --------------
Commitments and contingencies
Stockholders' equity:
      Series E Junior Participating Preferred Stock, $0.01 par
           value, 1,912,000 shares authorized, none outstanding at
           June 30, 2001 and December 31, 2000, respectively                         --                    --
      Common stock, $0.01 par value, 81,761,465 shares
           authorized, 24,803,464 and 24,679,357 shares issued
           and outstanding at June 30, 2001 and December 31, 2000,
           respectively                                                             248                   247
      Additional paid-in-capital                                                 77,570                77,362
      Retained earnings                                                           7,672                 5,255
                                                                         --------------        --------------
           Total stockholders' equity                                            85,490                82,864
                                                                         --------------        --------------
           Total liabilities and stockholders' equity                    $      121,476        $      120,913
                                                                         ==============        ==============

     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Amounts in thousands, except per share data; unaudited)

                                                               Three months ended                       Six months ended
                                                                    June 30,                                June 30,
                                                          -----------------------------          ------------------------------
                                                             2001              2000                  2001              2000
                                                          -----------       -----------          ------------       -----------
Net revenue:
    Surgical facilities                                   $    10,742       $    10,578          $     21,399       $    20,597
    Management services                                        19,069            17,405                38,429            34,027
    Product sales and other                                     7,542             6,111                14,403            11,086
                                                          -----------       -----------          ------------       -----------
       Total net revenue                                       37,353            34,094                74,231            65,710
                                                          -----------       -----------          ------------       -----------

Operating expenses:
    Salaries, wages and benefits                               14,140            12,324                28,156            24,102
    Cost of sales and medical supplies                         10,461             9,206                20,298            17,406
    Selling, general and administrative                         7,709             7,912                15,731            15,115
    Depreciation and amortization                               2,304             1,814                 4,542             3,513
                                                          -----------       -----------          ------------       -----------
       Total operating expenses                                34,614            31,256                68,727            60,136
                                                          -----------       -----------          ------------       -----------

Income from operations                                          2,739             2,838                 5,504             5,574

Other expense, net                                                527               301                 1,242               476
                                                          -----------       -----------          ------------       -----------
Income before income taxes                                      2,212             2,537                 4,262             5,098
Provision for income taxes                                        983             1,079                 1,855             2,162
                                                          -----------       -----------          ------------       -----------

Net income                                                $     1,229       $     1,458          $      2,407       $     2,936
                                                          ===========       ===========          ============       ===========


Basic earnings per common share                           $      0.05       $      0.06          $       0.10       $      0.12
                                                          ===========       ===========          ============       ===========
Diluted earnings per common share                         $      0.05       $      0.06          $       0.10       $      0.11
                                                          ===========       ===========          ============       ===========

Basic weighted average common shares outstanding               24,803            24,474                24,748            24,354
                                                          ===========       ===========          ============       ===========
Diluted weighted average common shares outstanding             25,303            26,141                25,234            26,270
                                                          ===========       ===========          ============       ===========

     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                         ----------------------------------------
                                                                                               2001                  2000
                                                                                         -----------------     ------------------
      Cash flows from operating activities:
         Net income                                                                        $      2,407           $      2,936
         Adjustments to reconcile net income to net cash provided by operating activities, net of effects of purchase transactions--
             Depreciation and amortization                                                        4,542                  3,513
             Deferred taxes                                                                         319                    610
               Changes in working capital items--
                 Accounts receivable and due from affiliated providers, net                      (3,120)                (3,517)
                 Inventory                                                                          599                     44
                 Other current assets                                                              (383)                (1,186)
                 Other noncurrent assets                                                           (496)                    51
                 Accounts payable, accrued expenses and income taxes payable                     (1,341)                    22
                                                                                         -----------------     ------------------
                    Net cash provided by operating activities                                     2,527                  2,473
                                                                                         -----------------     ------------------

      Cash flows from investing activities:
         Purchases of property and equipment                                                     (2,260)                (6,203)
         Acquisitions of and affiliations with entities, net                                         --                (13,063)
         Receipt (issuance) of notes receivable from/(to) affiliated providers                      209                 (2,723)
                                                                                         -----------------     ------------------
                    Net cash used in investing activities                                        (2,051)               (21,989)
                                                                                         -----------------     ------------------

      Cash flows from financing activities:
         Borrowings under revolving line of credit                                               24,463                 56,850
         Payments under revolving line of credit                                                (25,853)               (39,550)
         Proceeds from the issuance of common stock                                                 191                    654
         Payments of other debt, debt issuance fees and capital lease obligations                   (62)                  (266)
                                                                                         -----------------     ------------------
                     Net cash provided (used) by financing activities                            (1,261)                17,688
                                                                                         -----------------     ------------------
      Net decrease in cash and cash equivalents                                                    (785)                (1,828)
      Cash and cash equivalents, beginning of period                                                785                  1,828
                                                                                         -----------------     ------------------
      Cash and cash equivalents, end of period                                             $         --           $         --
                                                                                         =================     ==================




     The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
                             NOTES TO THE INTERIM
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

1.    BASIS OF PRESENTATION

      The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2000, filed by NovaMed Eyecare, Inc. (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

      Certain prior year amounts have been reclassified to conform to current year presentation.

2.    NEWLY ISSUED ACCOUNTING PRONOUNCEMENT

      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This statement establishes standards for how intangible assets should be accounted for in the financial statements. Goodwill and identifiable intangible assets with an indefinite useful life will no longer be amortized. At least annually these assets will be reviewed for impairment, and if the fair value is less than the carrying value an impairment loss will be recognized. Upon initial adoption of the statement, any impairment loss will be recorded as a change in accounting principle.

The Company has reviewed the provisions of SFAS No. 142 and based on its current intangible assets the Company expects to reduce its annual amortization expense by approximately $1.1 million. The Company is in the process of evaluating the carrying value of its goodwill under the new standard, and has not yet determined if an impairment charge will be recognized upon adoption. The statement is effective for fiscal years beginning after December 15, 2001.

3.    EARNINGS PER COMMON SHARE

     Diluted EPS is calculated by dividing net income by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. Potential common shares consist of outstanding options whose dilutive effect is calculated using the treasury stock method.

          Earnings per common share is calculated as follows (in thousands, except per share):


                                                                  Three months ended                 Six months ended
                                                                       June 30,                           June 30,
                                                              ------------------------------     -----------------------------
                                                                  2001             2000              2001            2000
                                                              -------------    -------------     -------------   -------------
Income available to common stockholders-basic                  $  1,229         $  1,458         $  2,407         $  2,936
                                                              =========        =========         ========         ========
Income available to common stockholders-diluted                $  1,229         $  1,458         $  2,407         $  2,936
                                                              =========        =========         ========         ========


EARNINGS PER COMMON SHARE (continued)
Basic weighted average number of common shares
 outstanding                                                    24,803             24,474         24,748             24,354
Effect of dilutive securities--stock options                       500              1,667            486              1,916
                                                              --------         ----------      ---------       ------------
Diluted weighted average number of shares outstanding           25,303             26,141         25,234             26,270
                                                              ========         ==========      =========       ============
Earnings per common share:
       Basic                                                   $  0.05          $    0.06       $   0.10        $      0.12
                                                              ========         ==========      =========       ============

       Diluted                                                 $  0.05          $    0.06       $   0.10        $      0.11
                                                              ========         ==========      =========       ============


4.   OPERATING SEGMENTS

         The table below presents information about operating data and segment assets used by the chief operating decision-maker of the Company as of and for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                                                                            Product
                                              Surgical    Management       Sales and
                                              Facilities   Services          Other       Corporate    Eliminations        Total
                                            ------------- ------------  --------------  ------------- -------------    ------------
                                                                        (in thousands)
Three months ended June 30, 2001
--------------------------------
    Net revenue                             $     10,742  $    22,415   $       7,542  $         --  $    (3,346)      $     37,353
    Earnings before tax                            3,772        1,653             661        (3,874)           --             2,212
    Depreciation and amortization                    518          433              61         1,292            --             2,304
    Interest income                                   --          (8)             (1)           (13)           --              (22)
    Interest expense                                  --           --              --           569            --               569
    Identifiable assets                           15,602       24,310           5,973        75,591            --           121,476
                                            ============= ============  =============  ============  =============     ============

Three months ended June 30, 2000
--------------------------------
    Net revenue                             $     10,578  $    20,862   $       6,111  $         --  $     (3,457)     $     34,094
    Earnings before tax                            3,997        1,668             711        (3,839)           --             2,537
    Depreciation and amortization                    365          325              50         1,074            --             1,814
    Interest income                                   --          (6)             (4)           (23)           --              (33)
    Interest expense                                  --           --              --           335            --               335
    Identifiable assets                           11,314       18,371           5,413        77,425            --           112,523
                                            ============  ===========   =============  ============  ============      ============

 Six months ended June 30, 2001
 ------------------------------
    Net revenue                             $     21,399  $    44,641   $      14,403  $         --  $    (6,212)      $     74,231
    Earnings before tax                            7,789        3,327           1,334        (8,188)           --             4,262
    Depreciation and amortization                  1,001          867             116         2,558            --             4,542
    Interest income                                   --           (8)             (3)          (36)           --               (47)
    Interest expense                                  --           --              --         1,186            --             1,186
    Identifiable assets                           15,602       24,310           5,973        75,591            --           121,476
                                            ============= ===========   =============  ============= =============     ============

 Six months ended June 30, 2000
 ------------------------------
    Net revenue                             $     20,597  $    40,605   $      11,086  $         --  $    (6,578)      $     65,710
    Earnings before tax                            8,169        3,468           1,162        (7,701)           --             5,098
    Depreciation and amortization                    728          666              96         2,023            --             3,513
    Interest income                                   --          (10)             (6)          (44)           --               (60)
    Interest expense                                  --            1              --           562            --               563
    Identifiable assets                           11,314       18,371           5,413        77,425            --           112,523
                                            ============= ===========   =============  ============  =============     ============

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

Outlook

         NovaMed Eyecare provides a comprehensive range of eye care services, focused primarily around its surgical facilities, including its ownership and operation of 15 ambulatory surgery centers (ASCs), and its operation of 15 laser vision correction centers. Eye care professionals perform laser vision correction, cataract and other eye-related surgical procedures in the facilities owned and/or operated by the Company. The revenue and earnings results in the second quarter and first half of 2001 were achieved despite an uncertain economic environment in the US. We expect this environment to continue for the foreseeable future.

         The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.


Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

         Net Revenue. Net revenue for second quarter 2001 increased 9.6% to $37.4 million from $34.1 million in the prior year period. Surgical facilities net revenue increased 1.6% from $10.6 million to $10.7 million, the result of a 31% increase in cataract procedures, offset by a 16% decrease in laser vision correction procedures. Management services net revenue increased 9.6% from $17.4 million to $19.1 million. The increase in management services revenue was primarily a result of increases in cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals, despite a decrease in laser vision correction procedures, as well as new affiliations with eye care professionals. Product sales revenue increased 23.4% from $6.1 million to $7.5 million, reflecting strong product demand.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 14.7% from $12.3 million to $14.1 million. As a percentage of revenue, salaries, wages and benefits expense increased from 36.1% to 37.9%. The absolute increase in salaries, wages and benefits expense is primarily due to new acquisitions and affiliations in the Southeast during the third and fourth quarters of 2000. The increase in salaries, wages and benefits expense as a percentage of revenue is driven by the structure of the newer acquisitions, where all physician compensation is paid as an expense under the management services agreement.

         Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 13.6% from $9.2 million to $10.5 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 27.0% to 28.0% . The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred at new acquisitions and affiliations.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expense decreased 2.6% from $7.9 million to $7.7 million. As a percentage of revenue, SG&A expense decreased from 23.2% to 20.6%. The absolute decrease in SG&A expense resulted from a 59% reduction in selling and marketing expenses from the second quarter of 2000 which more than offset a 20% increase in general and administrative expenses for the same period. The increase in general and administrative expenses was due primarily to costs incurred at new acquisitions and affiliations.

         Depreciation and Amortization. Depreciation and amortization expense increased 27.0% from $1.8 million to $2.3 million. Acquisitions, affiliations and capital expenditures have increased overall depreciation and amortization expense.

         Other Expense. Other expense increased from $301,000 to $527,000. The increase in other expense was primarily related to an increase in interest expense as a result of higher average outstanding indebtedness during the second quarter of 2001 as compared to the 2000 period. The higher indebtedness is directly related to the acquisitions made during the third and fourth quarters of 2000.

         Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate increased to 44.4% from 42.5% in the second quarter of 2000.

Six months Ended June 30, 2001 Compared to the Six months Ended June 30, 2000

         Net Revenue. Net revenue for the first six months of 2001 increased 13.0% to $74.2 million from $65.7 million in the prior year period. Surgical facilities net revenue increased 3.9% from $20.6 million to $21.4 million, primarily as a result of a 20% increase in cataract procedures and a 6% increase in laser vision correction procedures, compared to the first six months of 2000. The increase in cataract procedures mainly resulted from an overall increase in demand as well as new affiliations and agreements with eye care professionals. The increase in laser vision correction procedures mainly resulted from our fixed-site laser service agreements. Management services net revenue increased 12.9% from $34.0 million to $38.4 million. The increase in management services revenue was primarily a result of overall increases in cataract and other ophthalmic surgery procedures performed by our affiliated eye care professionals as well as new affiliations with eye care professionals. Product sales revenue increased 29.9% from $11.1 million to $14.4 million, primarily as a result of strong product demand and, to a lesser extent, revenue contributed by our eye care marketing products and services operations, which we acquired in May, 2000.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 16.8% from $24.1 million to $28.2 million. As a percentage of revenue, salaries, wages and benefits expense increased from 36.7% to 37.9%. The absolute increase in salaries, wages and benefits expense is primarily due to new acquisitions and affiliations in the Southeast during the third and fourth quarters of 2000. The increase in salaries, wages and benefits expense as a percentage of revenue is driven by the structure of the newer acquisitions, where all physician compensation is paid as an expense under the management services agreement.

         Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 16.6% from $17.4 million to $20.3 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 26.5% to 27.3% . The absolute increase in cost of sales and medical supplies expense is primarily attributable to higher volumes at our Optical Product Sales business, along with costs incurred at new acquisitions and affiliations. Supply costs associated with the increase in laser vision correction and cataract procedures also contributed to the absolute increase during the period.

         Selling, General and Administrative. Selling, general and administrative expense increased 4.1% from $15.1 million to $15.7 million. As a percentage of revenue, SG&A expense decreased from 23.0% to 21.2%. The absolute increase in SG&A expense related primarily to costs incurred at new acquisitions and affiliations. This increase was offset by a 40% reduction in selling and marketing expense during the same period, which accounted for the percentage decrease of expense to revenue.

         Depreciation and Amortization. Depreciation and amortization expense increased 29.3% from $3.5 million to $4.5 million. Acquisitions, affiliations and capital expenditures have increased overall depreciation and amortization expense.

         Other Expense. Other expense increased from $0.5 million to $1.2 million. The increase in other expense was primarily related to an increase in interest expense as a result of higher average outstanding indebtedness during the first half of 2001 as compared to the 2000 period. The higher indebtedness is directly related to the acquisitions made during the third and fourth quarters of 2000.

         Provision for Income Taxes. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate in 2001 increased to 43.5% from 42.4% in 2000.


Liquidity and Capital Resources

         Net cash provided by operating activities for both the six months ended June 30, 2001 and 2000 was $2.5 million. The Company used $2.1 million of cash for investing activities during the first six months of 2001, primarily for the purchase of equipment. During the first six months of 2001, the Company's net borrowings under its revolving credit line decreased $1.2 million from the December 31, 2000 level. At June 30, 2001, the Company had working capital of $26.8 million.

         On June 28, 2000, the Company entered into a three-year, $50 million revolving credit agreement, replacing its previously existing agreement. Interest on borrowings under the credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0 to 0.75% or LIBOR plus a range from 1.5% to 2.25%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings for the three months and six months ended June 30, 2001 was approximately 6.8% and 7.4%, respectively. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of June 30, 2001, we were in compliance with all of our credit agreement covenants. We had $25.0 million available on our line of credit as of June 30, 2001.

         We expect that our funds from operations, our cash and our access to bank credit lines will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including the timing of our acquisition activities, new affiliations with eye care professionals, capital requirements associated with our surgical facilities and the future cost of surgical equipment.

         On June 15, 2000, we entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller (the "Contingencies"). Certain of these Contingencies were satisfied in 2000 with respect to one of the ambulatory surgery centers, which we acquired in December 2000. Upon the resolution of the Contingencies affecting the other ambulatory surgery center and other conditions to closing, we will be required to purchase the other ambulatory surgery center for approximately $9.3 million in cash consideration. We may elect to fund up to approximately $2.3 million of this purchase price in the form of common stock. This transaction is excluded from the acquisition limitations of the Credit Agreement discussed above.

      One of our affiliated eye care professionals has the option, exercisable through November 1, 2002, to acquire up to a 25% interest in one of our ASCs.

         Effective March 1, 2001, we entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. This agreement amended and superseded our previous agreement originally entered into with Summit Technology, Inc., which was acquired by Alcon in 2000. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the five-year term, whether or not these procedures are performed. As of June 30, 2001, we have entered into commitments to pay Alcon up to approximately $1.4 million annually during the five-year term. The minimum commitment will increase if we deploy additional laser systems.


         CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. When used in the Form 10-Q, the words "anticipates," "believes," "estimates," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, and uncertainties which could cause our actual results, performance or achievements in 2001 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop and manage a sufficient number of profitable surgical facilities; the acceptance of laser vision correction and other refractive surgical procedures by eye care professionals and the general public; our ability to establish and maintain profitable affiliations with eye care professionals; the adoption of competing new technologies for eye surgical procedures, including vision correction surgery; reduced prices and reimbursement rates for surgical procedures, including prices for laser vision correction procedures; the application of existing or proposed government regulations; and our failure to grow or manage our growth. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

         PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         We held our 2001 Annual Meeting of Stockholders on May 17, 2001, at which the following item was submitted to and voted upon by the stockholders:

The stockholders voted to re-elect two Class II directors for a term of three years expiring at our 2004 Annual Meeting of Stockholders. Results of the voting were as follows:

                                                      Authority                                     Broker
           Directors                For                Withheld            Abstentions            Non-Votes
           ---------                ---               ---------            -----------            ---------
John D. Hunkeler, M.D.           18,326,120             53,136                 --                    --

C.A. Lance Piccolo               18,326,220             53,036                 --                    --

R. Judd Jessup, Scott H. Kirk, M.D., Steven V. Napolitano and Stephen J. Winjum continued their terms of office as directors of the Company after the 2001 Annual Meeting of Stockholders.


Item 6. Exhibits and Reports on Form 8-K

         A.       Exhibits
                  None.

         B.       Reports on Form 8-K
                  We did not file any reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Ronald G. Eidell                                            July 30, 2001
--------------------                                            -------------
Ronald G. Eidell                                                         Date
Executive Vice President,
Chief Financial Officer and Secretary
(on behalf of Registrant and as principal financial officer)


/s/ Robert L. Hiatt                                             July 30, 2001
-------------------                                             -------------
Robert L. Hiatt                                                          Date
Vice President Finance
(principal accounting officer)