Form 10-Q
period 2001-09-30
NOVAMED EYECARE INC
filed 2001-11-13
CIK 1086939

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of November 9, 2001, there were outstanding 24,835,108 shares of the registrant's common stock, par value $.01 per share.

================================================================================

                              NOVAMED EYECARE, INC.
             FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX

          PART OR ITEM                                                                              PAGE
Part I.   FINANCIAL STATEMENTS                                                                         3
Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets - September 30, 2001
            and December 31, 2000                                                                      3
            Condensed Consolidated Statements of Operations - Three and nine months ended
            September 30, 2001 and 2000                                                                4
            Condensed Consolidated Statements of Cash Flows - Nine months ended
            September 30, 2001 and 2000                                                                5
            Notes to the Interim Condensed Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                  10

Part II.  OTHER INFORMATION                                                                           14
Item 6.   Exhibits and Reports on Form 8-K                                                            14
          Signatures                                                                                  15

Part I
Item 1.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                      September 30,      December 31,
ASSETS                                                                     2001              2000
                                                                    ----------------   ---------------
Current assets:                                                        (unaudited)
      Cash and cash equivalents                                        $    904           $    785
      Accounts receivable, net                                            9,597             10,651
      Notes receivable                                                    1,348              2,731
      Inventory                                                           1,875              2,380
      Current tax assets, net                                             2,378                 79
      Other current assets                                                1,137              1,167
      Current assets of discontinued operations, net                      2,349             11,442
                                                                       --------           --------
           Total current assets                                          19,588             29,235
Property and equipment, net                                              12,081             13,236
Intangible assets, net                                                   25,468             27,341
Noncurrent deferred tax assets, net                                      18,795                 --
Other assets, net                                                           569              2,083
Noncurrent assets of discontinued operations, net                        10,228             44,164
                                                                       --------           --------
           Total assets                                                $ 86,729           $116,059
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

      Accounts payable                                                 $  2,757           $  3,325
      Accrued expenses                                                    3,000              1,967
      Restructuring reserves                                              8,436                 --
      Current maturities of long-term debt                                  413                218
                                                                       --------           --------
           Total current liabilities                                     14,606              5,510
                                                                       --------           --------
Long-term debt, net of current maturities                                22,295             26,184
                                                                       --------           --------
Deferred income tax liability                                                --              1,501
                                                                       --------           --------
Commitments and contingencies
Stockholders' equity:
      Series E Junior Participating Preferred Stock, $0.01 par
           value, 1,912,000 shares authorized, none outstanding at
           September 30, 2001 and December 31, 2000, respectively            --                 --
      Common stock, $0.01 par value, 81,761,465 shares
           authorized, 24,835,108 and 24,679,357 shares issued
           and outstanding at September 30, 2001 and
           December 31, 2000, respectively                                  248                247
      Additional paid-in-capital                                         77,614             77,362
      Retained earnings (deficit)                                       (28,034)             5,255
                                                                       --------           --------
           Total stockholders' equity                                    49,828             82,864
                                                                       --------           --------
           Total liabilities and stockholders' equity                  $ 86,729           $116,059
                                                                       ========           ========


      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Amounts in thousands, except per share data; unaudited)


                                                              Three months ended                         Nine months ended
                                                                September 30,                              September 30,
                                                       --------------------------------           -------------------------------
                                                          2001                 2000                   2001                2000
                                                       ----------           -----------           -----------         -----------

Net revenue:
    Surgical facilities                                $    8,985           $    10,603           $    30,384         $    31,200
    Product sales and other                                 7,852                 7,153                23,676              19,703
                                                       ----------           -----------           -----------         -----------
       Total net revenue                                   16,837                17,756                54,060              50,903
                                                       ----------           -----------           -----------         -----------

Operating expenses:
    Salaries, wages and benefits                            4,133                 4,703                13,466              13,272
    Cost of sales and medical supplies                      8,449                 7,247                25,400              21,555
    Selling, general and administrative                     2,577                 2,823                 7,433               7,816
    Restructuring and special charges                      10,912                    --                10,912                  --
    Other charges                                           3,719                    --                 3,719                  --
    Depreciation and amortization                           1,251                   955                 3,621               2,616
                                                       ----------           -----------           -----------         -----------
       Total operating expenses                            31,041                15,728                64,551              45,259
                                                       ----------           -----------           -----------         -----------

Income (loss) from continuing operations                  (14,204)                2,028               (10,491)              5,644

Other expense, net                                            227                   366                   880                 568
                                                       ----------           -----------           -----------         -----------
Income (loss) from continuing operations
    before income taxes                                   (14,431)                1,662               (11,371)              5,076
Income tax provision (benefit)                             (5,817)                  713                (4,486)              2,161
                                                       ----------           -----------           -----------         -----------
Net income (loss) from continuing operations               (8,614)                  949                (6,885)              2,915
Net income from discontinued operations                       116                   208                   795               1,178
Net loss on disposal of discontinued operations           (27,213)                   --               (27,213)                 --
                                                       ----------           -----------           -----------         -----------
Net income (loss)                                      $  (35,711)          $     1,157           $   (33,303)        $     4,093
                                                       ==========           ===========           ===========         ===========


Basic earnings per common share:
    Income (loss) from continuing operations           $    (0.35)          $      0.04           $     (0.28)        $      0.12
    Income (loss) from discontinued operations              (1.09)                 0.01                 (1.06)               0.05
                                                       ----------           -----------           -----------         -----------
    Net income (loss)                                  $    (1.44)          $      0.05           $     (1.34)        $      0.17
                                                       ==========           ===========           ===========         ===========

Diluted earnings per common share:
    Income (loss) from continuing operations           $    (0.35)          $      0.04           $     (0.28)        $      0.11
    Income (loss) from discontinued operations              (1.09)                 0.01                 (1.06)               0.05
                                                       ----------           -----------           -----------         -----------
    Net income (loss)                                  $    (1.44)          $      0.05           $     (1.34)        $      0.16
                                                       ==========           ===========           ===========         ===========

Weighted average common shares outstanding                 24,804                24,590                24,767              24,433
Dilutive effect of employee stock options                      --                 1,048                    --               1,699
                                                       ----------           -----------           -----------         -----------
Diluted weighted average common shares outstanding         24,804                25,638                24,767              26,132
                                                       ==========           ===========           ===========         ===========




      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands; unaudited)

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                     -----------------------------------
                                                                                          2001                  2000
                                                                                     -------------          ------------
Cash flows from operating activities:
   Net income (loss)                                                                 $     (33,303)         $      4,093
   Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions--
       (Income) loss from discontinued operations                                           26,418                (1,178)
       Restructuring and other charges                                                      14,631                    --
       Depreciation and amortization                                                         3,621                 2,616
       Deferred taxes                                                                       (5,501)                  610
       Changes in working capital items--
          Accounts receivable                                                               (1,159)               (2,314)
          Inventory                                                                            483                    65
          Other current assets                                                                (391)                  617
          Other noncurrent assets                                                             (731)                  142
          Accounts payable and accrued expenses                                             (1,333)               (1,010)
                                                                                     -------------          ------------
             Net cash provided by operating activities                                       2,735                 3,641
                                                                                     -------------          ------------

Cash flows from investing activities:
   Purchases of property and equipment                                                      (1,609)               (6,491)
   Acquisitions of and affiliations with entities, net                                          --                (7,809)
   Issuance of notes receivable to affiliated providers                                       (115)               (3,068)
                                                                                     -------------          ------------
             Net cash used in investing activities                                          (1,724)              (17,368)
                                                                                     -------------          ------------

Cash flows from financing activities:
   Borrowings under revolving line of credit                                                33,965                70,500
   Payments under revolving line of credit                                                 (38,063)              (49,350)
   Proceeds from the issuance of common stock                                                  254                   880
   Payments of other debt, debt issuance fees and capital lease obligations                     92                  (449)
                                                                                     -------------          ------------
             Net cash provided (used) by financing activities                               (3,752)               21,581
                                                                                     -------------          ------------

Cash flows from discontinued operations:
   Operating activities                                                                      3,763                 3,480
   Investing activities                                                                     (1,112)              (11,039)
   Financing activities                                                                        209                   (71)
                                                                                     -------------          ------------
             Net cash provided (used) by discontinued operation                              2,860                (7,630)
                                                                                     -------------          ------------

Net increase in cash and cash equivalents                                                      119                   224
Cash and cash equivalents, beginning of period                                                 785                 1,828
                                                                                     -------------          ------------
Cash and cash equivalents, end of period                                             $         904          $      2,052
                                                                                     =============          ============


      The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
            (Dollars in thousands, except per share data; unaudited)

1.    BASIS OF PRESENTATION

      The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2000, filed by NovaMed Eyecare, Inc. (the "Company") with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

      Prior year amounts have been reclassified to conform to current year presentation as further discussed in Note 2 below.

2.    DISCONTINUED OPERATIONS

     On September 27, 2001 the Company's Board of Directors approved a Plan of Discontinued Operations and Restructuring (the "Plan"). This involves the divestiture of the management services segment or physician practice management ("PPM") business over the next twelve months. The plan contemplates the Company pursuing and/or negotiating the following -- (a) termination or transfer of all Management Service Agreements for all ophthalmology and optometric practices (until such time, the Company intends to perform its obligations under these agreements); (b) termination or transfer of all employees providing services in practices and regional business offices; (c) closure or transfer of all regional business operations locations; (d) sale of all practice based assets including fixed assets, equipment and accounts receivable; and (e) termination or transfer of corporate and information technology employees providing services primarily to the management services segment. As a result, the Company has restated its prior period financial statements to reflect the appropriate accounting for these businesses as discontinued operations.

The operating results of these discontinued operations are summarized as follows:

                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                  -------------------    -------------------
                                                    2001        2000       2001        2000
                                                  --------    -------    --------    -------

Net revenue                                       $ 17,862    $17,322    $ 54,871    $49,886
Operating expenses                                  17,435     16,638      52,653     47,243
Interest and other expense, net                        202        316         790        592
                                                  --------    -------     -------    -------
Income from operations before income taxes             225        368       1,428      2,051
Income tax provision                                   109        160         633        873
                                                  --------    -------     -------    -------
Net income from operations                             116        208         795      1,178

Estimated gain (loss) on disposal                  (39,181)        --     (39,181)        --
Estimated operating losses through disposal date    (4,741)        --      (4,741)        --
                                                  --------    -------     -------    -------
Estimated loss on disposal before tax benefit      (43,922)        --     (43,922)        --
Income tax benefit                                 (16,709)        --     (16,709)        --
                                                  --------    -------     -------    -------
Net gain (loss) on disposal                        (27,213)        --     (27,213)        --
                                                  --------    -------     -------    -------
Total income (loss)of discontinued operations     $(27,097)   $   208    $(26,418)   $ 1,178
                                                  ========    =======    ========    =======

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2001
            (Dollars in thousands, except per share data; unaudited)

The balance sheet components of these discontinued operations are summarized as follows:

                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------
Accounts and notes receivable                         $14,318         $14,007
Inventories                                             1,154           1,272
Other current assets                                      838           1,017
Accounts payable                                       (1,820)         (2,107)
Accrued expenses                                       (3,011)         (2,713)
Notes payable and capitalized lease obligations           (46)            (34)
Discontinued operations reserves                       (9,084)             --
                                                      -------         -------
Current assets of discontinued operations, net        $ 2,349         $11,442
                                                      =======         =======

Net property and equipment                            $ 4,661         $ 9,300
Intangible assets                                       5,567          34,864
                                                      -------         -------
Noncurrent assets of discontinued operations, net     $10,228         $44,164
                                                      =======         =======

         The estimated gain (loss) on disposal includes $28.3 million for impairment of goodwill, $3.8 million of asset impairments related to practice assets that will be abandoned rather than sold, and $4.3 million for expected future cash outlays to divest the PPM business. These amounts are estimates, actual results could differ.

         Net interest expense allocated to discontinued operations was $208,000 and $809,000 for the three and nine months ended September 30, 2001, respectively and $329,000 and $625,000 for the three and nine months ended September 30, 2000, respectively. Interest was allocated to discontinued operations based on the guidance in EITF 87-24 - Allocation of Interest to Discontinued Operations.

         Included in the balance sheet line "Discontinued operations reserves" at September 30, 2001 are reserves of $4.7 million for estimated operating losses to be incurred through the date of sale and $4.4 million for costs to exit the PPM business.

         Deferred tax assets of $16.7 million were recorded as a result of these transactions. Management believes that taxable income in prior carryback years, future reversals of existing taxable temporary differences and expected future taxable earnings will be available to fully utilize these tax assets.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2001
            (Dollars in thousands, except per share data; unaudited)

3.    RESTRUCTURING AND SPECIAL CHARGES-- OTHER CHARGES

      The Plan approved on September 27, 2001 by the Company's Board of Directors contemplates the Company pursuing and/or negotiating the following --
(a) closure of certain facilities due to under-performing results including one ASC, seven LVCs and one fixed laser site; (b) termination of an acquisition contract; and (c) reorganization and downsizing of the Company's information technology function to conform to the needs of continuing operations and the pursuit of our discontinued operations plan. The Company recorded the following restructuring charges totaling $10.9 million in the third quarter of 2001:

Facility closures--
     Asset impairments      $ 3,305
     Lease commitments        1,766
Contract termination          1,851
Reorganization of IT--
     Asset impairments        3,296
     Lease commitments          456
Other                           238
                            -------
     Restructuring charges  $10,912
                            =======

      During the third quarter of 2001, the Company recorded other charges of $3.7 million. Included in these charges were -- (a) a $2.0 million increase in facility accounts receivable reserves; (b) professional fees incurred in development of the Plan of $0.5 million; and (c) severance and other employee costs incurred prior to approval of the Plan of $1.2 million.

4.    REVOLVING CREDIT FACILITY

      The Company amended its revolving credit facility on August 29, 2001. The primary purpose of this amendment was to revise the acquisitions and affiliation covenants to better conform to the Company's surgical facilities focus. On October 23, 2001, the Company amended its revolving credit agreement to reflect implementation of the discontinued operations plan. The amendment includes an initial reduction of the maximum commitment available under the facility from $50 million to $45 million. Beginning January 1, 2002, the maximum commitment available under the facility will be reduced by $2.5 million per quarter, resulting in a maximum commitment of $35 million as of October 1, 2002. The credit agreement expires on June 30, 2003. Under the amended facility, interest on borrowings under the credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings for the three months and nine months ended September 30, 2001 was approximately 6.0% and 6.9%, respectively. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2001
            (Dollars in thousands, except per share data; unaudited)

5.   OPERATING SEGMENTS

         The table below presents information about operating data and segment assets of the Company as of and for the three months and nine months ended September 30, 2001 and 2000. These amounts exclude discontinued operations (in thousands):

                                                      Product
                                        Surgical     Sales and
                                       Facilities      Other      Corporate    Eliminations     Total
                                       ----------    ---------    ---------    ------------    --------
Three months ended September 30, 2001
    Net revenue                         $ 8,985       $ 7,912     $     --        $ (60)       $ 16,837
    Earnings (loss) before tax            2,552           529      (17,512)          --         (14,431)
    Depreciation and amortization           552            82          617           --           1,251
    Interest income                          --             2            3           --               5
    Interest expense                          2             2          214           --             218
    Identifiable assets                  13,384         6,630       54,138           --          74,152
                                        -------       -------      -------      -------        --------
Three months ended September 30, 2000
    Net revenue                         $10,603       $ 7,350     $     --        $(197)       $ 17,756
    Earnings (loss) before tax            4,135         1,233       (3,706)          --           1,662
    Depreciation and amortization           394            92          469           --             955
    Interest income                          --             4           22           --              26
    Interest expense                         --            --          371           --             371
    Identifiable assets                  12,900         5,865       44,017           --          62,782
                                        -------       -------      -------      -------        --------
Nine months ended September 30, 2001
    Net revenue                         $30,384       $23,951     $     --        $(275)       $ 54,060
    Earnings (loss) before tax           10,341         2,060      (23,772)          --         (11,371)
    Depreciation and amortization         1,553           210        1,858           --           3,621
    Interest income                          --             3           41           --              44
    Interest expense                          2             2          798           --             802
    Identifiable assets                  13,384         6,630       54,138           --          74,152
                                        -------       -------     --------      -------        --------
Nine months ended September 30, 2000
    Net revenue                         $31,200       $20,285     $     --        $(582)       $ 50,903
    Earnings (loss) before tax           12,304         2,619       (9,847)          --           5,076
    Depreciation and amortization         1,123           167        1,326           --           2,616
    Interest income                          --             9           67           --              76
    Interest expense                         --            --          638           --             638
    Identifiable assets                  12,900         5,865       44,017           --          62,782
                                        -------       -------     --------      -------        --------

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See "Cautionary note regarding forward-looking statements" on page 13.

Outlook

         On October 24, 2001, the Company announced that it had adopted a plan to divest its management services operations. The Company recorded a net loss in connection with the anticipated disposal of discontinued operations of $27.2 million. As part of this strategy, the Company also plans to restructure its corporate support and information technology functions and to close under-performing facilities. The Company also recorded restructuring charges totaling $10.9 million and other charges totaling $3.7 million during the third quarter 2001. In addition to retaining its surgical facilities segment, the Company will retain its product sales segment as a complementary ancillary business.

     The Company provides a comprehensive range of eye care services, focused primarily around its surgical facilities, including its ownership and operation of 15 ambulatory surgery centers (ASCs), and its operation of 15 laser vision correction centers. Eye care professionals perform laser vision correction, cataract and other eye-related surgical procedures in the surgical facilities owned and/or operated by the Company. An uncertain economic environment in the United States impacted the net revenue and earnings results in the third quarter and first nine months of 2001. We expect this environment to continue for the foreseeable future.

         The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         Net Revenue. Net revenue for third quarter 2001 decreased 5.2% to $16.8 million from $17.8 million in the prior year period. Surgical facilities net revenue decreased 15.3% from $10.6 million to $9.0 million, the result of a 47% decrease in laser vision correction procedures, partially offset by a 20% increase in cataract procedures. Product sales and other net revenue increased 9.8% from $7.2 million to $7.9 million.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 12.1% from $4.7 million to $4.1 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 26.5% to 24.5%. The decrease in salaries, wages and benefits expense is primarily due to reductions in corporate staffing.

         Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 16.6% from $7.2 million to $8.4 million, a direct result of higher volumes at our product sales group. As a percentage of net revenue, cost of sales and medical supplies expense increased from 40.8% to 50.2%. This increase is due to the greater contribution from product sales to total net revenues this year versus last year (46.6% as compared to 40.3%) accompanied by a revenue shift within product sales to our buying group which has had historically low margins.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expense decreased 8.7% from $2.8 million to $2.6 million. As a percentage of net revenue, SG&A expense decreased from 15.9% to 15.3%. The decrease is due to a reduction in selling and marketing expense of approximately $150,000 as compared to the third quarter of 2000.

         Depreciation and Amortization. Depreciation and amortization expense increased 31.1% from $1.0 million to $1.3 million. Acquisitions and capital expenditures have increased overall depreciation and amortization expense.

         Other Expense. Other expense decreased from $366,000 to $227,000. The decrease in other expense was primarily related to a decrease in interest expense as a result of lower average interest rates during the third quarter of 2001 (6.0%) as compared to the 2000 period (8.8%).

         Income Tax Benefit. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate decreased to 40.3% from 42.9% in the third quarter of 2000. The Company recorded approximately $20.8 million of deferred tax assets related to the restructuring and discontinued operations reserves established during the third quarter. Management believes that taxable income in prior carryback years, future reversals of existing taxable temporary differences and expected future taxable earnings will be available to fully utilize these tax assets.

Nine months Ended September 30, 2001 Compared to the Nine months Ended September 30, 2000

         Net Revenue. Net revenue for the first nine months of 2001 increased 6.2% to $54.1 million from $50.9 million in the prior year period. Surgical facilities net revenue decreased 2.6% from $31.2 million to $30.4 million, primarily as a result of a 13% decrease in laser vision correction procedures offset by a 20% increase in cataract procedures, compared to the first nine months of 2000. We believe that the uncertain economic conditions have contributed to a softening demand for laser vision correction procedures. The increase in cataract procedures mainly resulted from an overall increase in demand as well as new affiliations and agreements with eye care professionals. Product sales and other net revenue increased 20.2% from $19.7 million to $23.7 million, primarily as a result of strong product demand and, to a lesser extent, net revenue contributed by our eye care marketing products and services operations, which we acquired in May 2000.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 1.5% from $13.3 million to $13.5 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 26.1% to 24.9%. The absolute increase in salaries, wages and benefits expense is primarily due to new acquisitions and affiliations in the Southeast during the third and fourth quarters of 2000. The decrease as a percentage of net revenue is due to a reduction in corporate staffing.

         Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 17.8% from $21.6 million to $25.4 million, a direct result of higher volumes at our product sales group. As a percentage of net revenue, cost of sales and medical supplies expense increased from 42.3% to 47.0%. This increase is due to the greater contribution from product sales to total net revenue this year versus last year (43.8% as compared to 38.7%) accompanied by a revenue shift within product sales to the buying group which has had historically low margins.

         Selling, General and Administrative. Selling, general and administrative expense decreased 4.9% from $7.8 million to $7.4 million. As a percentage of net revenue, SG&A expense decreased from 15.4% to 13.7%. The decrease is due to a reduction in selling and marketing expenses of approximately $575,000 offset by expenses at new acquisitions.

         Depreciation and Amortization. Depreciation and amortization expense increased 38.4% from $2.6 million to $3.6 million. Acquisitions and capital expenditures have increased overall depreciation and amortization expense.

         Other Expense. Other expense increased from $568,000 to $880,000. The increase in other expense was primarily related to an increase in interest expense as a result of higher average outstanding indebtedness during the first nine months of 2001, offset in part by lower average interest rates of 6.9% in 2001 as compared to 8.5% in the 2000 period. The Company also recorded $149,000 as its share of losses on a nonconsolidated 50% owned affiliate versus $39,000 of losses recorded during the 2000 period.

         Income Tax Benefit. Our effective tax rate reflects the impact of nondeductible amortization expense. Our effective tax rate in 2001 decreased to 39.4% from 42.6% in 2000. The Company recorded approximately $20.8 million of deferred tax assets related to the restructuring and discontinued operations reserves established during the third quarter. Management believes that taxable income in prior carryback years, future reversals of existing taxable temporary differences and expected future taxable earnings will be available to fully utilize these tax assets.

Liquidity and Capital Resources

         Net cash provided by continuing operating activities was $2.7 million and $3.6 million for the nine months ended September 30, 2001 and 2000, respectively. The Company used $1.7 million of cash for investing activities during the first nine months of 2001, primarily for the purchase of equipment. During the first nine months of 2001, the Company's net borrowings under its revolving credit line decreased $3.9 million from the December 31, 2000 level. At September 30, 2001, the Company had working capital of $ 22.5 million (excluding restructuring and discontinued operations reserves).

         The Company amended its revolving credit facility on August 29, 2001. The primary purpose of this amendment was to revise the acquisitions and affiliation covenants to better conform to the Company's surgical facilities focus. On October 23, 2001, the Company amended its revolving credit agreement to reflect implementation of the discontinued operations plan. The amendment includes an initial reduction of the maximum commitment available under the facility from $50 million to $45 million. Beginning January 1, 2002, the maximum commitment available under the facility will be reduced by $2.5 million per quarter, resulting in a maximum commitment of $35 million as of October 1, 2002. The credit agreement expires on June 30, 2003. Under the amended facility, interest on borrowings under the credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings for the three months and nine months ended September 30, 2001 was approximately 6.0% and 6.9%, respectively. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of September 30, 2001 the Company was in compliance with all of its amended credit agreement covenants.

     We believe that our funds from operations, proceeds from divestitures, our cash and our access to bank credit lines will be sufficient to fund our operations and capital expenditures for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including the timing and success of our divestiture activities, new acquisitions of surgical facilities and capital requirements associated with our business.

         On June 15, 2000, we entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller (the "Contingencies"). Certain of these Contingencies were satisfied in 2000 with respect to one of the ambulatory surgery centers, which we acquired in December 2000. We are currently discussing various alternative structures with the seller that could include, without limitation, refraining from purchasing the second ambulatory surgery center and paying a termination fee, as well as possibly selling back to the seller the ambulatory surgery center acquired in December 2000.

         One of our affiliated eye care professionals has the option, exercisable through November 1, 2002, to acquire up to a 25% interest in one of our ASCs.

         Effective March 1, 2001, we entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. This agreement amended and superseded our previous agreement originally entered into with Summit Technology, Inc., which was acquired by Alcon in 2000. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the five-year term, whether or not these procedures are performed. As of September 30, 2001, we have entered into commitments to pay Alcon up to approximately $1.4 million annually during the five-year term. The minimum commitment will increase if we deploy additional laser systems.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. When used in the Form 10-Q, the words "anticipates," "believes," "estimates," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks and uncertainties which could cause our actual results, performance or achievements in 2001 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to grow or manage our growth; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; the continued acceptance of laser vision correction and other refractive surgical procedures; demand for elective surgical procedures generally and in response to a protracted economic downturn; our ability to successfully implement our discontinued operations plan on acceptable terms consistent with our credit facility; and the application of existing or proposed government regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits

     10.24 Employment Agreement dated August 17, 2001 with Stephen J. Winjum
     10.25 Employment Agreement dated August 17, 2001 with E. Michele Vickery
     10.26 $50,000,000 Amended and Restated Credit Agreement dated as of August 29, 2001
     21    Subsidiaries

B.   Reports on Form 8-K

     We did not file any reports on Form 8-K during the third quarter of 2001.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Scott T. Macomber                                          November 13, 2001
---------------------                                          -----------------
Scott T. Macomber                                                    Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)


/s/ Robert L. Hiatt                                            November 13, 2001
-------------------                                            -----------------
Robert L. Hiatt                                                      Date
Vice President Finance
(principal accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number    Exhibit Name
------    ------------
10.24     Employment Agreement dated August 17, 2001 with Stephen J. Winjum
10.25     Employment Agreement dated August 17, 2001 with E. Michele Vickery
10.26 $50,000,000 Amended and Restated Credit Agreement dated as of August 29, 2001
21        Subsidiaries