Form 10-K405
period 2001-12-31
NOVAMED EYECARE INC
filed 2002-04-01
CIK 1086939

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                        Commission File Number: 0-26625

                             NOVAMED EYECARE, INC.
            (Exact name of registrant as specified in its charter)

                         Delaware                  36-4116193
               (State or other jurisdiction     (I.R.S. Employer
             of incorporation or organization) Identification No.)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's 21,045,600 shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on March 15, 2002 was $17,257,392. The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 15, 2002 was 24,835,108.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

================================================================================

                                    PART I

Item 1. Business

   Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies which could cause our actual results, performance or achievements in 2002 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; the continued acceptance of laser vision correction and other refractive surgical procedures; demand for elective surgical procedures generally and in response to a protracted economic downturn; our ability to successfully implement our discontinued operations plan on terms acceptable to us and consistent with the terms of our credit facility; the application of existing or proposed government regulations, and the factors set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

   Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed Eyecare, Inc. and its consolidated subsidiaries.

General

   We are an eye care services company and one of the nation's leading owners and operators of practice-based, single-specialty ambulatory surgery centers
(ASCs). We own and operate 15 practice-based, ophthalmic ASCs where eye care professionals perform surgical procedures--primarily cataract and refractive surgery (laser vision correction or LVC). We also operate eight laser vision correction centers, or LVC centers, where eye care professionals perform laser vision correction surgery, and we have entered into five fixed-site laser agreements pursuant to which we provide excimer lasers and other services to eye care professionals. In addition, we own and operate an optical products and services organization that sells eye care products and accessories to eye care professionals, corrective lenses and eyeglasses produced by our two wholesale optical laboratories, eyeglass frames and contact lenses purchased from manufacturers by our optical products purchasing organization, and marketing products and services. As part of our optical products and services business, we operate under service agreements with eye care practices retail optical outlets where eye glasses, contact lenses and other optical products are sold.

   We were originally organized as a Delaware limited liability company in March 1995, under the name, NovaMed Eyecare Management, LLC. In connection with a capital infusion from venture capital investors in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, responsible for overall strategic planning, with NovaMed Eyecare Management, LLC as an operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In June 1999, we changed the name of our principal operating subsidiary to NovaMed Eyecare Services, LLC. In August 1999, we consummated our initial public offering of common stock.

   In addition to our surgical facilities and optical products businesses, we also continue to provide management services to eye care practices pursuant to long-term service agreements (management services business). Under these service agreements, we provide business, information technology, administrative and financial services to our affiliated eye care professionals in exchange for a management fee.

   In October 2001, we announced our intentions to discontinue our management services business. In assessing our overall business, our Board of Directors determined that we should focus our business strategy primarily on the acquisition, growth and development of surgical facilities. Our surgical facilities segment has historically been more efficient than our other business segments, requiring relatively lower operating costs and producing our highest operating margins. In reviewing our management services business, the Board determined that, although the segment has been historically profitable, the returns did not justify the high overhead and capital spending necessary to operate the business. Consequently, at a meeting on September 27, 2001, the Board approved a plan to discontinue our management services business.

   During the third quarter of 2001, we reflected the management services business as discontinued operations in our financial statements and recorded a net loss of $27.2 million to account for the contemplated disposal of this business segment. In connection with this strategy, we also announced plans to restructure selected operations outside of our management services business, including corporate support functions and information technology, and to close under-performing facilities. These restructuring charges taken in the 2001 third quarter totaled $10.9 million. We also recorded other related charges in the 2001 third quarter of $3.7 million, including charges for an increase in facility accounts receivable reserves, professional fees incurred in the development of our restructuring plan, and severance costs.

   As part of our discontinued operations and restructuring plans, we have closed four LVC centers and plan to close an additional three LVC centers in 2002. We will also be restructuring the manner in which we have historically operated our remaining LVC centers, transitioning from a comprehensive management agreement with our affiliated practices to an agreement where we will be providing refractive surgical equipment and supplies, and in certain instances, surgical staff.

   The plan to discontinue our management services business contemplates that we pursue and/or negotiate approximately eighteen transactions in which we plan to: (a) terminate or transfer the service agreement with each of our affiliated practices; (b) terminate or transfer all employees providing services at these practice locations, as well as our regional business offices; (c) close or relocate our regional business offices; (d) sell all practice-based assets including fixed assets, equipment and accounts receivable; and (e) terminate or transfer our corporate-based and information technology employees who provide services primarily to the management services business. We will continue to perform our obligations under our service agreements until they are either terminated through mutually agreed upon transactions or otherwise transferred.

   In November 2001, the Board established a special committee comprised of two independent outside directors, C.A. Lance Piccolo and R. Judd Jessup. The Board determined that the establishment of this special committee would be conducive to objective, fully informed decision-making with regard to the divestiture transactions and in the best interests of our stockholders. The Board authorized the special committee to oversee our management team in all material facets of the divestiture transactions, ranging from establishing the procedures for preparing, evaluating, tendering and negotiating the divestiture transactions, to approving the final terms and conditions of each divestiture transaction. In this capacity, and with the assistance of independent advisors, the special committee has established initial financial and contractual parameters within which it believes the divestiture transactions would be fair and reasonable to us, and in the best interests of our stockholders. The special committee has also, on our behalf, retained a full-time consultant to assist our management team in negotiating the terms of the divestiture transactions. To the extent we believe a divestiture transaction warrants a fairness opinion from an independent investment bank, we have retained an investment bank to assist us with such efforts.

   As of March 29, 2002, we have consummated five divestiture transactions. From these transactions, we have received in the aggregate approximately $4 million in cash proceeds and approximately $1.1 million in seller financing, plus the buyers are assuming various liabilities. As part of these transactions, we have required our former affiliated physicians to enter into multi-year restrictive covenants precluding them from owning and operating ASCs and other surgical facilities. In addition, depending on the particular characteristics of the divested practice, we are entering into multi-year optical products and refractive supply agreements. Under these agreements, we will continue to provide services to these practices from our two continuing business segments. Under our refractive supply agreements, we contract with the practices to be their exclusive provider of current and future refractive technology. With our optical products supply agreements, our group purchasing organization and optical laboratories will be the primary provider of optical products and supplies to these entities.

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

   Eye care represents one of the largest health care service and product markets in the U.S. Projected annual spending in 2002 for health care costs associated with eye and vision conditions is estimated to be $29 billion, while annual spending on retail optical products is estimated to be an additional $16 billion, representing a total market of approximately $45 billion.

  Ambulatory Surgery Center Market

   The term "ambulatory surgery" refers to procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of ambulatory surgery centers in the early 1970s, the ambulatory surgery industry has grown consistently, with almost 3,200 ASCs currently in business. The ASC market has capitalized on new medical technologies, including improvements in surgical lasers, anesthesiology, endoscopy and arthroscopic surgical instruments. An estimated 6.2 million surgeries were performed in ASCs in 2000, up 17% from 1998. Ophthalmology is the largest single type of outpatient surgery, with approximately 1.6 million outpatient surgeries in 2000, representing approximately 26% of all outpatient surgeries. Outpatient surgical procedures are forecasted to grow 6% annually through 2006, when approximately 9 million procedures are expected to be performed.

   Cataract Surgery. Cataract surgery is currently the most widely performed surgical procedure in the U.S., with an estimated 2.7 million cataract surgeries in 2001. Cataract procedures are forecast to grow 2.4% annually over the next five years. A cataract occurs when the normally transparent lens of the eye becomes cloudy as part of the aging process. In cataract surgery, the ophthalmologist removes the clouded natural lens and replaces it with a synthetic intraocular lens. Cataract surgery is typically performed on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. More than 63% of people over the age of 60 have some degree of cataract formation. Cataract procedures are expected to continue to increase for many years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the vast majority of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers. In the U.S., approximately 35 million people are age 65 or older, representing 12.4% of the population. By 2010, this group is expected to increase 13.4% to 39.7 million and represent 13.2% of the population.

   Vision Correction Surgery. Approximately 145 million people in the U.S. require eyeglasses or contact lenses to correct refractive vision conditions that result from the improper curvature of the cornea. If the cornea's curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the person will see a blurred image. The three most common refractive conditions are:

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

   Although the number of vision correction procedures performed in the U.S. has grown rapidly since 1996, the number of annual procedures declined in 2001 from 2000. In 2001, eye care professionals performed an estimated 1.34 million laser vision correction surgery procedures in the U.S., representing a decrease of approximately 5% over the approximately 1.41 million procedures performed in 2000.

  Optical Products and Services

   While the number of patient options for vision correction has increased with improved surgical vision correction technologies and techniques, the market for basic optical goods including corrective lenses, eyeglass frames, contact lenses and other optical products and accessories, remains a significant market, estimated to be approximately $16 billion annually. We believe the increasing demand for premium products, along with the growing number of people over the age of 40 (estimated to exceed 130 million people within the next five years) will fuel the growth in this sector. Eyeglass frames are typically sold through retail optical outlets located in optometrist and ophthalmologist clinics, as well as through retail stores.

  Our Business Model

   We have historically focused on building regional clusters of ASCs, LVC centers and affiliated eye care professionals. With our decision to divest our management services business, we will focus primarily on acquiring, developing and operating single-speciality ASCs within new and existing markets. We believe that our experience in operating ophthalmic, practice-based ASCs, when coupled with our experience in working with and managing ophthalmologists, will provide our surgeon-customers with an efficient operating environment to maximize quality patient care.

  Single-specialty, practice-based ASCs and LVC Centers

   We own and operate 15 practice-based, single-specialty ASCs, each of which is a state-licensed and Medicare-certified ASC focused exclusively on ophthalmic procedures. Ophthalmologists perform cataract, laser vision correction and other eye related surgical procedures in our ASCs. Currently, we wholly own 14 of our 15 ASCs. We anticipate that the number of ASCs that we wholly own will likely diminish over time. We may elect to sell minority equity interests in our existing wholly owned ASCs to physicians or other entities or individuals in the local market. These investors will likely include our affiliated ophthalmologists. We may structure these minority interest sales as part of our divestiture transaction with a particular doctor or group of doctors. Alternatively, we may elect to continue to own 100% of the applicable facility, but enter into an option agreement with our former affiliated ophthalmologists where there will be corresponding put and call rights on a minority equity interest in an ASC. The terms of our credit facility limit our ability to sell minority interests in our existing ASCs to the extent any such sales would reduce our EBITDA in any 12-month period by more than $1 million. The definition of EBITDA in our credit facility is consistent with the EBITDA definition in the Notes to Item 6--Selected Financial Data, except that our credit facility definition includes EBITDA from discontinued operations.

   We will likely structure our future acquisitions of ASCs as purchases of a majority interest in a limited liability company that owns and operates the facility. The minority interests in these newly acquired facilities will likely be owned by physicians who owned an equity interest in the facility prior to our acquisition. We may also elect to sell additional equity interests in the facility to other physicians or non-physicians in the local market.

   In addition to owning and operating ASCs, we also operate under service agreements eight LVC centers where our affiliated eye care professionals perform laser vision correction surgery. We also have five fixed-site laser service agreements pursuant to which we provide excimer lasers and various services to eye care providers. As we divest our management services business, we will either terminate our relationships with these LVC centers altogether, or transition them to fixed-site laser service agreements. As of March 15, 2002, we have 24 excimer lasers in service.

   Effective March 1, 2001, we entered into a five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. The agreement sets forth pricing terms for our existing APEX/Infinity lasers, as well as the procurement and pricing terms for Alcon's most technologically advanced laser, the LADARVision System. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each laser, with minimum annual procedure requirements for each LADARVision System procured under the agreement. As of March 15, 2002, we have twelve Apex/Infinity lasers and nine LADARVision Systems covered by the agreement. Alcon may terminate the agreement if we fail, after reasonable cure periods, to comply with the material terms of the agreement. We may terminate the agreement if the FDA withdraws or materially restricts its approval of the use of any laser covered by the agreement or if patent issues or changes render the lasers unusable.

  Optical Products and Services

   We own and operate two full-service wholesale optical laboratories that specialize in surfacing, finishing and distributing corrective lenses and eyeglasses. Our laboratories have in excess of 500 active customers, including affiliated and non-affiliated ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows affiliated and non-affiliated eye care professionals to purchase optical products through us from more than 100 leading suppliers with which we have established strategic procurement relationships. We process consolidated monthly billing for over 1,000 customers that utilize our purchasing organization. In addition, our marketing services and products company provides eye care professionals with a range of products and services including brochures, videos, advertising and website design, education and training programs, and consulting services. We also continue to provide management services to eye care practices' retail optical outlets pursuant to long-term management services agreements.

Our Growth Strategy

   We are focused on the large and rapidly growing U.S. market for eye care, particularly the eye surgery segment. Our goal is to be one of the leading owners and operators of single-specialty ASCs. Our growth strategy includes the following specific components:

   Internal growth. We believe there are opportunities to increase the number of procedures performed at our existing ASCs. We believe the efficiency and convenience of single-specialty ASCs, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients thereby incentivizing physicians to use our ASCs instead of hospitals and other institutional settings.

   External growth. External growth opportunities in our surgical facilities segment are available through both the acquisition and development of ASCs. Subject to the limits of our credit facility, we continue to pursue acquisition and development opportunities in both our existing markets as well as new markets. The acquisition of a well-established, single-specialty ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need for development. Development of a new ASC can be an attractive alternative in states that do not require a certificate of need and where we have identified a physician partner. We believe that our management team's experience in acquiring and developing ASCs will continue to provide us with external growth opportunities.

   Optical Products and Services. We believe there are opportunities to grow our optical products and services business by adding ophthalmologists and optometrists as customers, as well as offering a broader range of products and services to our existing customer base.

Competition

   Surgical Facilities. In acquiring and developing single specialty ASCs and LVC centers, we compete with both corporations and eye care professionals. There are several publicly-held and private companies actively engaged in the acquisition, development and operation of ASCs and LVC centers. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger publicly held companies that have subsidiaries or divisions engaged in this business. Other companies focus more exclusively on the development and operation of LVC centers. Many of these competitors have greater resources than us. Our primary competitors in acquiring, owning and operating ophthalmic, single specialty ASCs are AmSurg Corp., United Surgical Partners International, Inc., Laser Vision Centers, Inc. and Symbion ARC.

   The majority of practice-based, ophthalmic ASCs continue to be owned by eye care professionals. Eye care professionals also own and operate LVC centers. Our ASCs and LVC centers compete with these provider-owned centers. In deploying excimer laser technology, eye care professionals either elect to own or lease this technology on their own or enter into an arrangement with a corporate entity that can provide the necessary capital, resources and facilities support. For the third quarter 2001, industry sources estimate that 35.8% of total laser vision correction procedures in the U.S. were performed in corporate-owned facilities, and 55.4% were performed in physician-owned centers. Laser vision correction and other refractive surgery procedures also compete with more traditional non-surgical treatments for refractive conditions, including eyeglasses and contact lenses.

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

Employees

   As of March 15, 2002, we had 871 employees, 719 of whom are full-time employees. We are not a party to any collective bargaining agreements. As part of the divestiture transactions closed as of March 15, 2002, we have terminated 182 employees, the overwhelming majority of whom have been hired by our former affiliated practices. To the extent we are successful in completing our discontinued operations plan, we will likely terminate approximately 560 additional employees, most of whom we anticipate will be hired by the parties to our divestiture transactions. Upon consummating all of our contemplated divestiture transactions and completing our discontinued operations plan, we anticipate employing approximately 300 employees in connection with our continuing operations, approximately 230 of whom will be full-time employees.

   John D. Hunkeler, M.D., a member of our Board of Directors since 1997, resigned from the Board effective March 19, 2002.

Trademarks

   We have registered the name, NovaMed Eyecare Management, as a U.S. Service mark.

Governmental Regulation

   As a participant in the health care industry, our operations are subject to extensive and increasing regulation by governmental entities at the Federal, state and local levels. Many of these laws and regulations are subject to varying interpretations, and we believe courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and some of our activities could be challenged.

   We cannot assure you that Federal or state regulatory authorities would not challenge any of our business operations. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend against these challenges regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences including losing our eligibility to participate in Medicare, Medicaid or other Federal or state health care programs, or losing other contracting privileges and, in some instances, civil or criminal fines. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

   The regulatory environment in which we operate may change significantly in the future. Numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system. In addition, several sets of regulations have been recently adopted that may require substantial changes in the way health care providers operate over the coming years. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements or the structure of our fees, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which may have a material adverse effect on our business, financial condition and results of operations.

   The following is a summary of some of the health care regulatory issues affecting our operations and us.

  Federal Law

   Anti-Kickback Statute. The Federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other Federal health care programs. Violations of this statute may result in criminal penalties, including imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation plus up to three times the amount of the underlying remuneration, and exclusion from Federal or state programs including Medicare or Medicaid.

   The Federal anti-kickback statute contains a number of exceptions. In order to address the problems created by the broad language of the statute, Congress directed the Department of Health and Human Services, or DHHS, to develop regulatory exceptions, known as safe harbors, to the Federal anti-kickback statute's referral prohibitions. When possible, we have attempted to structure our business operations within a safe harbor. However, some aspects of our business either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards have been proposed. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

   Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs. Generally, most of our competitors only own a portion of the ASCs, with physicians owning the remaining portion. While we currently co-own only one of our ASCs with a physician, we will likely co-own most of the ASCs that we will acquire in the future. We will also likely be selling interests in our existing wholly-owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements.

   The applicable regulatory authorities have provided little guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the limited guidance that is available, we believe that if we pursue joint ownership of ASCs with physicians, our joint ownership would comply with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs would be Medicare certified; patients referred to an ASC by an investor would be informed of the referring physician's investment interest in the ASC; the terms on which an investment interest in the ASC would be offered to an investor would not be related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity would loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC would be directly proportional to their investment interests; the ASCs would treat Federal health program beneficiaries in a non-discriminatory manner; and the ASCs would be an integral part of the investor-physicians' practices and would account for a significant portion of the investor-physicians' medical practice income.

   Self-Referral Law. Subject to limited exceptions, the Federal self-referral law, known as the "Stark Law," prohibits physicians and optometrists from referring their Medicare or Medicaid patients for the provision of "designated health services" to any entity with which they or their immediate family members have a financial relationship. "Financial relationships" include both compensation and ownership relationships. "Designated health services" include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services. Physicians do not currently refer to our ASCs for the provision of "designated health services."

   The Stark law does not prohibit physician ownership or investment interests in ASCs to which they refer patients. The Centers for Medicare and Medicaid Services clarified this in the recently effective Phase I regulations interpreting the Stark law by providing that services that would otherwise constitute a "designated health service," but that are paid by Medicare as part of bundled rate, will not be considered designated health services for purposes of the Stark Law. Thus, when an intraocular lens, or IOL, used in cataract surgery is included in an ASC bundled payment rate, the IOL will not be considered to be a "designated health service."

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

   Health Insurance Portability and Accountability Act. In August of 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Included within HIPAA's health care reform provisions are its "administrative simplification" provisions, which require that health care transactions be conducted in a standardized format, and that the privacy and security of certain individually identifiable health information be protected. Proposed rules for many of the administrative simplification subject areas have been published. Final rules covering "Standards for Electronic Transactions and Code Sets" were published on August 17, 2000, and set forth the standardized billing codes and formats that we must use when conducting certain health care transactions and activities. The effective date of these final rules was October 16, 2000, and we have until October 16, 2002 to come into compliance with these rules. By filing an extension plan by October 16, 2002, we can extend this compliance date to October 16, 2003. On December 28, 2000, the DHHS published final rules addressing "Standards for Privacy of Individually Identifiable Health Information" under HIPAA's administrative simplification provisions. Compliance with these rules is required by April 14, 2003. These rules will create substantial new compliance issues for all "covered entities"--which include health care providers, health plans, and health care clearinghouses--that engage in regulated transactions and activities. Our operations are covered by the final rules. Violations of HIPAA can result in civil penalties of up to $25,000 per person per year for each violation and criminal penalties of up to $250,000 and/or up to 10 years in prison per violation.

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

   Corporate Practice of Medicine. A number of states have enacted laws or have common law that prohibit the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Application of the corporate practice of medicine prohibition varies from state to state. Although we neither employ physicians nor provide professional medical services, we continue to provide services to physicians in connection with their performance of surgical procedures through fixed-site laser agreements (although these ongoing services will be much more limited in scope than the comprehensive management services historically provided through our management services business). To the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, we cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with these eye care professionals and there is a possibility that some provisions of our agreements may not be enforceable.
   Fee-Splitting Laws. The laws of some states prohibit providers from dividing with anyone, other than providers who are part of the same group practice, any fee, commission, rebate or other form of compensation for any services not actually and personally rendered. Penalties for violating these fee-splitting statutes or regulations may include revocation, suspension or probation of a provider's license, or other disciplinary action. In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. The precise language and judicial interpretation of fee-splitting prohibitions varies from state to state. Courts in some states have interpreted fee-splitting statutes to prohibit all percentage of gross revenue and percentage of net profit management fee arrangements. Other state statutes apply only to prohibit fee splitting in return for referrals. To the extent any of our contractual arrangements are construed by a court or enforcement agency to violate the jurisdiction's fee-splitting laws, we may be required to redesign or reformulate our arrangements and there is a possibility that some provisions of our agreements may not be enforceable.

Excimer Laser Regulation

   Medical devices, including the excimer lasers used in our eye surgery and laser centers, are subject to regulation by the U.S. Food and Drug Administration, or the FDA. Medical devices may not be marketed for commercial sale in the U.S. until the FDA grants pre-market approval for the device.

   Failure to comply with applicable FDA requirements could subject us or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers.

Discontinued Operations

  General--Management Services

   As of March 15, 2002, we have long-term service agreements in place with professional entities covering 45 ophthalmologists and 35 optometrists, who provide eye care services in one or more of our 43 eye care clinic locations. Generally, we have sought to cluster eye care clinics within regional markets that can support one or more ASCs and one or more LVC centers. Prior to adopting our discontinued operations plan, our strategy involved affiliating with leading eye care professionals within a regional market until we had achieved a cluster of eye care clinics, affiliated eye care professionals, ASCs and LVC centers in a hub and spoke configuration throughout the regional market.

   We provide services, facilities and equipment to our affiliated eye care professionals under long-term service agreements. These service agreements are generally for a 40-year term and require us to provide all of the business, administrative and financial services necessary to operate the eye care clinics. These services typically include:

  .  billing, collection and cash management services

  .  procuring and maintaining all office space, equipment and supplies

  . subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel

  . assisting our affiliated eye care professionals in recruiting additional ophthalmologists and optometrists

  .  all administrative and support services

  .  information technology services

   Our affiliated eye care professionals provide a wide range of eye care services to patients including basic eye examinations, the diagnosis and treatment of complex eye conditions and eye surgery, primarily cataract and LVC surgery. Our affiliated eye care professionals currently practice in eye care clinics which are leased and staffed by us. We also own all of the non-medical assets used by the clinics, including all equipment and working capital.

  Competition--Management Services

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

  Government Regulation--Management Services

   Our management services business, and the operations of our affiliated ophthalmologists and optometrists, are also subject to extensive and continuing regulation by governmental entities at the Federal, state and local levels. The following is a summary of the health care regulatory issues affecting these discontinued operations, both with respect to our affiliated eye care professionals and us:

  Federal Law

   Anti-Kickback Statute. As discussed above, there are safe harbor regulations to the Federal anti-kickback statute. When possible, we have attempted to structure our management services business and our relationships with our affiliated providers within a safe harbor. Some aspects of our management services business, the business of our affiliated providers, and our relationships with our affiliated providers either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards have been proposed. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

   Self-Referral Law. Our affiliated providers provide limited categories of designated health services, specifically, diagnostic radiology services, including A-scans and B-scans, and prosthetic devices, including eyeglasses and contact lenses furnished to patients following cataract surgery. Compensation arrangements between our affiliated providers and their employers have historically been structured to comply with the Stark Law.

   Civil False Claims Act. The Federal Civil False Claims Act prohibits knowingly presenting or causing to be presented any false or fraudulent claim for payment by the government, or using any false or fraudulent record in order to have a false or fraudulent claim paid.

   Health Insurance Portability and Accountability Act. The operations of our affiliated providers are covered by HIPAA. Because of our discontinued operations plan, we do not anticipate causing our affiliated providers to become compliant by the various HIPAA-related deadlines, the first of which occurs in October 2002 (unless extended to October 2003 by filing an extension plan). To the extent we consummate divestiture transactions prior to such deadlines, we anticipate that the affected providers will be responsible for ensuring their compliance with HIPAA.

  State Law

   Corporate Practice of Medicine Laws. Although we neither employ doctors nor provide professional medical services, to the extent any portion of the comprehensive management services that we provide under our service agreements is construed by a court or enforcement agency to constitute the practice of medicine, our service agreements provide that our obligations to perform the act or service is waived. We cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with our affiliated eye care professionals and there is a possibility that some provisions of our service agreements may not be enforceable.

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

Item 2. Properties

   We do not own any real property. We lease space for our corporate headquarters in Chicago, our regional offices, our ASCs and our LVC centers, and our optical services operations. As part of our management services business, we also continue to lease the clinics of our affiliated eye care professionals. In some cases, these facilities are leased from our affiliated eye care professionals and other related parties. See "Item 13--Certain Relationships and Related Transactions." Our corporate offices in the Chicago metropolitan area consist of 12,824 square feet in downtown Chicago, and 10,499 square feet in Des Plaines, Illinois.

   The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple five-year renewal terms at our option. Generally, our ASCs, LVC centers, eye care clinics and optical retail outlets are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 300 to 22,993 square feet, and the terms of these leases have expiration dates ranging from April 30, 2002 to February 29, 2010. Depending on state licensing and Certificate of Need issues, addressing capacity constraints in any of our ASCs in a similar manner may require state regulatory approval.

   The following tables list the locations of our surgical facilities:

                     Medicare-Certified and Licensed ASCs


                                            Number of
                                            Operating
                          Location            Rooms
                          --------          ---------
                          Atlanta, GA......     2
                          Columbus, GA.....     3
                          Chicago, IL......     1
                          Maryville, IL....     1
                          River Forest, IL.     2
                          Hammond, IN......     2
                          Merrillville, IN.     2
                          New Albany, IN...     2
                          Overland Park, KS     3
                          Thibodaux, LA....     1
                          Florissant, MO...     1
                          Kansas City, MO..     2
                          St. Joseph, MO...     1
                          Chattanooga, TN..     1
                          Richmond, VA.....     1

                  LVC Centers and Fixed-Site Laser Agreements


                    Athens, GA            Overland Park, KS
                    Columbus, GA          St. Louis, MO
                    Kennesaw, GA          Cincinnati, OH
                    Davenport, IA         Oklahoma City, OK
                    Arlington Heights, IL Richmond, VA
                    Peoria, IL            Chesapeake, VA
                    Evansville, IN

Item 3. Legal Proceedings

   We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   We did not submit any matter to a vote of our security holders during the fourth quarter of 2001.

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

                                                          High   Low
                                                         ------ -----
           Fiscal year ending December 31, 2001:
              First Quarter............................. $ 3.63 $1.06
              Second Quarter............................ $ 3.42 $1.06
              Third Quarter............................. $ 2.49 $1.35
              Fourth Quarter............................ $ 2.07 $1.01
           Fiscal year ending December 31, 2000:
              First Quarter............................. $18.25 $6.81
              Second Quarter............................ $14.38 $5.81
              Third Quarter............................. $10.00 $2.50
              Fourth Quarter............................ $ 2.75 $0.88
           Fiscal year ending December 31, 1999:
              Third Quarter (beginning August 18, 1999). $15.63 $7.88
              Fourth Quarter............................ $11.69 $4.81

   On March 15, 2002, the last reported sale price of our common stock was $0.82, and there were approximately 350 holders of record of our common stock. This figure does not consider the number of individual holders of securities that are held in the "street name" of a securities dealer.

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

Item 6. Selected Financial Data

   The consolidated statement of operations data set forth below for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data at December 31, 2001 and 2000, are derived from our respective audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from our audited financial statements which are not included in this Form 10-K.

   The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                               Year Ended December 31,
                                                                                    --------------------------------------------
                                                                                      2001     2000     1999     1998     1997
                                                                                    --------  -------  -------  -------  -------
                                                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue........................................................................ $ 70,063  $67,848  $50,778  $31,103  $20,525
                                                                                    ========  =======  =======  =======  =======
Income (loss) from continuing operations before restructuring and other charges.... $  5,446  $ 6,876  $ 4,544  $   381  $(1,437)
Restructuring charges (a)..........................................................  (10,912)      --       --       --       --
Other charges (a) (b)..............................................................   (3,719)      --   (2,690)      --       --
                                                                                    --------  -------  -------  -------  -------
Income (loss) from continuing operations........................................... $ (9,185) $ 6,876  $ 1,854  $   381  $(1,437)
                                                                                    ========  =======  =======  =======  =======
Net income (loss) from continuing operations....................................... $ (6,179) $ 3,639  $  (346) $   (65) $  (843)
                                                                                    ========  =======  =======  =======  =======
Net income (loss) from continuing operations before restructuring and other charges
 per diluted share (a) (b)......................................................... $   0.11  $  0.14  $  0.11  $ (0.06) $ (0.05)
Restructuring and other charges per diluted share..................................    (0.36)      --    (0.34)      --       --
                                                                                    --------  -------  -------  -------  -------
Net income (loss) from continuing operations per dilutive share.................... $  (0.25) $  0.14  $ (0.23) $ (0.06) $ (0.05)
                                                                                    ========  =======  =======  =======  =======

                                                                                      2001     2000     1999     1998     1997
                                                                                    --------  -------  -------  -------  -------
Other Data:
EBITDA (c)......................................................................... $  9,958  $10,879  $ 6,963  $ 1,773  $  (422)
EBITDA as percentage of net revenue (c)............................................     14.2%    16.0%    13.7%     5.7%      --
Number of surgical facilities operated as of the end of period:
   ASCs............................................................................       15       15       12       10       10
   LVC centers and fixed-site laser agreements.....................................       13       19        7       --       --
Number of surgical procedures performed:
   Cataracts.......................................................................   20,809   17,252   15,877   13,681   10,816
   LVC.............................................................................   18,810   24,229   13,366    5,083    1,676
   Other eye surgery procedures....................................................   10,178    8,743    7,718    8,845    6,464
                                                                                    --------  -------  -------  -------  -------
      Total........................................................................   49,797   50,224   36,961   27,609   18,956

                                                  As of December 31,
                                       ----------------------------------------
                                        2001     2000    1999    1998    1997
                                       ------- -------- ------- ------- -------
Consolidated Balance Sheet Data:
Working capital....................... $14,170 $ 23,725 $11,972 $ 9,186 $10,353
Total assets..........................  81,973  116,657  84,658  60,270  50,846
Total debt, excluding current portion.  20,708   26,184     188  20,393  15,739
Redeemable convertible preferred stock      --       --      --  16,430  12,680
Total stockholders' equity............  50,579   82,864  74,781  16,954  18,149

--------
Notes:
(a) In connection with our restructuring plan announced in October 2001, we recorded certain restructuring and other charges related to the closure of certain facilities and the reorganization and downsizing of our information technology function.
(b) In connection with our initial public offering consummated on August 18, 1999 (IPO), we recorded noncash, nonrecurring charges for compensation expense related to stock options and a discount to the IPO offering price upon the exchange of subordinated notes for common stock in 1999 and 1998. In addition, we recorded accretion of Series C and Series D convertible preferred stock to increase the carrying value of such stock to its potentially redeemable value. Please see the notes to consolidated financial statements included elsewhere in this Form 10-K for more discussion.

(c) EBITDA represents the sum of income before income taxes, interest, depreciation and amortization, and in 2001 restructuring and other charges and in 1999 noncash stock based compensation and discounts upon exchange of subordinated notes for common stock. We understand that industry analysts generally consider EBITDA to be one measure of the financial performance of a company that investors find useful in analyzing the operating performance of a company and its ability to service debt. EBITDA, however, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Given that EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations

   You should read the following discussion along with our consolidated financial statements and related notes included elsewhere herein. Our actual results, performance and achievements in 2002 and beyond may differ materially from those expressed in or implied by forward-looking statements contained in this discussion. Such forward-looking statements are made within the meaning of the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies and Estimates

   Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

   We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-6), the following policies involve a higher degree of judgment and/or complexity.

   Revenue Recognition and Accounts Receivable, Net of Allowances. Revenue from surgical procedures performed at our surgical facilities, net of contractual allowances, is recognized at the time the procedure is performed. The contractual allowance is the difference between the fee we charge for a procedure performed at our surgical facility and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates for the applicable procedure when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific contracted rate. Revenue from product sales, net of an allowance for returns and discounts, is recognized when the product is shipped to our customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given. Surgical facilities and product sales revenue is further adjusted by a provision for doubtful accounts. We base our estimate for doubtful accounts on the aging category and our historical collection experience. If we fail to accurately file for reimbursement on a timely basis with third party payors there may be an adverse affect on our collection results.

   Accounts receivable have been reduced by the reserves for contractual allowances and doubtful accounts noted above.

   Property and equipment. Property and equipment are depreciated or amortized over their useful lives based on management's estimates of the period over which the assets will generate revenue. We periodically review these lives relative to physical factors, economic factors and industry trends.

   Asset impairment. In assessing the recoverability of our fixed assets, goodwill and other noncurrent assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

   Restructuring and discontinued operations reserves. In 2001, we recorded a $10.9 million pretax charge related to our restructuring plan and a $27.2 million net loss to account for the contemplated disposal of our discontinued operations. These estimated losses were based on the best information available to management at the date the plan of discontinued operations and restructuring was announced. The actual results could differ from our initial estimate and those differences could be material to the financial statements. We evaluate the estimates at least quarterly. If it is determined that the loss should be adjusted based on changes in facts or circumstances, such adjustment will be recorded at that time.

   Income taxes. We record a valuation allowance to reduce our deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we have considered future taxable income and ongoing feasible tax strategies in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, we may be required to adjust our valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.

Results of Operations

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

   Net Revenue. Net revenue increased 3.4% from $67.8 million to $70.1 million. Surgical facilities revenue decreased 4.4% from $41.2 million to $39.4 million primarily due to the decrease in surgical procedures performed as well as the change in surgical procedure mix. In 2001, total surgical procedures performed in our surgical facilities decreased 1% to 49,797. LVC procedures decreased 22.4%, cataract procedures increased 20.6% and other procedures increased 16.4%, compared to 2000. Management believes that the demand for elective LVC surgery was negatively impacted by the general economic conditions in 2001. Due to the decrease in demand, we closed four LVC centers in 2001. Product sales and other revenue increased 15.4% from $26.6 million to $30.7 million, primarily as a result of a 27.5% revenue increase at our optical products purchasing organization offset by a 14.5% decrease in revenue at our optical dispensaries (also referred to as retail optical outlets). The increase in revenue at our optical products purchasing organization was primarily due to the addition of new customers and increased sales to existing customers. The decrease in revenue from our optical dispensaries was due to the closing of optical dispensaries in 2001 as well as a decline in sales at some of our existing optical dispensaries.

   Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 7.2% from $18.1 million to $16.8 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 26.6% to 24.0%. The decrease in salaries, wages and benefits expense is a result of staff reductions at some surgical facilities in response to the reduction in LVC procedures as well as corporate staff reductions. In addition, corporate salaries were further reduced in the fourth quarter as a result of our discontinued operations and restructuring plan. Salaries, wages and benefits expense in 2001 includes approximately $0.9 million of expense at surgical facilities acquired or developed late in 2000 or during 2001.

   Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 18.5% from $28.1 million to $33.3 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 41.4% to 47.5%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. The increase in cost of sales and medical supplies as a percentage of revenue is due to our lower profit margin product sales and other segment revenue increasing to 43.8% of total revenue in 2001, up from 39.3% in 2000.

   Selling, General and Administrative. Selling, general and administrative expense decreased 8.3% from $10.8 million to $9.9 million. As a percentage of revenue, selling, general and administrative expense decreased from 15.9% to 14.1%. The decrease in selling, general and administrative expense was the result of a $1.3 million reduction in administrative expenses related to the corporate staff reductions as well as a decrease in marketing expense. This was offset, in part, by a $0.4 million increase for expenses at surgical facilities acquired or developed late in 2000 or during 2001.

   Restructuring and Other Charges. We recorded $10.9 million of charges in connection with our announcement to restructure our corporate support functions, including information technology, and to close under-performing facilities. An additional $3.7 million of other related charges were recorded which included an increase in facility accounts receivable reserves, professional fees incurred in development of our discontinued operations and restructuring plan and severance and other employee costs incurred prior to approval of this plan.

   Depreciation and Amortization. Depreciation and amortization expense increased 15.0% from $4.0 million to $4.6 million due to the full year impact of significant capital expenditures in 2000 in both the surgical facilities and product sales segments as well as the impact of surgical facilities acquisitions and openings in 2000.

   Other Expense. Other expense increased to $1.0 million from $0.9 million in 2000. Interest expense remained even at $1.0 million, as average lower interest rates in 2001 offset a higher average debt balance.

   Provision for Income Taxes. Our effective tax rate increased to 39.3% from 39.2%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our Federal income tax return, primarily goodwill amortization.

  Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Net Revenue. Net revenue increased 33.5% from $50.8 million to $67.8 million. Surgical facilities revenue increased 32.5% from $31.1 million to $41.2 million, primarily as a result of owning and operating additional ASCs and operating additional LVC centers, resulting in growth in the number of surgical procedures performed. In 2000, total surgical procedures performed in our surgical facilities increased 36% to 50,224. LVC procedures increased 81.3%, cataract procedures increased 8.7% and other procedures increased 13.3%, compared to 1999. Surgical procedures in 2000 grew despite the adverse effects of particularly bad winter weather in December 2000, when surgical procedures in ASCs we owned and operated for one year or more declined 15% from December 1999. In those ASCs we owned for a year or more, our ASCs averaged 3,924 surgical procedures for the full year 2000, up from 3,860 in 1999. Product sales and other revenue increased 35.0% from $19.7 million to $26.6 million, primarily as a result of higher volumes at our optical products purchasing organization, and to a lesser extent, the revenue associated with our acquisition of a marketing products and services company in May 2000.

   Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 30.2% from $13.9 million to $18.1 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 27.5% to 26.6%. The absolute increase in salaries, wages and benefits expense primarily reflects the additional payroll incurred as a result of new acquisitions and affiliations. Also contributing to the increase was approximately $320,000 of severance costs associated with the streamlining of our organizational structure during the second half of the year.

   Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 28.3% from $21.9 million to $28.1 million. As a percentage of revenue, cost of sales and medical supplies expense decreased from 43.2% to 41.4%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. Higher supply costs associated with the increase in laser vision correction procedures also contributed to the absolute increase during the period. The decrease in cost of sales and medical supplies as a percentage of revenue reflects efforts during the year to negotiate corporate contracts with selected strategic suppliers.

   Selling, General and Administrative. Selling, general and administrative expense increased 35.0% from $8.0 million to $10.8 million. As a percentage of revenue, selling, general and administrative expense increased from 15.7% to 15.9%. The absolute increase in selling, general and administrative expense was the result of costs incurred at new acquisitions and affiliations, along with increased marketing expenditures during the first half of 2000.

   Depreciation and Amortization. Depreciation and amortization expense increased 66.7% from $2.4 million to $4.0 million. Acquisitions as well as increased capital expenditures increased overall depreciation and amortization expense.

   Compensation Expense Related to Stock Options. In 1999, we fully vested all options granted from February 1, 1999 through July 23, 1999. We issued options to acquire 1,050,800 shares of our common stock during this time period, which were granted with exercise prices below the fair market value. Accordingly, we recorded a noncash, pre-tax charge of $2.7 million as compensation expense related to those options which became fully vested on the completion of our IPO.

   Other Expense. Other expense decreased from $2.9 million in 1999 to $0.9 million in 2000. The 1999 expense includes $2.4 million of discount recorded upon the conversion of our subordinated exchangeable promissory notes into common stock on the completion of our IPO. Interest expense increased 36.9% from $711,000 to $973,000, the result of higher interest rates and higher average outstanding balances when compared with the prior year period.

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

Liquidity and Capital Resources

   We generated cash from continuing operating activities for the year ended December 31, 2001 of $6.0 million. We used $2.7 million in our investing activities in 2001, which included the purchase of a 60% interest in an ASC in Thibodaux, LA and the purchase of property and equipment. We decreased net bank borrowings by $5.7 million to $20.7 million at December 31, 2001 with cash provided by our continuing and discontinued operations. In the first quarter of 2002, net bank borrowings were further reduced by $8.3 million to $12.4 million at March 29, 2002 with cash provided by our continuing and discontinued operations and divestiture transactions. As of December 31, 2001 and 2000, we had cash and cash equivalents of approximately $967,000 and $785,000, respectively, and working capital of approximately $14.2 million and $23.7 million, respectively.

   We amended our revolving credit facility on August 29, 2001. The primary purpose of this amendment was to revise the acquisition and affiliation covenants to better conform to our surgical facilities focus. On October 23, 2001, we amended our revolving credit agreement to reflect implementation of the discontinued operations plan. The amendment included an initial reduction of the maximum commitment available under the facility from $50 million to $45 million. Beginning January 1, 2002, the maximum commitment available under the facility will be reduced by $2.5 million per quarter, resulting in a maximum commitment of $35 million as of October 1, 2002. The credit agreement expires on June 30, 2003.

   Under the amended facility, interest on borrowings under the credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 6.5% for the twelve months ended December 31, 2001 and was 4.0% at December 31, 2001. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As amended, the credit agreement requires that we use 100% of the proceeds from our divestiture transactions to pay down our outstanding debt.

   We further amended our credit agreement subsequent to December 31, 2001 to include additional covenants. We will be in default under our credit agreement if our cash expenditures incurred in connection with our discontinued operations plan (including, without limitation, the costs of structuring and negotiating our divestiture transactions, terminating employees and closing facilities) exceeds by $10 million the sum of our EBITDA from our discontinued management services operations plus the cash proceeds from these transactions. As of December 31, 2001, we were in compliance with all our credit agreement covenants.

   We expect our cash flow from operations and funds available under our existing revolving credit facility will be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition activities, capital requirements associated with our surgical facilities, expansion and the future cost of surgical equipment, and the cost of completing our discontinued operations plan. We also expect the cash proceeds from divestitures to supplement our cash flow.

   One of our former affiliated eye care professionals has the option, exercisable beginning January 1, 2004 through January 1, 2006, to acquire up to a 30% interest in one of our ASCs. We have also entered into an agreement, subject to state licensure approvals, to sell a 20% interest in one of our ASCs to two former affiliated eye care professionals.

   Effective March 1, 2001, we entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which we can procure and utilize excimer lasers manufactured by Alcon. During the five-year term, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the five-year term, whether or not these procedures are performed. As of March 1, 2002, we have entered into commitments to pay Alcon up to approximately $1.4 million annually during the five-year term.

   On June 15, 2000, we entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller. Certain of these contingencies were satisfied in 2000 with respect to one of the ASCs, which we acquired in December 2000. We have terminated our agreement to acquire the second ASC, and have sold back to the seller the ASC acquired in December 2000.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Under the new pronouncement, goodwill related to acquisitions after July 1, 2001 has not been amortized. Effective January 1, 2002 we will adopt SFAS 142 and are evaluating the effect that such adoption may have on our consolidated financial statements. Any impact related to the required impairment testing will be treated as a change in accounting method in the consolidated financial statements. If no impairment losses require recognition, it is estimated that our diluted earnings per share in 2002 will improve by approximately two cents, due to the non-amortization of goodwill.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). This pronouncement establishes a single accounting model of the impairment of disposal of long-lived assets, including discontinued operations. SFAS

144 is required to be adopted January 1, 2002. Although SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the accounting treatment related to our decision in September 2001 to discontinue our management services segment under APB Opinion 30 is not impacted. We do not anticipate that the adoption of this standard will have a material impact on the consolidated financial statements.

Risk Factors

   The following factors should be considered in evaluating our company and our business. These factors may have a significant impact on our business, operating results and financial condition.

Risks relating to Our Discontinued Operations Plan

   Whether or not we are successful in completing our discontinued operations plan, we may lose revenue in our continuing operations if our former affiliated physicians elect to refrain from using our surgical facilities or purchasing optical products from our optical products and services business.

   During 2002, we are pursuing divestiture transactions with our affiliated eye care professionals, many of whom are also customers using our ASCs and/or purchasing products from our optical products division. In 2001, our affiliated eye care professionals performed 86% of the surgical procedures performed in our surgical facilities, and their purchases from our optical products division comprised 25% of the division's total revenue. These eye care professionals may not continue to use our surgical facilities or purchase our optical products and services.

   Given the nature of the doctor services industry, particularly with respect to the physician practice management model that we used to form the structure of our relationships, some of our affiliated eye care professionals view favorably the prospects of terminating our services agreements and regaining the day-to-day control over their business operations. Despite their potential desire to terminate our relationship, we may have difficulty reaching agreements with our affiliated eye care professionals on terms and conditions that are acceptable to us and our lenders. If we fail to reach an agreement, or if the negotiations resulting in an agreement are long and difficult, the future relationships with these doctors could be strained. These strained relationships could deter a doctor from using our surgical facilities or purchasing our optical products and services. For the year ended December 31, 2001, surgical procedures performed by one of our affiliated practices accounted for approximately 32% of our surgical facilities revenue, and 18% of our consolidated revenue. If some or all of the physicians from this affiliated practice elect to refrain from using our surgical facilities, we could experience reductions in our profitability and revenue growth.

   As part of the terms of applicable divestiture transactions, we are attempting to negotiate multi-year supply agreements where we will continue to be the primary supplier of optical products to our former affiliated eye care professionals. We may not be successful in negotiating these agreements, or the agreements may be challenged and rendered unenforceable. Thus, our discontinued operations plan could limit or reduce our optical products division's profitability and revenue growth.

   We currently own 100% of 14 of our 15 licensed ASCs and 60% of the other ASC. Another potential term of our divestiture transactions could include selling our former affiliated ophthalmologists a minority interest in an ASC located within reasonable proximity of their office locations. Selling minority interests in our existing ASCs may reduce our current profitability. The terms of our credit facility limit our ability to sell minority interests in our existing ASCs to the extent any such sales reduce EBITDA in any 12-month period by more than $1 million. Co-owning ASCs with physicians may create additional regulatory risk. See "Government Regulation--Federal Law--Anti-Kickback Statute."

   Our failure to complete our plan to divest our management services business in a timely and orderly fashion could limit or reduce our profitability and revenue growth, and could result in further charges and/or changes in accounting presentation.

   Although we have closed five divestiture transactions as of March 29, 2002, we have approximately thirteen more transactions to negotiate and close in 2002. The amount of time and resources necessary to negotiate and close these transactions is significant, and this effort can distract our senior management and employees from our continuing business operations. As a result, our continuing business operations may suffer from our inability to devote all of our time, effort and resources to them.

   In connection with our discontinued operations plan, we recorded a net loss of $27.2 million in the 2001 third quarter. In taking this charge, we believe we have established adequate reserves to cover the expenses of negotiating and closing these transactions. We also believe that we have made reasonable estimates on our gains and/or losses derived from these transactions. Because we are relatively early in the process, however, it is possible that the actual results will differ from our estimates and our reserves may not be sufficient to fund the cost and expense of negotiating and closing these transactions.

   Our failure to complete our plan on terms acceptable to us and our lenders could result in our inability to decrease our outstanding debt under our credit facility and, to the extent costs incurred in connection with our pursuit of our discontinued operations plan far exceed our sales proceeds from these divestiture transactions, we could be in default under our loan agreement.

   The terms of our credit facility require that we use 100% of the proceeds from our divestiture transactions to pay down our outstanding debt. The cash proceeds that we realize from these transactions may not be as much as we may have anticipated. Moreover, under the terms of our credit facility, we will be in default if our cash expenditures incurred in connection with our discontinued operations plan (including, without limitation, the costs of structuring and negotiating our divestiture transactions, terminating employees and closing facilities) exceeds by $10 million our EBITDA from our discontinued management services operations and the cash proceeds from these transactions.

   Even if we successfully complete our discontinued operations plan, we may continue to have liabilities and expenses relating to our management services business.

   In negotiating and consummating divestiture transactions, we may not be successful assigning or being released from various liabilities arising from the operation of our management services business. For example, under our service agreements we lease all of the office space where our affiliated eye care professionals treat patients; third party landlords may refuse to release us from our obligations under these leases. Although we will use reasonable efforts to avoid remaining responsible under these and other similar arrangements, and in any event may have indemnification rights against our former affiliated eye care professionals or other transferees, our efforts to be released may fail or our indemnification rights may prove worthless if our transferees cannot satisfy their responsibilities to us. Consequently, our payment of residual liabilities and expenses relating to our management services business could limit or reduce our revenue and profitability.

Risks Relating to Our Business

   Our failure to operate, acquire or develop a sufficient number of profitable surgical facilities could limit our profitability and revenue growth.

   Our growth strategy is focused on growing our existing ASCs and acquiring or developing new ASCs in a cost-effective manner. We may not experience an increase in surgical procedures at our existing or future ASCs. We may not be able to achieve the economies of scale and patient base, or provide the business, administrative and financial services required to sustain profitability in our existing and future ASCs. Newly acquired or developed facilities may generate losses or suffer lower operating margins than our more established facilities, or they may not generate returns that justify our investment. In addition, if vision correction technology becomes available to ophthalmologists that is less expensive than the medical equipment currently required for laser vision correction, eye care professionals might have less interest in using our ASCs or refractive surgical equipment for vision correction procedures.

   We may not be able to identify suitable acquisition or development targets, successfully negotiate the acquisition or development of these facilities on satisfactory terms, or have the access to capital to finance these endeavors. We anticipate that we will fund the acquisition and development of future ASCs from borrowings under our credit facility. The maximum commitment available under our facility decreases to $35 million on October 1, 2002. This limit could reduce our ability to acquire and/or develop ASCs.

   In addition, we currently wholly own 14 of our 15 ASCs. The terms of our credit facility limit our ability to sell minority interests in our existing ASCs to the extent any such sales would reduce our EBITDA in any 12-month period by more than $1 million. This limitation could affect the manner and timing in which we may want to pursue co-ownership of our existing ASCs with physicians and other investors in our existing local markets.

   If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations, including our ability to achieve and sustain profitability, could be adversely affected.

   We may not compete effectively with other companies that have more resources and experience than us.

   Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, refractive laser center companies, hospitals, individual ophthalmologists, other ASCs, LVC centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources may be more successful in acquiring and developing surgical facilities. Our wholesale optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

   Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow.

   Revenue from laser vision correction procedures comprised approximately 16% of our consolidated revenue for the year ended December 31, 2001. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. This competitiveness has resulted in many of our competitors offering laser vision correction or other refractive surgery services at lower prices than the prices charged by us. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

   Government sponsored health care programs, directly or indirectly, accounted for approximately 22% of our consolidated revenue for the year ended December 31, 2001. This includes facility fees we receive directly for eye care professionals' use of our ASCs, but does not include amounts derived from laser vision correction, which is an elective procedure that patients pay for out-of-pocket.

   The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have in the past reduced payments to ASCs. Private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates.

   Reductions in payments to our ASCs and LVC centers, and through our fixed-site service arrangements, or other changes in reimbursement for eye care services could reduce our revenue, profitability and cash flow.

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

   Rapid technological advances may reduce our sources of revenue and our profitability.

   Adoption of new technologies that may be comparable or superior to existing technologies for surgical equipment could reduce the amount of the facility fees we receive from eye care professionals who use our surgical facilities. Reduction of these sources of revenue could decrease our profitability. In this case, we might have to expend significant capital resources to deploy new technology and related equipment to remain competitive. Our inability to provide access to new and improving technology could deter eye care professionals from using our surgical facilities.

   Loss of the services of key management personnel could adversely affect our business.

   Our success depends, in part, on the services of key management personnel, including Stephen J. Winjum, our Chairman of the Board, President and Chief Executive Officer; Scott T. Macomber, our Executive Vice President and Chief Financial Officer; and E. Michele Vickery, our Executive Vice President Operations. We do not know of any reason why we might be likely to lose the services of any of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we lost the services of any of these officers, we believe that our business could be adversely affected.

   Lack of adequate financing could limit our growth.

   Successful implementation of our growth strategy will require continued access to capital. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through additional equity or debt financings. We intend to finance future acquisitions and development of surgical facilities, as well as our other strategic initiatives, with cash. Capital may not be available to us for acquisitions or other needs. Further, if financing is available, it may not be on terms that are favorable to us or sufficient for our needs.

   The nature of our business could subject us to potential malpractice, product liability and other claims.

   The provision of eye care services entails the potentially significant risk of physical injury to patients and an inherent risk of potential malpractice, product liability and other similar claims. Our insurance may not be adequate to satisfy claims or protect us and this coverage may not continue to be available at acceptable costs. A partially or completely uninsured claim against us could reduce our earnings and working capital.

   If a change in events or circumstances causes us to write-off a large portion of intangible assets, our total assets would be reduced significantly and we could incur a substantial charge to earnings.

   Our assets include intangible assets primarily in the form of goodwill. At December 31, 2001, intangible assets of our continuing operations represented approximately 32% of total assets and 52% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, during our evaluation, we determine that the fair value of an ASC is less than the unamortized intangible asset, we will reduce the unamortized balance to its realizable amount and incur a corresponding charge to earnings. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a large portion of unamortized intangible assets due to a change in events or circumstances, this write off would significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

Risks Relating to Our Industry

   Application of existing or proposed government regulations could impair our sources of revenue and limit our ability to grow our business.

   We are subject to extensive government regulation and supervision, including:

  .  Federal and State:

     --anti-kickback statutes

     --self-referral laws

     --civil false claims acts

     --privacy laws

   . State:

     --facility license requirements and certificates of need

     --corporate practice of medicine restrictions

     --fee-splitting laws

   . Food and Drug Administration regulation of medical devices, including laser vision correction and other refractive surgery equipment

   Many of these laws and regulations are subject to varying interpretations, and courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and Federal and state authorities could challenge some of our activities, including our co-ownership of ASCs with physicians and other investors. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend our activities against these challenges, regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences, including:

   . loss of use of our ASCs and LVC centers

   . losing our eligibility to participate in Medicare or Medicaid or losing other contracting privileges

   . in some instances, civil or criminal fines

   Any of these results could impair our sources of revenue and our profitability and limit our ability to grow our business.

   Becoming compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business.

   Federal regulations adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) require that our affiliated eye care professionals and we be capable of conducting certain standardized health care transactions, including billing and other claims transactions, by October 16, 2002. In addition, on December 28, 2000, HIPAA regulations governing patient privacy were released, and compliance with those regulations is required by April 15, 2003. Due to efforts by the DHHS to refine and clarify these privacy rules, their status is currently unclear. Depending on their ultimate form, these privacy regulations will require substantial compliance efforts on behalf of our affiliated eye care professionals and us. Although difficult to predict at this time, the amount of time, effort and expense associated with becoming compliant with existing and expected HIPAA regulations could require us to divert time, attention and resources from our business operations, and/or require us to spend substantial sums that could impair our profitability. HIPAA violations could also expose us to civil penalties of up to $25,000 per person per year for each violation and criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

   If our common stock is delisted from the Nasdaq National Market, the liquidity, visibility and price of our common stock may decrease.

   Since our initial public offering, our common stock has been listed on the Nasdaq National Market (NNM). Shares of our common stock could be delisted from the NNM if we fail to satisfy the continued listing requirements of the NNM, including a minimum closing bid price of $1.00. We will not be in compliance with the NNM continued listing requirements if our minimum closing bid price is below $1.00 for 30 consecutive trading days. As of March 28, 2002, our common stock has not achieved a minimum closing bid price of $1.00 since February 20, 2002. If we become non-compliant, we would receive a written notice from Nasdaq, after which we would then have 90 calendar days to become compliant. To achieve compliance, our minimum closing bid price has to be above $1.00 for ten consecutive trading days during this 90-day period. If we fail to achieve compliance following this 90-day period, Nasdaq would issue us a delisting letter, at which time we could appeal and request an opportunity for a hearing. If we chose not to appeal, or if our appeal was unsuccessful, our common stock would be delisted from the NNM.

   Alternatively, if we satisfy the requirements for inclusion in the Nasdaq SmallCap Market and we apply for transfer from the NNM to the SmallCap Market prior to the expiration of the above 90-day period, the Nasdaq proceedings will be delayed pending review of our transfer application. If our transfer application is approved, we will be eligible for an additional 90-day grace period under the SmallCap Market rules. If we meet certain criteria, we may also be eligible for an additional 180-day grace period beyond that initial SmallCap Market 90-day period. If during these SmallCap Market grace periods the minimum closing bid price of our common stock is $1.00 or more for 30 consecutive trading days, then we may be eligible for transfer back to the NNM.

   If our common stock is delisted from the NNM and SmallCap Market, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. If this happens, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could further decrease the price of our common stock. In addition, delisting from the NNM and/or SmallCap Market might negatively impact our reputation and, as a consequence, our business.

   A significant percentage of our total outstanding shares is held by our affiliated eye care professionals and may be sold into the market, which could adversely affect our stock price and contribute to its volatility.

   We believe that our affiliated eye care professionals continue to own a significant portion of our common stock. Other than the restrictions imposed by the securities laws on those shares held by persons who are, or who have been during the past 90 days, our affiliates as defined under Rule 144, there are no longer any legal or contractual restrictions limiting these holders from selling their shares. Our negotiations with our affiliated eye care professionals as part of our plan to discontinue our management services operations may place a strain on our relationships with these stockholders. If these holders sell their shares, or if the market perceives that these holders intend to sell their shares, our stock price could be adversely affected, and this could contribute to volatility in our stock price. This could occur without regard to the performance or prospects of our continuing operations.

   Any return on your investment in our stock will depend on your ability to sell our stock at a profit.

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

   During 2001, the market price of our common stock has been volatile, fluctuating from a high trading price of $3.63 per share to a low trading price of $1.01 per share. Our stock price has experienced further declines in 2002. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities.

   We experience some seasonality in our operating results during the first calendar quarter. The timing and degree of fluctuations in our operating results will depend on several factors, including:

   . general economic conditions

   . decreases in demand for non-emergency procedures due to severe weather

   . availability or sudden loss of the services of eye care professionals who utilize our surgical facilities

   . availability or shortages of laser and other vision correction surgery-related products and equipment

   . the timing and relative size of acquisitions

   These kinds of fluctuations in quarterly operating results may make it difficult for you to assess our future results of operations and may cause a decline or volatility in our stock price.

   Provisions of our charter and bylaws, Delaware law and our Rights Agreement could deter takeover attempts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate borrowings under our credit facility. On December 31, 2001, we had $20.7 million of debt outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender's published base rate plus applicable borrowing margin ranging from 0 to 1.00% or LIBOR plus a range from 1.5% to 3.00%, varying upon our ability to meet financial covenants.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information in response to this item is incorporated by reference from the "Proposal No. 1--Election of Directors," "Other Directors" and "Executive Officers" sections of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement").

Item 11. Executive Compensation

   The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the 2002 Proxy Statement.

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

          . Consolidated Statements of Cash Flows

          . Notes to Consolidated Financial Statements

       2. The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

          Schedule I--Rule 12-09 Valuation Reserves

       3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit
Number    Exhibit
-------   -------
 3.1+     Amended and Restated Certificate of Incorporation of the Registrant
 3.2++    Amended and Restated Bylaws of the Registrant
 4.1+     Specimen stock certificate representing Common Stock
 4.2+     Registrant's Rights Agreement
10.1++    Registrant's Amended and Restated Stock Incentive Plan
10.2+     Registrant's Amended and Restated 1999 Stock Purchase Plan
10.3+     Indemnification Agreement
10.4+     Registration Rights Agreement
10.5+     Subordinated Registration Rights Agreement
10.6+     Employment Agreement
10.12+*   Management Services Agreement (SureVision Eye Centers, L.L.C.)
10.13+*   Management Services Agreement (Hunkeler Eye Centers. P.C.)
10.15+    Registrant's 401(k) Plan
10.23+++* Alcon Laboratories, Inc. Agreement
10.24++++ Employment Agreement dated August 17, 2001 with Stephen J. Winjum
10.25++++ Employment Agreement dated August 17, 2001 with E. Michele Vickery
10.27     Employment Agreement dated October 16, 2001 with Scott T. Macomber
10.28*    Second Amended and Restated Credit Agreement dated as of October 23, 2001
21++++    Subsidiaries of the Registrant
23.1      Consent of Arthur Andersen LLP
99        Letter from the Company to the Securities and Exchange Commission, dated as of
          March 29, 2002, confirming receipt of Arthur Andersen LLP's representations concerning audit quality controls

--------
+ Incorporated by reference to the corresponding Exhibit of the Registrant's Registration Statement on Form S-1 (Reg. No. 333-79271).
++ Incorporated by reference to the corresponding Exhibit of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.
+++ Incorporated by reference to the corresponding Exhibit on the Registrant's
    Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001. ++++ Incorporated by reference to the corresponding Exhibit on the Registrant's
     Form 10-Q filed with the Securities and Exchange Commission on November
     13, 2001.
* Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

   (b) Reports on Form 8-K:

      We did not file any reports on Form 8-K during 2001.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board Directors of
NovaMed Eyecare, Inc.:

   We have audited the accompanying consolidated balance sheets of NOVAMED EYECARE, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaMed Eyecare, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Rule 12-09 Valuation Reserve
Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 20, 2002

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                                                                     December 31, December 31,
                                      ASSETS                                             2001         2000
                                      ------                                         ------------ ------------
Current assets:
   Cash and cash equivalents........................................................   $    967     $    785
   Accounts receivable, net of allowances of $6,529 and $2,748, respectively........      8,479       10,651
   Notes and amounts due from affiliated providers..................................      1,654        2,731
   Inventory........................................................................      1,314        2,379
   Current tax assets, net..........................................................      5,921          244
   Other current assets.............................................................        995        1,003
   Current assets of discontinued operations, net...................................      5,384       12,040
                                                                                       --------     --------
       Total current assets.........................................................     24,714       29,833
Property and equipment, net.........................................................      8,416       13,894
Intangible assets, net..............................................................     26,451       27,341
Noncurrent deferred tax assets, net.................................................     11,285           --
Other assets, net...................................................................        748        2,083
Noncurrent assets of discontinued operations, net...................................     10,359       43,506
                                                                                       --------     --------
       Total assets.................................................................   $ 81,973     $116,657
                                                                                       ========     ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Accounts payable.................................................................   $  2,846     $  3,686
   Accrued expenses.................................................................      2,271        2,204
   Restructuring reserves...........................................................      5,023           --
   Current maturities of long-term debt.............................................        404          218
                                                                                       --------     --------
       Total current liabilities....................................................     10,544        6,108
                                                                                       --------     --------
Long-term debt, net of current maturities...........................................     20,708       26,184
                                                                                       --------     --------
Deferred income tax liability.......................................................         --        1,501
                                                                                       --------     --------
Minority interest...................................................................        142           --
                                                                                       --------     --------
Commitments and contingencies
Stockholders' equity:
   Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares
     authorized, none outstanding at December 31, 2001 and 2000, respectively.......         --           --
   Common stock, $0.01 par value, 81,761,465 shares authorized, 24,835,108 and
     24,679,357 shares issued and outstanding at December 31, 2001 and 2000,
     respectively...................................................................        248          247
   Additional paid-in-capital.......................................................     77,673       77,362
   Retained earnings (deficit)......................................................    (27,342)       5,255
                                                                                       --------     --------
       Total stockholders' equity...................................................     50,579       82,864
                                                                                       --------     --------
       Total liabilities and stockholders' equity...................................   $ 81,973     $116,657
                                                                                       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                                                                 Years Ended December 31,
                                                                                --------------------------
                                                                                  2001     2000     1999
                                                                                --------  -------  -------
Net revenue:
   Surgical facilities......................................................... $ 39,363  $41,182  $31,042
   Product sales and other.....................................................   30,700   26,666   19,736
                                                                                --------  -------  -------
       Total net revenue.......................................................   70,063   67,848   50,778
                                                                                --------  -------  -------
Operating expenses:
   Salaries, wages and benefits................................................   16,827   18,071   13,946
   Cost of sales and medical supplies..........................................   33,296   28,062   21,930
   Selling, general and administrative.........................................    9,895   10,799    7,965
   Depreciation and amortization...............................................    4,599    4,040    2,393
   Restructuring charges.......................................................   10,912       --       --
   Other charges...............................................................    3,719       --       --
   Compensation expense related to stock options...............................       --       --    2,690
                                                                                --------  -------  -------
       Total operating expenses................................................   79,248   60,972   48,924
                                                                                --------  -------  -------
       Income (loss) from continuing operations................................   (9,185)   6,876    1,854
                                                                                --------  -------  -------
Other (income) expense:
   Interest expense............................................................      965      973      711
   Interest income.............................................................      (58)    (119)    (196)
   Minority interests in earnings of consolidated entities.....................       28       --       --
   Other.......................................................................       59       37      (26)
   Discount to initial public offering price upon the exchange of subordinated
     notes for common stock....................................................       --       --    2,425
                                                                                --------  -------  -------
       Total other expense.....................................................      994      891    2,914
                                                                                --------  -------  -------
Income (loss) from continuing operations before income taxes...................  (10,179)   5,985   (1,060)
Income tax provision (benefit).................................................   (4,000)   2,346     (714)
                                                                                --------  -------  -------
Net income (loss) from continuing operations...................................   (6,179)   3,639     (346)
Net income from discontinued operations........................................      795    1,705    1,220
Net loss on disposal of discontinued operations................................  (27,213)      --       --
                                                                                --------  -------  -------
Net income (loss)..............................................................  (32,597)   5,344      874
Less--Accretion of Series C and Series D convertible preferred stock...........       --       --   (2,035)
                                                                                --------  -------  -------
Income (loss) available to Series A and Series B convertible preferred and common stockholders.......................................................... $(32,597) $ 5,344  $(1,161)
                                                                                ========  =======  =======
Net earnings (loss) per common share from continuing operations:
   Basic....................................................................... $  (0.25) $  0.15  $ (0.23)
                                                                                ========  =======  =======
   Diluted..................................................................... $  (0.25) $  0.14  $ (0.23)
                                                                                ========  =======  =======
Net earnings (loss) per common share:
   Basic....................................................................... $  (1.32) $  0.22  $ (0.11)
                                                                                ========  =======  =======
   Diluted..................................................................... $  (1.32) $  0.21  $ (0.11)
                                                                                ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (Dollars and shares in thousands)

                                    Series A Preferred Series B Preferred   Common Stock   Additional              Retained
                                    -----------------  -----------------  ----------------  Paid-In     Deferred   Earnings
                                    Shares   Par Value Shares   Par Value Shares Par Value  Capital   Compensation (Deficit)
                                    -------  --------- ------   --------- ------ --------- ---------- ------------ ---------
Balance, December 31, 1998.........  11,740    $ 117     400      $  4     2,751   $ 28     $17,955     $    --    $  1,072
Common stock issuances, net........      --       --      --        --     3,202     32      22,257          --          --
Conversion of preferred stock to
 common stock...................... (11,740)    (117)   (400)       (4)   16,464    165      18,422          --          --
Conversion of subordinated notes
 to common stock...................      --       --      --        --     1,516     15      12,110          --          --
Common stock reacquired from
 affiliates........................      --       --      --        --        --     --          --          --          --
Deferred compensation expense......      --       --      --        --        --     --       2,690      (2,690)         --
Amortization of deferred
 compensation expense..............      --       --      --        --        --     --          --       2,690          --
Issuance of stock in conjunction
 with affiliations and acquisitions      --       --      --        --        60      1         656          --          --
Stock options exercised/sold.......      --       --      --        --       166      1         538          --          --
Accretion of Series C and Series D
 preferred stock...................      --       --      --        --        --     --          --          --      (2,035)
Net income.........................      --       --      --        --        --     --          --          --         874
                                    -------    -----    ----      ----    ------   ----     -------     -------    --------
Balance, December 31, 1999.........      --       --      --        --    24,159    242      74,628          --         (89)
Issuance of stock in conjunction
 with affiliations and acquisitions      --       --      --        --        88      1         596          --          --
Stock options exercised/sold.......      --       --      --        --       371      4       1,876          --          --
Shares issued--employee stock
 purchase plan.....................      --       --      --        --        61     --         262          --          --
Net income.........................      --       --      --        --        --     --          --          --       5,344
                                    -------    -----    ----      ----    ------   ----     -------     -------    --------
Balance, December 31, 2000.........      --       --      --        --    24,679    247      77,362          --       5,255
Stock options exercised/sold.......      --       --      --        --        79      1         193          --          --
Shares issued--employee stock
 purchase plan.....................      --       --      --        --        77     --         118          --          --
Net loss...........................      --       --      --        --        --     --          --          --     (32,597)
                                    -------    -----    ----      ----    ------   ----     -------     -------    --------
Balance, December 31, 2001.........      --    $  --      --      $ --    24,835   $248     $77,673     $    --    $(27,342)
                                    =======    =====    ====      ====    ======   ====     =======     =======    ========

                                    Treasury Stock      Total
                                    --------------  Stockholders'
                                    Shares At Cost     Equity
                                    ------ -------  -------------
Balance, December 31, 1998.........  (507) $(2,222)   $ 16,954
Common stock issuances, net........   398    2,017      24,306
Conversion of preferred stock to
 common stock......................    --       --      18,466
Conversion of subordinated notes
 to common stock...................    --       --      12,125
Common stock reacquired from
 affiliates........................  (437)  (2,179)     (2,179)
Deferred compensation expense......    --       --          --
Amortization of deferred
 compensation expense..............    --       --       2,690
Issuance of stock in conjunction
 with affiliations and acquisitions   345    1,511       2,168
Stock options exercised/sold.......   201      873       1,412
Accretion of Series C and Series D
 preferred stock...................    --       --      (2,035)
Net income.........................    --       --         874
                                     ----  -------    --------
Balance, December 31, 1999.........    --       --      74,781
Issuance of stock in conjunction
 with affiliations and acquisitions    --       --         597
Stock options exercised/sold.......    --       --       1,880
Shares issued--employee stock
 purchase plan.....................    --       --         262
Net income.........................    --       --       5,344
                                     ----  -------    --------
Balance, December 31, 2000.........    --       --      82,864
Stock options exercised/sold.......    --       --         194
Shares issued--employee stock
 purchase plan.....................    --       --         118
Net loss...........................    --       --     (32,597)
                                     ----  -------    --------
Balance, December 31, 2001.........    --  $    --    $ 50,579
                                     ====  =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                                   Years Ended December 31,
                                                                                 ----------------------------
                                                                                   2001      2000      1999
                                                                                 --------  --------  --------
Cash flows from operating activities:
   Net income (loss) from continuing operations................................. $ (6,179) $  3,639  $   (346)
   Adjustments to reconcile net income (loss) to net cash provided by continuing operations, net of effects of purchase transactions:
       Depreciation and amortization............................................    4,599     4,040     2,393
       Restructuring and other charges..........................................   14,631        --        --
       Amortization of deferred compensation....................................       --        --     2,690
       Discount from conversion of subordinated exchangeable notes to
         common stock...........................................................       --        --     2,425
       Deferred taxes...........................................................   (5,357)      566      (631)
       Minority interests.......................................................       28        --        --
       Changes in working capital items--
          Accounts receivable...................................................      262    (2,789)   (1,156)
          Inventory.............................................................    1,029        79    (1,135)
          Other current assets..................................................       99       563      (827)
          Other noncurrent assets...............................................     (482)     (108)      221
          Accounts payable, accrued expenses and income taxes payable...........   (2,586)      859      (965)
                                                                                 --------  --------  --------
              Net cash provided by continuing operations........................    6,044     6,849     2,669
                                                                                 --------  --------  --------
Cash flows from investing activities:
   Purchases of property and equipment..........................................   (1,260)   (6,584)   (6,513)
   Acquisitions of and affiliations with entities, net..........................   (1,360)   (8,747)   (5,856)
   Receipt (Issuance) of notes receivable from (to) affiliated providers........     (122)   (3,218)      452
                                                                                 --------  --------  --------
              Net cash used in investing activities.............................   (2,742)  (18,549)  (11,917)
                                                                                 --------  --------  --------
Cash flows from financing activities:
   Borrowings under revolving credit agreement..................................   42,515    83,534    26,600
   Payments under revolving credit agreement....................................  (48,213)  (60,550)  (31,885)
   Payments of subordinated debt................................................       --        --    (2,200)
   Proceeds from the issuance of stock, net of issuance costs...................      236       972    25,718
   Other long-term debt and capital lease obligations...........................     (255)     (740)     (609)
                                                                                 --------  --------  --------
              Net cash provided by (used in) financing activities...............   (5,717)   23,216    17,624
                                                                                 --------  --------  --------
Cash flows from discontinued operations:
   Operating activities.........................................................    3,644     2,143    (1,669)
   Investing activities.........................................................   (1,015)  (14,702)   (6,680)
   Financing activities.........................................................      (32)       --       (74)
                                                                                 --------  --------  --------
              Net cash provided by (used in) discontinued operations............    2,597   (12,559)   (8,423)
                                                                                 --------  --------  --------
Net increase (decrease) in cash and cash equivalents............................      182    (1,043)      (47)
Cash and cash equivalents, beginning of year....................................      785     1,828     1,875
                                                                                 --------  --------  --------
Cash and cash equivalents, end of year.......................................... $    967  $    785  $  1,828
                                                                                 ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Description of the Business

   NovaMed Eyecare, Inc. (NovaMed) along with its subsidiaries (collectively, the Company), is an eye care services company engaged in the business of owning and/or operating ambulatory surgery centers (ASCs), laser vision correction
(LVC) centers, optical dispensaries, wholesale optical laboratories, an optical products purchasing organization and a marketing products and services company. The Company also provides laser equipment and supplies through fixed-site laser agreements. The Company operates its ambulatory surgery centers, laser vision correction centers and optical dispensaries primarily in markets located in the Southeast and Midwest. The wholesale optical laboratories are located in Chicago, Illinois and Indianola, Iowa and the optical products purchasing organization is based in Roseville, Illinois. The marketing products and services company operates from Houston, Texas. The Company's additional operations have been discontinued as discussed in Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

   The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of NovaMed and its subsidiaries. Subsidiaries are consolidated when the Company has both majority ownership and operational control. All major intercompany transactions have been eliminated. Prior year amounts have been reclassified to conform to current year discontinued operations presentation.

Cash and Cash Equivalents

   Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase.

Inventory

   Inventory consists primarily of optical products such as eyeglass frames, optical lenses, contact lenses as well as surgical supplies used in connection with the operation of the Company's ASCs and LVC centers. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

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

Intangible Assets

   The Company's acquisitions and affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values, with the remainder of the purchase price allocated to intangibles. These intangibles are amortized over periods ranging from 25 to 40 years.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Under the new pronouncement, goodwill related to acquisitions after July 1, 2001 has not been amortized. Effective January 1, 2002 the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its consolidated financial statements. Any impact related to the required impairment testing will be treated as a change in accounting method in the consolidated financial statements. If no impairment losses require recognition, it is estimated that the Company's diluted earnings per share in 2002 will improve by approximately two cents due to the non-amortization of goodwill.

Impairment of Long-Lived Assets

   The Company reviews the carrying value of the long-lived assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist that would suggest that assets might be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific business entity and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of these assets to their fair value. Any impairment incurred to date is discussed in Notes 3 and 9.

   In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144). This pronouncement establishes a single accounting model of the impairment of disposal of long-lived assets, including discontinued operations. SFAS 144 is required to be adopted January 1, 2002. Although SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the accounting treatment related to the Company's decision in September 2001 to discontinue its management services segment under APB Opinion 30 is not impacted. The Company does not anticipate that the adoption of this standard will have a material impact on the consolidated financial statements.

Income Taxes

   The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

   The carrying value of all financial instruments such as accounts receivable, notes and amounts due from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of notes receivable from related parties, line of credit and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

Minority Interests

   In November 2001, the Company purchased a 60% interest in an ASC in Thibodaux, Louisiana. This entity is consolidated into the financial statements and the 40% interest in the earnings and assets of that ASC are reflected in the minority interest line of the consolidated financial statements.

   One of the Company's former affiliated eye care professionals has the option, exercisable beginning January 1, 2004 through January 1, 2006, to acquire up to a 30% interest in one of the Company's ASCs.

Revenue Recognition

  Surgical Facilities

   Revenue in the Company's ASCs and LVC centers is based on fees charged to patients, third-party payors or others for use of the facilities and relate primarily to cataract, laser vision correction and other surgery procedures and is recorded at the time of the patient's procedure. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor's facility. ASC and LVC center revenue is net of contractual adjustments and a provision for doubtful accounts.

  Product Sales and Other

   The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. Products are sold to both affiliated and non-affiliated ophthalmologists and optometrists. All sales to affiliated ophthalmologists and optometrists are eliminated in consolidation. Most of the products are shipped directly from the manufacturer to the customer. Revenue is recognized, net of an allowance for returns, based on the amount billed to the customer and is recorded upon receipt of the invoice from the manufacturer or the shipping date if shipped from the organization. The Company's wholesale optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for returns. In May 2000, the Company acquired a producer of sales and marketing products and services; revenue is recognized when the product is shipped or service rendered.

   The Company acquired certain net operating assets and assumed certain liabilities of affiliated eye care professionals' optical retail outlets by signing service agreements (SAs). The Company provides services, facilities and equipment to affiliated eye care professionals under SAs. Each of the SAs is generally for a 40-year term and requires the Company to provide all of the business, administrative and financial services necessary to operate the optical dispensaries. The Company recognizes the revenue of the SAs based on retail sales adjusted for allowances for what the payors are contracted to pay for those services less the portion of the dispensaries' earnings which are excluded from the management fee calculation.

Cost of Sales and Medical Supplies

   Cost of sales and medical supplies includes the cost of optical products such as eyeglass frames, optical lenses, contact lenses and surgical supplies, direct labor costs incurred in the preparation of optical lenses, and the per procedure fees related to operating the equipment used in LVC procedures.

Stock Compensation

   SFAS No. 123, Accounting for Stock-Based Compensation, allows entities to measure compensation costs related to awards of stock based compensation using either the fair value method or the intrinsic value method. The Company has elected to account for stock-based compensation programs using the intrinsic value method.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

Concentration of Credit Risk

   For the years ended December 31, 2001, 2000 and 1999, approximately 22%, 21% and 24%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3. DISCONTINUED OPERATIONS

   On September 27, 2001 the Company's Board of Directors approved a Plan of Discontinued Operations and Restructuring (the "Plan"). The Plan involves the divestiture of the management services segment, or physician practice management ("PPM") business, over the next twelve months. The Plan contemplates the Company pursuing and/or negotiating the following--(a) termination or transfer of all management services agreements for all ophthalmology and optometric practices (until such time, the Company intends to perform its obligations under these agreements); (b) termination or transfer of all employees providing services in practices and regional business offices; (c) closure or transfer of all regional business operations locations; (d) sale of all practice based assets including fixed assets, equipment and accounts receivable; and (e) termination or transfer of corporate and information technology employees providing services primarily to the management services segment. As a result, the Company has restated its prior period financial statements to reflect the appropriate accounting for these businesses as discontinued operations.

   The operating results of these discontinued operations are summarized as follows:

                                                     Year ended December 31,
                                                    -------------------------
                                                      2001     2000    1999
                                                    --------  ------- -------
   Net revenue..................................... $ 54,871  $67,790 $50,365
   Operating expenses..............................   52,653   64,098  45,852
   Interest and other expense, net.................      790      888     771
                                                    --------  ------- -------
   Income from operations before income taxes......    1,428    2,804   3,742
   Income tax provision............................      633    1,099   2,522
                                                    --------  ------- -------
   Net income from operations......................      795    1,705   1,220
   Estimated loss on disposal......................  (35,750)      --      --
   Estimated operating losses through disposal date   (4,741)      --      --
                                                    --------  ------- -------
   Estimated loss on disposal before tax benefit...  (40,491)      --      --
   Income tax benefit..............................  (13,278)      --      --
                                                    --------  ------- -------
   Net loss on disposal............................  (27,213)      --      --
                                                    --------  ------- -------
   Total income (loss) of discontinued operations.. $(26,418) $ 1,705 $ 1,220
                                                    ========  ======= =======

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The balance sheet components of these discontinued operations are summarized as follows:

                                                    December 31, December 31,
                                                        2001         2000
                                                    ------------ ------------
  Accounts and notes receivable....................   $12,413      $14,007
  Inventories......................................     1,052        1,272
  Other current assets.............................       727        1,017
  Accounts payable.................................    (1,135)      (1,746)
  Accrued expenses.................................    (2,549)      (2,476)
  Notes payable and capitalized lease obligations..       (78)         (34)
  Discontinued operations reserves.................    (5,046)          --
                                                      -------      -------
  Current assets of discontinued operations, net...   $ 5,384      $12,040
                                                      =======      =======
  Net property and equipment.......................   $ 4,825      $ 8,642
  Intangible assets................................     5,534       34,864
                                                      -------      -------
  Noncurrent assets of discontinued operations, net   $10,359      $43,506
                                                      =======      =======

   The estimated loss on disposal includes $28.3 million for impairment of goodwill, $3.8 million of asset impairments related to practice assets that will be abandoned rather than sold, and $3.7 million for expected future cash outlays to divest the PPM business.

   Net interest expense allocated to discontinued operations was $964,000, $933,000 and $798,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest was allocated to discontinued operations based on the proportion of net assets of discontinued operations to consolidated net assets plus consolidated debt as prescribed by EITF 87-24--Allocation of Interest to Discontinued Operations.

   The estimated loss on disposal was based on the best information available to management at the date the Plan was announced. The actual results could differ from management's initial estimate and those differences could be material to the consolidated financial statements. Management evaluates the estimate at least quarterly. If it is determined that the loss should be adjusted based on changes in facts or circumstances, such adjustment will be recorded at that time.

   Included in the balance sheet line "Discontinued operations reserves" at December 31, 2001 are reserves of $1.3 million for estimated operating losses to be incurred through the date of sale and $3.7 million for costs to exit the PPM business.

   Deferred tax assets of $13.3 million (net of a valuation allowance of $3.4 million) were recorded as a result of these transactions. Management believes that taxable income in prior carryback years, future reversals of existing taxable temporary differences and expected future taxable earnings will be available to utilize these tax assets.

4. EARNINGS (LOSS) PER COMMON SHARE

   Prior to the Company's initial public offering in August 1999 (IPO), the Company had multiple classes of convertible preferred stock outstanding. Upon the completion of the IPO, all outstanding classes of preferred stock converted into common stock of the Company. In addition, $9.7 million of subordinated exchangeable promissory notes were exchanged into 1,516,000 shares of common stock. For the computation of earnings per share, the Series A and Series B Preferred Stock was assumed to be outstanding through the IPO date of August 18, 1999.

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

   As the Company incurred a net loss in 1999, all losses were allocated to common stock and the Series A and B convertible shares were excluded from the calculation as they were anti-dilutive.

   Earnings (loss) per common share is calculated as follows (amounts in thousands, except per share data):

                                                                    Year Ended December 31,
                                                                   ------------------------
                                                                     2001     2000   1999
                                                                   --------  ------ -------
Net income (loss) from continuing operations...................... $ (6,179) $3,639 $  (346)
Accretion of Series C and Series D convertible preferred stock....       --      --  (2,035)
                                                                   --------  ------ -------
Continuing income (loss) available to common stockholders--basic..   (6,179)  3,639  (2,381)
Discontinued income (loss) available to common stockholders.......  (26,418)  1,705   1,220
                                                                   --------  ------ -------
Net income (loss) available to common stockholders--basic......... $(32,597) $5,344 $(1,161)
                                                                   ========  ====== =======
Continuing income (loss) available to common stockholders--diluted $ (6,179) $3,639 $(2,381)
                                                                   ========  ====== =======

                                                            Year Ended December 31,
                                                           ------------------------
                                                            2001     2000    1999
                                                           -------  ------- -------
Basic weighted average number of common shares outstanding  24,784   24,495  10,464
Effect of dilutive securities--stock options..............      --    1,544      --
                                                           -------  ------- -------
Diluted weighted average number of shares outstanding.....  24,784   26,039  10,464
                                                           =======  ======= =======
Basic earnings (loss) per common share:
   Continuing operations.................................. $ (0.25) $  0.15 $ (0.23)
   Discontinued operations................................   (1.07)    0.07    0.12
                                                           -------  ------- -------
Basic earnings (loss) per share........................... $ (1.32) $  0.22   (0.11)
                                                           =======  ======= =======
Diluted earnings (loss) per common share:
   Continuing operations.................................. $ (0.25) $  0.14 $ (0.23)
   Discontinued operations................................   (1.07)    0.07    0.12
                                                           -------  ------- -------
Diluted earnings (loss) per share......................... $ (1.32) $  0.21 $ (0.11)
                                                           =======  ======= =======

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The following items are not included in diluted earnings per share calculation since their effects are anti-dilutive (in thousands):

                                                         2001 2000 1999
                                                         ---- ---- -----
       Subordinated exchangeable promissory notes....... --    --  1,135
       Series C and Series D convertible preferred stock  --   --  2,713
       Stock options.................................... 377   --  1,799
       Series A and B convertible preferred stock.......  --   --  7,501

5. ACQUISITIONS

   The Company generally acquires certain net assets of companies with a similar eye care services focus through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. The following represents the significant acquisitions occurring in 2001, 2000 and 1999:

                                                                     Purchase
 Acquisition                           Location     Effective Date    Price
 -----------                        --------------- -------------- ------------
 2001
    ASC (60%)...................... Thibodaux, LA   November 2001  $1.4 million
 2000
    Marketing Products Company..... Houston, TX     May 2000       $4.7 million
    ASC............................ Atlanta, GA     September 2000 $1.5 million
    ASC and LVC.................... Columbus, GA    October 2000   $0.7 million
    ASC............................ Cincinnati, OH  December 2000  $1.3 million
 1999
    Wholesale Optical Laboratories. Chicago, IL     January 1999   $5.7 million
                                    Indianola, IA
    ASC............................ St. Joseph, MO   December 1999 $0.1 million
    ASC............................ Chattanooga, TN  December 1999 $1.5 million

   Goodwill recorded upon acquisition of the above was $1.3 million, $7.8 million, and $7.2 million in 2001, 2000 and 1999 respectively. The current year goodwill created was not amortized in accordance with SFAS 142. The goodwill from previous acquisitions is being amortized over 25 years with the exception of the wholesale optical laboratories which are amortized over 40 years.

   The following unaudited pro forma results of operations for the years ended December 31, 2001, 2000 and 1999 assume that the business acquisitions subsequent to January 1, 1999 described above occurred at the beginning of the year preceding the year of the acquisition. The unaudited pro forma results from continuing operations below are based on historical results of operations, include adjustments for depreciation, amortization and taxes and do not necessarily reflect actual results that would have occurred (in thousands, except per share amounts):

                                                  Year ended December 31,
                                                 ------------------------
                                                  2001     2000    1999
     -                                           -------  ------- -------
                                                        (Unaudited)
     Pro forma net revenue...................... $70,822  $72,329 $58,614
     Pro forma net income (loss)................  (6,083)   4,123     183
     Pro forma earnings (loss) per common share:
        Basic...................................   (0.25)    0.17   (0.18)
        Diluted.................................   (0.25)    0.16   (0.18)

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                        2001     2000
                                                       -------  -------
       Equipment...................................... $12,078  $15,507
       Equipment under capital lease obligations......     160       86
       Computer software..............................     803    1,297
       Furniture and fixtures.........................     952      934
       Leasehold improvements.........................   2,139    2,382
                                                       -------  -------
                                                        16,132   20,206
       Less--Accumulated depreciation and amortization  (7,716)  (6,312)
                                                       -------  -------
                                                       $ 8,416  $13,894
                                                       =======  =======

   Depreciation and amortization expense for property and equipment in 2001, 2000 and 1999 was approximately $3.4 million, $3.1 million and $1.6 million, respectively. In 2001 the Company recorded an impairment charge of $2.6 million to write-down computer equipment and software related to the restructuring of its information technology function.

7. INTANGIBLE ASSETS

   Intangible assets consist of the following as of December 31, 2001 and 2000 (in thousands):

                                          Amortization
                                             Period     2001     2000
                                          ------------ -------  -------
       Goodwill.......................... 25-40 Years  $29,270  $28,916
       Service agreements................  25 Years      1,119    1,309
                                                       -------  -------
          Total..........................               30,389   30,225
          Less--Accumulated amortization.               (3,938)  (2,884)
                                                       -------  -------
                                                       $26,451  $27,341
                                                       =======  =======

   Amortization expense for intangible assets in 2001, 2000 and 1999 was approximately $1.1 million, $1.0 million and $0.7 million, respectively.

8. ACCRUED EXPENSES

   Accrued expenses consist of the following as of December 31, 2001 and 2000 (in thousands):

                                                            2001   2000
                                                           ------ ------
       Accrued payroll and related benefits............... $1,053 $  844
       Accrued interest...................................    136    715
       Accrued professional fees, business taxes and other  1,082    645
                                                           ------ ------
                                                           $2,271 $2,204
                                                           ====== ======

9. RESTRUCTURING AND OTHER CHARGES

   The Plan contemplates the Company pursuing and/or negotiating the following--(a) closure of certain facilities due to under-performing results including one ASC, seven LVC centers and one fixed laser site; (b) termination of an acquisition contract; and (c) reorganization and downsizing of the Company's information

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
technology function to conform to the needs of continuing operations and the pursuit of the Company's discontinued operations plan. The Company recorded the following restructuring charges in the third quarter of 2001:

                                                        Reserve at
                                      Amounts          December 31,
                                      Accrued Activity     2001
                                      ------- -------- ------------
            Restructuring charges
            Facility closures--
               Asset impairments..... $ 3,303 $(2,398)    $  905
               Lease commitments.....   1,768     (51)     1,717
            Contract termination.....   1,851     (15)     1,836
            Reorganization of IT--
               Asset impairments.....   3,296  (3,284)        12
               Lease commitments.....     456      --        456
            Other....................     238    (141)        97
                                      ------- -------     ------
               Restructuring charges. $10,912 $(5,889)    $5,023
                                      ======= =======     ======

   The Company had entered into an agreement to purchase an ASC for $9.3 million upon the resolution of certain contingencies or pay a termination fee. The termination fee is included in the restructuring charges. Effective January 1, 2002 the Company terminated its contract to purchase this ASC. Through December 31, 2001, the Company has closed four LVC centers and one fixed laser site.

   During the third quarter of 2001, the Company recorded other charges of $3.7 million. Included in these charges were--(a) a $2.0 million increase in facility accounts receivable reserves; (b) professional fees incurred in development of the Plan of $0.5 million; and (c) severance and other employee costs incurred prior to approval of the Plan of $1.2 million.

10. INCOME TAXES

   The income tax provision (benefit) from continuing operations consists of the following for the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                    2001     2000  1999
                                   -------  ------ -----
                       Current
                          Federal. $  (847) $1,701 $(827)
                          State...    (112)    260  (136)
                                   -------  ------ -----
                                      (959)  1,961  (963)
                                   -------  ------ -----
                       Deferred
                          Federal.  (2,686)    367   214
                          State...    (355)     18    35
                                   -------  ------ -----
                                    (3,041)    385   249
                                   -------  ------ -----
                                   $(4,000) $2,346 $(714)
                                   =======  ====== =====

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The reasons for the differences between the income tax expense and the amounts calculated using the U.S. statutory rate of 34% were as follows:

                                                 2001  2000  1999
                                                 ----  ----  ----
              Tax expense at U.S. statutory rate 34.0% 34.0% 34.0%
              Intangible asset amortization..... (1.5)  5.0  16.2
              State taxes, net..................  4.5   4.7   5.6
              Discount on conversion of notes...   --    --  17.1
              Other.............................  2.3  (4.5) (5.5)
                                                 ----  ----  ----
              Provision for income taxes........ 39.3% 39.2% 67.4%
                                                 ====  ====  ====

   Deferred tax assets (liabilities) are comprised of the following at December 31, 2001 and 2000 (in thousands):

                                                         2001     2000
                                                        -------  -------
      Current deferred tax assets (liabilities)
         Discontinued operations and restructuring..... $ 3,569  $    --
         Compensation expense..........................     274      341
         Receivable and inventory reserves.............     123      306
         Prepaid expense...............................    (543)    (587)
         Other.........................................      88       19
                                                        -------  -------
                                                          3,511       79
                                                        -------  -------
      Long-term deferred tax assets (liabilities)
         Discontinued operations and restructuring.....  16,416       --
         Depreciation and amortization.................  (2,110)  (2,262)
         Compensation expense related to stock options.     422      522
         Discount on conversion of notes...............     331      363
         Other.........................................      80     (124)
                                                        -------  -------
                                                         15,139   (1,501)
         Valuation allowance...........................  (3,854)      --
                                                        -------  -------
                                                         11,285   (1,501)
                                                        -------  -------
                                                        $14,796  $(1,422)
                                                        =======  =======

   The Company has recorded a valuation allowance on the anticipated portion of the losses on the sale of discontinued operations expected to be generated which may be capital in nature, and on a portion of the stock options not expected to be exercised.

   The Company paid $1.7 million, $2.1 million and $2.8 million for income taxes in 2001, 2000 and 1999, respectively.

   The Company has recorded current tax receivables of $2.4 million and $165,000 at December 31, 2001 and 2000, respectively. The 2001 receivable is comprised of $1.5 million for the refund of 2001 estimated tax payments and $900,000 for net operating losses generated in 2001 to be carried back to prior year tax returns.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

11. LONG-TERM DEBT

   Long-term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                      2001     2000
                                                     -------  -------
          Revolving credit facility................. $20,695  $26,184
          Other.....................................     417      218
                                                     -------  -------
                                                      21,112   26,402
          Less--Current maturities of long-term debt    (404)    (218)
                                                     -------  -------
                                                     $20,708  $26,184
                                                     =======  =======

Revolving Credit Facility

   The Company amended its revolving credit facility on August 29, 2001. The primary purpose of this amendment was to revise the acquisitions and affiliation covenants to better conform to the Company's surgical facilities focus. On October 23, 2001, the Company amended its revolving credit agreement to reflect implementation of the Plan. The amendment included an initial reduction of the maximum commitment available under the facility from $50 million to $45 million. Beginning January 1, 2002, the maximum commitment available under the facility will be reduced by $2.5 million per quarter, resulting in a maximum commitment of $35 million as of October 1, 2002. The credit agreement expires on June 30, 2003. Under the amended facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon the Company's ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 6.5% for the twelve months ended December 31, 2001 and 4.0% at December 31, 2001. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The Company is required to use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. The Company further amended its credit agreement subsequent to December 31, 2001 to include additional covenants. The Company will be in default if its cash expenditures incurred in connection with the Plan (including, without limitation, the costs of structuring and negotiating the divestiture transactions, terminating employees and closing facilities), exceeds by $10 million the sum of its EBITDA from the discontinued management services operations plus the cash proceeds from these transactions. As of December 31, 2001, the Company was in compliance with all of its credit agreement covenants.

Interest Expense

   The Company paid $2.2 million, $1.2 million and $1.9 million for interest and commitment fees during 2001, 2000 and 1999, respectively.

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

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   As disclosed in a prospectus filed with the Securities and Exchange Commission on August 18, 1999, in connection with the exchange of $9.7 million of the Company's subordinated exchangeable promissory notes resulting from its IPO, the Company agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of the Company's common stock received in the exchange which they still owned as of April 1, 2000. In accordance with these agreements, the Company loaned $2.7 million to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of the Company's common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of the Company's common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of the Company's common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. The tax loans are payable by the debtors upon the Company's demand for payment. Currently, the Company intends to allow the debtors to repay these loans as they dispose of their shares of the Company's common stock. The Company also has agreed to reimburse these debtors on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

12. OPERATING AND CAPITAL LEASES

   The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options of five-year periods and escalation clauses. Included are lease commitments related to its discontinued management services business, which the Company expects will be assumed by the buyers of the physician practices. As part of the restructuring charge recorded in September 2001, the Company reserved approximately $1.3 million for these commitments related to facilities it has closed or plans to close. The Company intends to enter into sublease agreements as the facilities are vacated.

   The Company entered into two medical equipment capital leases at one of its ASCs during 2001. Capital leases of continuing operations only, are included in the table below.

   At December 31, 2001, minimum annual rental commitments are as follows (in thousands):

                                                    Operating Capital
                                                     Leases   Leases
                                                    --------- -------
          2002.....................................  $ 6,745    $54
          2003.....................................    6,246     13
          2004.....................................    5,502     --
          2005.....................................    3,889     --
          2006 and thereafter......................    5,011     --
                                                     -------    ---
             Minimum lease payments................   27,393     67
             Less sublease receipts................     (161)    --
                                                     -------    ---
             Total minimum lease payments..........  $27,232     67
                                                     =======
             Less: amount representing interest....              (3)
                                                                ---
             Total obligation under capital leases.             $64
                                                                ===

   Included above are total commitments of $7.8 million, at approximately $1.8 million per year, which relate to facilities that are leased from related parties.

   Rent expense of continuing operations related to operating leases amounted to approximately $1.6 million, $1.1 million and $1.0 million during 2001, 2000 and 1999, respectively.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

Litigation

   The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Professional Liability Risk

   The Company maintains third party professional liability insurance for its ASCs and business activities. Although the Company believes that this insurance is adequate as to the amounts at risk, there can be no assurance that any claim asserted against the Company will not exceed the coverage limits of such insurance.

Insurance

   The Company is insured with respect to medical malpractice risks on a claims-made basis. Management is not aware of any claims against the Company that might have a material impact on the Company's financial position or results of operations.

Purchase Commitments

   Effective March 1, 2001, the Company entered into a new five-year supply agreement with Alcon Laboratories, Inc. setting forth the terms upon which it can procure and utilize excimer lasers manufactured by Alcon. During the five-year term, the Company will pay Alcon monthly based on the number of procedures performed on each of its APEX/Infinity lasers and LADARVision Systems. The Company is required to pay for a minimum number of annual procedures on each LADARVision System during the five-year term, whether or not these procedures are performed. As of December 31, 2001, the Company has entered into commitments to pay Alcon up to approximately $1.4 million annually during the five-year term. The minimum commitment will increase if the Company deploys additional laser systems.

   Effective April 10, 2001, the Company entered into a two-year Product Usage and Volume Lease Purchase agreement with one of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2001 the Company had remaining product purchase commitments of $504,000.

Employment Agreements

   The Company has employment agreements with thirteen of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

14. STOCKHOLDERS' EQUITY

   In connection with the Company's IPO, Series A Stock, Series B Stock, Series C Stock and Series D S tock converted into common stock on a share-for-share basis. Following conversion of the outstanding preferred stock into common stock at the IPO, the Series A, B, C and D convertible preferred stock were eliminated or canceled and these shares are not available for reissuance.

   On August 18, 1999, the Company sold 3,000,000 new shares of common stock in an initial public offering at a price of $8.00 per share. Net proceeds were approximately $20.2 million after deducting underwriting discounts and commissions and offering expenses. In addition, the underwriters exercised their over-allotment

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
option on September 1, 1999, to acquire additional 600,000 shares of the Company's common stock at $8.00 per share, contributing $4.5 million of additional net proceeds.

Redemption Right

   The Series C and Series D Stock (Senior Preferred Stock) were redeemable upon a two-thirds vote of the shareholders, at the greater of a prescribed liquidation preference amount per share, or the fair value of such preferred stock as established by independent appraisers. The Senior Preferred Stock converted into common stock at the date of the IPO. The Company recorded related accretion of $2.0 million on these shares in 1999 through the conversion date.

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

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

   The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage of up to 15% of their compensation. The Savings Plan provides for the Company to match 50% of the employee's contributions on the first 3% of salary contributed by each employee. The Company's matching contributions approximated $368,000, $362,000 and $251,000 for 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

   The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. Approximately 76,500 shares and 61,500 shares were purchased during 2001 and 2000, respectively. The employee stock purchase plan began on October 1, 1999 and, accordingly, no shares were purchased during 1999. At December 31, 2001, 262,000 shares were reserved for future issuance.

Stock Option Plans

   The Company is authorized to issue up to 8,451,800 shares of its common stock, par value $.01 per share under various stock option plans. Authorized options for common stock under the various plans are generally exercisable over a four-year period with 1/8 of the total options granted becoming exercisable six months from the date of each grant and 1/48 of the total options granted becoming exercisable each month thereafter. The option period for common stock options is 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The Company grants stock options to employees and nonemployee members of the Company's Board of Directors. Pursuant to Accounting Principles Board No. 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended December 31, 2001 and 2000, the Company did not recognize any stock based compensation expense. During July, 1999, the Company fully vested all 1,050,800 options granted from February 1, 1999 through July 23, 1999, contingent on the completion of the IPO. Accordingly, the Company recorded $1.6 million, net of tax, as compensation expense during 1999 related to those options which became fully vested on the date of the IPO.

   In addition, the Company has granted stock options to physicians employed by Affiliated Professional Entities as well as a consultant. For these option grants, the Company records a compensation charge, which is equal to their estimated fair market value on the date of the grant as determined by the Black-Scholes option-pricing model. The physicians reimburse the Company for the amount of the compensation charge related to their stock option grant.

   The following table summarizes the activity in the stock option plan:

                                                                Weighted
                                                                Average
                                      Options                   Exercise
                                    Outstanding Price Per Share  Price
                                    ----------- --------------- --------
       Balance at December 31, 1998  4,143,000   $1.25-$ 6.00    $2.55
          Granted..................  1,343,850   $4.38-$10.80    $6.69
          Exercised................   (367,562)  $1.25-$ 9.00    $2.93
          Canceled.................   (111,053)  $1.25-$10.80    $4.48
                                    ----------
       Balance at December 31, 1999  5,008,235   $1.25-$10.80    $3.52
          Granted..................  1,610,350   $1.06-$14.94    $8.26
          Exercised................   (372,231)  $1.25-$10.00    $1.91
          Canceled.................   (764,912)  $1.88-$13.44    $7.37
                                    ----------
       Balance at December 31, 2000  5,481,442   $1.06-$14.94    $4.53
          Granted..................  1,953,000   $1.15-$ 2.84    $1.63
          Exercised................    (79,074)  $1.25-$ 1.88    $1.48
          Canceled................. (1,076,777)  $1.25-$13.88    $4.99
                                    ----------
       Balance at December 31, 2001  6,278,591   $1.06-$14.94    $3.52
                                    ==========                   =====

   The weighted average fair value of options granted in 2001 was $1.21 per share.

   The following table summarizes information about stock options outstanding at December 31, 2001:

                           Options Outstanding      Options Exercisable
                       ---------------------------- --------------------
                         Number            Average    Number    Average
          Range of     Outstanding Average Exercise Exercisable Exercise
       Exercise Prices at 12/31/01  Life    Price   at 12/31/01  Price
       --------------- ----------- ------- -------- ----------- --------
       $  1.06- 1.56    1,465,726    6.9    $ 1.24     787,784   $ 1.25
       $  1.69- 2.50    2,842,900    7.3      1.87   1,625,658     1.96
       $  2.74- 4.00      270,000    6.3      3.39     235,400     3.43
       $  4.38- 6.00      804,000    7.0      5.41     691,227     5.39
       $  6.75-10.06      321,080    7.9      8.65     214,076     8.99
        $10.80-14.94      574,885    8.1     11.98     263,691    11.96
        -------------   ---------    ---    ------   ---------   ------
       $  1.06-14.94    6,278,591    7.2    $ 3.52   3,817,836   $ 3.61
        =============   =========    ===    ======   =========   ======

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

   The Company believes the exercise price of stock options granted prior to the IPO, approximated or exceeded the fair value of the applicable class of stock at the date of grant based on the pricing of transactions involving the preferred stock as discussed in Note 14, and the Company's financial condition at the date of grant. Following the IPO, options have been granted with exercise prices, which are either equal to or above the market value of the stock on the date of grant.

   The following summarizes the pro forma effect on net income (loss) if the fair values of stock based compensation had been recognized in the year presented as compensation expense on a straight-line basis over the vesting period of the grant (in thousands, except per share data):

                                                       2001     2000   1999
                                                     --------  ------ -------
  Net income (loss) available to common stockholders $(34,262) $3,648 $(3,181)
  Earnings (loss) per common share:
     Basic.......................................... $  (1.38) $ 0.15 $ (0.30)
     Diluted........................................ $  (1.38) $ 0.14 $ (0.30)

   The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                              2001  2000  1999
                                              ----  ----  ----
                Expected option life in years    4     4  4.92
                Risk-free interest rate...... 4.36% 5.93% 5.22%
                Dividend yield...............   --    --    --
                Expected volatility.......... 1.00  .950  .850

16. OPERATING SEGMENTS

   The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

   Surgical facilities. Surgical facilities includes the results of operations from owning and/or operating ASCs, LVC centers, and fixed site laser services agreements.

   Product sales. Product sales includes the Company's optical products purchasing organization, wholesale optical laboratories, optical dispensaries, and beginning in May 2000 a producer of marketing products and services.

   The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based on earnings before taxes (EBT) and cash flow (EBITDA). Segment EBT includes all revenue and expenses directly attributable to the segment except amortization of intangible assets and excludes certain expenses that are managed outside the reportable segment. Items excluded from the segment EBT primarily consist of corporate expenses for salaries, wages and benefits, general and administrative, interest on debt, and amortization of intangible assets. Segment EBITDA includes earnings before interest, taxes, depreciation and amortization.

   The Company excludes intercompany transfers for management reporting purposes, as they have no effect on the EBT of the individual segments. Segment identifiable assets include accounts receivable, inventory, other current assets and long-lived assets of the segment. Corporate identifiable assets represent all other assets of the Company including cash and cash equivalents, corporate other current assets, and corporate long-lived assets, which include property and equipment, notes receivable, intangible assets, and other long-term assets. Capital

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES
expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical. The Company has no revenues attributed to customers outside of the United States and no assets located in foreign countries.

                                       Surgical  Product
                                      Facilities  Sales  Corporate  Total
                                      ---------- ------- --------- --------
    2001
       Net revenue...................  $39,363   $30,700 $     --  $ 70,063
       Earnings (loss) before taxes..   13,074     2,335  (25,588)  (10,179)
       Depreciation and amortization.    2,092       278    2,229     4,599
       Interest income...............       --         4       54        58
       Interest expense..............       12         2      951       965
       Identifiable assets...........   12,816     4,531   64,626    81,973
                                       =======   ======= ========  ========
    2000
       Net revenue...................  $41,182   $26,666 $     --  $ 67,848
       Earnings (loss) before taxes..   17,105     3,216  (14,336)    5,985
       Depreciation and amortization.    1,575       233    2,232     4,040
       Interest income...............       --        13      106       119
       Interest expense..............        2        --      971       973
       Identifiable assets...........   14,157     6,209   96,291   116,657
                                       =======   ======= ========  ========
    1999
       Net revenue...................  $31,042   $19,736 $     --  $ 50,778
       Earnings (loss) before taxes..   12,492     2,274  (15,826)   (1,060)
       Depreciation and amortization.      920       175    1,298     2,393
       Interest income...............       --        31      165       196
       Interest expense..............        2        --      709       711
       Identifiable assets...........   10,476     4,230   69,952    84,658
                                       =======   ======= ========  ========

17. RELATED-PARTY TRANSACTIONS

Facility Rent

   The Company leases facility space from various related parties, which include affiliated providers. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $2.3 million, $2.1 million and $1.6 million during 2001, 2000 and 1999, respectively.

Notes Receivable

   The Company holds notes receivable of $3.1 million, less reserves of $1.7 million, from physicians affiliated with the Company. This includes $2.7 million of noninterest bearing tax loans issued in connection with the IPO (See
Note 11). The remainder of the loans bear interest rates between 9.0-9.5%, are secured against future services, and are either payable upon demand of the Company or within a prescribed term.

Acquisition of Midwest Uncuts, Inc.

   Effective January 1, 1999, the Company acquired all of the issued and outstanding shares of Midwest Uncuts, Inc. in exchange for $4.6 million in net cash and 250,000 shares of Series A convertible preferred stock. The stockholders were Mr. and Mrs. John P. Winjum, the parents of the Company's Chairman of the Board, President and Chief Executive Officer.

                    NOVAMED EYECARE, INC. AND SUBSIDIARIES

Other

   The Company receives professional services from a firm that employs a director of the Company. Total payments for services received during 2001, 2000 and 1999 were approximately $720,500, $617,000 and $1.8 million, respectively.

18. QUARTERLY FINANCIAL DATA (Unaudited)

   Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands except per share data):

                                                           Quarter
                                              ---------------------------------
                                               First  Second   Third    Fourth
 2001                                         ------- ------- --------  -------
    Net revenue.............................. $18,251 $18,972 $ 16,837  $16,003
    Income (loss) from continuing operations.   1,906   1,807  (14,204)   1,306
    Net income (loss) from operations:
        Continuing...........................     861     867   (8,614)     707
        Discontinued.........................     317     362  (27,097)      --
    Net income (loss)........................   1,178   1,229  (35,711)     707
    Basic earnings (loss) per share..........    0.05    0.05    (1.44)    0.03
    Diluted earnings (loss) per share........    0.05    0.05    (1.44)    0.03

                                                           Quarter
                                              ---------------------------------
                                               First  Second   Third    Fourth
 2000                                         ------- ------- --------  -------
    Net revenue.............................. $15,705 $17,442 $ 17,756  $16,945
    Income from continuing operations........   1,590   1,829    1,949    1,508
    Net income from operations:
        Continuing...........................     883     966      899      891
        Discontinued.........................     595     492      258      360
    Net income...............................   1,478   1,458    1,157    1,251
    Basic earnings per share.................    0.06    0.06     0.05     0.05
    Diluted earnings per share...............    0.06    0.06     0.05     0.05

                                                                     Schedule I

                             NOVAMED EYECARE, INC.

                         RULE 12-09 VALUATION RESERVES

                                  (in 000's)

                                Balance at Charged to             Balance
      Allowance for contractual beginning  costs and              at end
      adjustments and bad debt  of period   expenses  Deductions of period
      ------------------------  ---------- ---------- ---------- ---------
                1999...........   $2,942     11,174    (11,477)   $2,639
                                  ======     ======    =======    ======

                2000...........   $2,639     14,376    (14,267)   $2,748
                                  ======     ======    =======    ======

                2001...........   $2,748     20,237    (16,456)   $6,529
                                  ======     ======    =======    ======

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

                                          NOVAMED EYECARE, INC.

                                          By: /S/  STEPHEN J. WINJUM
                                             __________________________________
                                             Stephen J. Winjum
                                             President, Chief Executive Officer
                                               and Chairman of the Board of
                                               Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2002.

          Signature                       Title
          ---------                       -----
   /S/  STEPHEN J. WINJUM     President, Chief Executive
-----------------------------   Officer (Principal
      Stephen J. Winjum         Executive Officer),
                                Chairman of the Board of
                                Directors, and a Director

   /S/  SCOTT T. MACOMBER     Executive Vice President and
-----------------------------   Chief Financial Officer
      Scott T. Macomber         (Principal Financial
                                Officer)

    /S/  ROBERT L. HIATT      Vice President Finance
-----------------------------   (Principal Accounting
       Robert L. Hiatt          Officer)

     /S/  R. JUDD JESSUP      Director
-----------------------------
       R. Judd Jessup

     /S/  SCOTT H. KIRK       Director
-----------------------------
     Scott H. Kirk, M.D.

  /S/  STEVEN V. NAPOLITANO   Director
-----------------------------
    Steven V. Napolitano

   /S/  C.A. LANCE PICCOLO    Director
-----------------------------
     C.A. Lance Piccolo