Form 10-Q
period 2002-03-31
NOVAMED EYECARE INC
filed 2002-05-14
CIK 1086939

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         As of May 13, 2002, there were outstanding 24,877,548 shares of the registrant's common stock, par value $.01 per share.

================================================================================

                              NOVAMED EYECARE, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX

          PART OR ITEM                                                                              PAGE
Part I.   FINANCIAL STATEMENTS                                                                         3
Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets - March 31, 2002 and
            December 31, 2001                                                                          3
            Condensed Consolidated Statements of Operations - Three months ended
            March 31, 2002 and 2001                                                                    4
            Condensed Consolidated Statements of Cash Flows - Three months ended
            March 31, 2002 and 2001                                                                    5
            Notes to the Interim Condensed Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                  11

Part II.  OTHER INFORMATION                                                                           14
Item 6.   Exhibits and Reports on Form 8-K                                                            14
          Signatures                                                                                  15

Part I
Item 1.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in thousands, except per share data)

                                                                            March 31,            December 31,
ASSETS                                                                         2002                 2001
                                                                        ---------------        --------------
Current assets:                                                             (unaudited)
      Cash and cash equivalents                                         $           787        $          967
      Accounts receivable, net                                                    7,829                 7,023
      Notes and amounts due from affiliated providers                             1,752                 1,654
      Inventory                                                                   1,199                 1,162
      Current tax assets, net                                                     4,360                 5,921
      Other current assets                                                          728                 1,004
      Current assets of discontinued operations                                   9,810                15,790
                                                                        ---------------        --------------
           Total current assets                                                  26,465                33,521
Property and equipment, net                                                       7,326                 7,984
Intangible assets, net                                                           21,832                24,751
Noncurrent deferred tax assets, net                                              11,916                11,285
Other assets, net                                                                 1,716                   748
Noncurrent assets of discontinued operations, net                                 9,547                12,689
                                                                        ---------------        --------------
           Total assets                                                 $        78,802        $       90,978
                                                                        ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                  $         3,429        $        2,808
      Accrued expenses                                                            2,203                 2,229
      Restructuring reserves                                                      2,535                 5,023
      Current maturities of long-term debt                                           54                   404
      Current liabilities of discontinued operations                              8,507                 9,085
                                                                        ---------------        --------------
           Total current liabilities                                             16,728                19,549
                                                                        ---------------        --------------
Long-term debt, net of current maturities                                        12,419                20,708
                                                                        ---------------        --------------
Minority interest                                                                   180                   142
                                                                        ---------------        --------------
Commitments and contingencies
Stockholders' equity:
      Series E Junior Participating Preferred Stock, $0.01 par
           value, 1,912,000 shares authorized, none outstanding at
           March 31, 2002 and December 31, 2001, respectively                        --                    --
      Common stock, $0.01 par value, 81,761,465 shares
           authorized, 24,877,548 and 24,835,108 shares issued
           and outstanding at March 31, 2002 and
           December 31, 2001, respectively                                          249                   248
      Additional paid-in-capital                                                 77,699                77,673
      Retained earnings (deficit)                                               (28,439)              (27,342)
      Treasury stock                                                                (34)                   --
                                                                        ---------------        --------------
           Total stockholders' equity                                            49,475                50,579
                                                                        ---------------        --------------
           Total liabilities and stockholders' equity                   $        78,802        $       90,978
                                                                        ===============        ==============


  The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (Amounts in thousands, except per share data; unaudited)


                                                                              Three months ended
                                                                                   March 31,
                                                                      ----------------------------------
                                                                           2002                 2001
                                                                      -------------        -------------
Net revenue:
    Surgical facilities                                                 $     8,244         $      9,707
    Product sales and other                                                   8,649                7,447
                                                                      -------------        -------------
       Total net revenue                                                     16,893               17,154
                                                                      -------------        -------------

Operating expenses:
    Salaries, wages and benefits                                              3,392                4,459
    Cost of sales and medical supplies                                        9,022                7,917
    Selling, general and administrative                                       2,288                2,434
    Depreciation and amortization                                               607                1,128
                                                                      -------------        -------------
       Total operating expenses                                              15,309               15,938
                                                                      -------------        -------------

Income from continuing operations                                             1,584                1,216

Other expense, net                                                               77                  410
                                                                      -------------        -------------
Income from continuing operations
    before income taxes                                                       1,507                  806
Income tax provision                                                            603                  342
                                                                      -------------        -------------
Net income from continuing operations before cumulative
    effect of change in accounting principle                                    904                  464
Net income (loss) from discontinued operations                                 (208)                 714
Cumulative effect of change in accounting principle, net of tax              (1,803)                  --
                                                                      -------------        -------------
Net income (loss)                                                       $    (1,107)        $      1,178
                                                                      =============        =============


Basic earnings per common share:
    Income from continuing operations before cumulative                 $      0.04         $       0.02
       effect of change in accounting principle
    Income (loss) from discontinued operations                                (0.01)                0.03
    Cumulative effect of change in accounting principle                       (0.07)                  --
                                                                      -------------        -------------
    Net income (loss)                                                   $     (0.04)        $       0.05
                                                                      =============        =============

Diluted earnings per common share:
    Income from continuing operations before cumulative                 $      0.04         $       0.02
       effect of change in accounting principle
    Income (loss) from discontinued operations                                (0.01)                0.03
    Cumulative effect of change in accounting principle                       (0.07)                  --
                                                                      -------------        -------------
    Net income (loss)                                                   $     (0.04)        $       0.05
                                                                      =============        =============

Weighted average common shares outstanding                                   24,837               24,693
Dilutive effect of employee stock options                                        --                  472
                                                                      -------------        -------------
Diluted weighted average common shares outstanding                           24,837               25,165
                                                                      =============        =============

  The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands; unaudited)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                      2002            2001
                                                                                     -----------   ----------
      Cash flows from operating activities:
         Net income (loss)                                                            $ (1,107)     $ 1,178
         Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions--
             Net (earnings) loss of discontinued operations                                208         (714)
             Cumulative effect of change in accounting principle, net                    1,803           --
             Depreciation and amortization                                                 607        1,128
             Minority interest                                                              38           --
             Deferred taxes                                                                603           --
             Changes in working capital items--
                 Accounts receivable                                                      (501)        (211)
                 Inventory                                                                 (37)         459
                 Other current assets                                                    1,828         (126)
                 Accounts payable and accrued expenses                                     443          (90)
             Other noncurrent assets                                                       (45)        (500)
                                                                                     -----------   ----------
                    Net cash provided by operating activities                            3,840        1,124
                                                                                     -----------   ----------

      Cash flows from investing activities:
         Purchases of property and equipment                                              (299)        (100)
         Issuance of notes receivable to affiliated providers                              (12)         (35)
                                                                                     -----------   ----------
                    Net cash used by investing activities                                 (311)        (135)
                                                                                     -----------   ----------

      Cash flows from financing activities:
         Borrowings under revolving line of credit                                       6,850       12,405
         Payments under revolving line of credit                                       (15,145)     (12,625)
         Proceeds from the issuance of common stock                                         27          191
         Payments of other debt, debt issuance fees and capital lease obligations         (344)          (3)
                                                                                     -----------   ----------
                    Net cash used by financing activities                               (8,612)         (32)
                                                                                     -----------   ----------

      Cash flows from discontinued operations:
         Operating activities                                                            1,915          800
         Investing activities                                                            3,000         (496)
         Financing activities                                                              (12)         (11)
                                                                                     -----------   ----------
                    Net cash provided by discontinued operation                          4,903          293
                                                                                     -----------   ----------

      Net increase (decrease) in cash and cash equivalents                                (180)       1,250
      Cash and cash equivalents, beginning of period                                       967          785
                                                                                     -----------   ----------
      Cash and cash equivalents, end of period                                        $    787      $ 2,035
                                                                                     ===========   ==========

  The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
            (Dollars in thousands, except per share data; unaudited)

1.   BASIS OF PRESENTATION

     The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2001, filed by NovaMed Eyecare, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

     Prior year amounts have been reclassified to conform to current year presentation as further discussed in Note 3 below.

2. GOODWILL AND OTHER INTANGIBLE ASSETS -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. We will be required to subject these assets to periodic testing for impairment. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of FAS 142 are required to be reported as resulting in a change in accounting principle.

     We performed an evaluation of all our existing goodwill as of January 1, 2002 and determined that the goodwill associated with one of our ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which has lately shown a downturn in demand. This downturn has negatively impacted the prospects for this business. We are in the process of developing new products at this business to diversify its revenue base. The business was evaluated using an expected cash flow valuation method which indicated that the carrying value of the business had been impaired by approximately $2.9 million. We recorded a net of tax charge of $1.8 million to write-off a portion of acquired goodwill in our first quarter financial statements as a change in accounting principle. All intangible assets are reported in our Corporate segment.

     The intangible assets that are continuing to be amortized over 25 years are related to the Management Services Agreements at our remaining optical dispensaries.

                                                            Unamortized            Amortized
                                                             Intangible            Intangible
                                                               Assets                Assets
                                                         ----------------       ----------------
        Balance as of December 31, 2001                   $     24,099           $         652
        Initial impairment upon adoption of FAS 142             (2,911)                     --
        Amortization expense                                        --                      (8)
                                                         ----------------       ----------------
        Balance as of March 31, 2002                      $     21,188           $         644
                                                         ================       ================

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
            (Dollars in thousands, except per share data; unaudited)

The following tables summarize the results of continuing operations and earnings per share had FAS 142 been adopted at the beginning of 2001:

                                                         Three Months
                                                            ended
                                                        March 31, 2001
                                                        ------------------
        Reported income from continuing operations       $         464
        Add back: Goodwill amortization                            253
        Less: Related tax effect                                   (64)
                                                        ------------------
        Adjusted income from continuing operations       $         653
                                                        ==================

                                                               Basic                Diluted
                                                              Earnings              Earnings
        Three months ended March 31, 2001                    Per Share             Per Share
        ---------------------------------               ------------------    -----------------
        Reported net income from continuing operations   $       0.02         $       0.02
        Goodwill amortization                                    0.01                 0.01
                                                        ------------------    -----------------
        Adjusted net income from continuing operations   $       0.03         $       0.03
                                                        ==================    =================

3.   DISCONTINUED OPERATIONS

     As required, effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") under which we will report as discontinued operations certain entities that have been disposed of or are classified as held for sale. Under FAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. In the first quarter of 2002, we sold an ambulatory surgery center and an optical dispensary business, both of which are reported as discontinued operations under the provisions of FAS 144. Prior period financial statements have been restated to reflect these entities as discontinued.

     During 2001, we implemented a Plan of Discontinued Operations and Restructuring (the "Plan"). This involves the divestiture of the management services segment or physician practice management ("PPM") business. The results of these discontinued operations are accounted for under APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued for at the date the plan was adopted. We reported a charge of $27.2 million, net of tax in our third quarter 2001 financial statements. To date, we have completed five of eighteen planned divestiture transactions. We received total proceeds of $5.1 million, consisting of $4.0 million in cash and $1.1 million in promissory notes with multi-year terms.

     Net interest expense allocated to discontinued operations was $93,000 and $309,000 for the three months ended March 31, 2002 and 2001, respectively. Interest was allocated to discontinued operations accounted for under APB 30, based on the proportion of net assets of discontinued operations to consolidated net assets plus consolidated debt as prescribed by EITF 87-24 -- Allocation of Interest to Discontinued Operations.

                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
            (Dollars in thousands, except per share data; unaudited)

The operating results of all discontinued operations are summarized below.

                                                        Three months ended
                                                             March 31,
                                                 ---------------------------
                                                    2002              2001
                                                 ------------  -------------

Net revenue                                       $   15,338    $    19,724
Operating expenses                                    14,860         18,174
Interest and other expense, net                           73            305
                                                  -----------   ------------
Income from operations before income taxes               405          1,245
Income tax provision                                     162            531
                                                  -----------   ------------
Net income from operations                               243            714
                                                  -----------   ------------

Loss on sale of discontinued operations                 (310)            --
Income tax benefit                                       118             --
                                                  -----------   ------------
Net loss on sale of discontinued operations             (192)            --
                                                  -----------   ------------

Net income from discontinued operations           $       51    $       714
                                                  ===========   ============

     During the first quarter of 2002, $259,000 of the net income was credited to the discontinued operations reserves, which resulted in a reported net loss of $208,000 for the period.

The balance sheet components of discontinued operations are summarized as follows:

                                                        March 31,   December 31,
                                                          2002         2001
                                                      -----------   ------------

Accounts and notes receivable                         $     8,630   $    13,869
Inventories                                                   598         1,203
Other current assets                                          582           718
                                                      -----------   -----------
Current assets of discontinued operations             $     9,810   $    15,790
                                                      ===========   ===========

Net property and equipment                            $     4,772   $     5,455
Intangible assets                                           4,775         7,234
                                                      -----------   -----------
Noncurrent assets of discontinued operations          $     9,547   $    12,689
                                                      ===========   ===========

Accounts payable                                      $     1,140   $     1,174
Accrued expenses                                            1,980         2,591
Notes payable and capitalized lease obligations                29            78
Discontinued operations reserves                            5,358         5,242
                                                      -----------   -----------
Current liabilities of discontinued operations        $     8,507   $     9,085
                                                      ===========   ===========

     Included in the balance sheet caption "Discontinued operations reserves" at March 31, 2002 are reserves of $2.1 million for projected operating results and estimated gain or loss on disposal and $3.3 million for costs to exit the PPM business.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
            (Dollars in thousands, except per share data; unaudited)

4.   RESTRUCTURING RESERVES

     During the first quarter of 2002, we terminated a contract to purchase an ASC and negotiated the sublease of one closed LVC center.

                                   Reserve at                                Reserve at
                                  December 31,           Charges              March 31,
                                      2001               Utilized               2002
                                -----------------    -----------------      ------------
Facility closures--
     Asset impairments            $     905            $      (212)         $      693
     Lease commitments                1,717                   (543)              1,174
Contract termination                  1,836                 (1,702)                134
Reorganization of IT--
     Asset impairments                   12                     --                  12
     Lease commitments                  456                     --                 456
Other                                    97                    (31)                 66
                                  ---------            -----------          ----------
     Total reserve balance        $   5,023            $    (2,488)         $    2,535
                                  =========            ===========          ==========

5.   REVOLVING CREDIT FACILITY

     At March 31, 2002, we had $12.4 million outstanding under our revolving credit facility that expires on June 30, 2003. The maximum commitment available under the facility was $40.0 million at April 1, 2002 and will be reduced by $2.5 million per quarter, resulting in a maximum commitment of $35.0 million as of October 1, 2002.

     Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 4.7% for three months ended March 31, 2002 and 4.2% at March 31, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. We are required to use 100% of the proceeds from our divestiture transactions to pay down outstanding debt.

     We amended our credit agreement on February 5, 2002 to include additional covenants. We will be in default if our cash expenditures incurred in connection with the Plan (including, without limitation, the costs of structuring and negotiating the divestiture transactions, terminating employees and closing facilities), exceeds by $10 million the sum of EBITDA from the discontinued management services operations plus the cash proceeds from these transactions. As of March 31, 2002, we were in compliance with all our credit agreement covenants.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2002
            (Dollars in thousands, except per share data; unaudited)

6.   OPERATING SEGMENTS

       The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2002 and 2001 (in thousands):

                                               Surgical     Product Sales
                                              Facilities      and Other        Corporate       Total
                                            --------------  --------------   -------------  ------------
Three months ended March 31, 2002
---------------------------------
    Net revenue                             $        8,244   $       8,649   $         --    $    16,893
    Earnings (loss) before tax                       2,632             523         (1,648)         1,507
    Depreciation and amortization                      469              69             69            607
    Interest income                                      1              --             26             27
    Interest expense                                     1              --            134            135
    Identifiable assets                              9,454           5,695         63,653         78,802
                                            ==============  ==============   =============  ============

Three months ended March 31, 2001
---------------------------------
    Net revenue                             $        9,707   $       7,447   $         --    $    17,154
    Earnings (loss) before tax                       3,382             745         (3,321)           806
    Depreciation and amortization                      475              60            593          1,128
    Interest income                                     --               2             23             25
    Interest expense                                    --              --            308            308
    Identifiable assets                             13,815           6,118        103,047        122,980
                                            ==============  ==============   =============  ============

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2002 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See "Cautionary note regarding forward-looking statements" on page 14.

Outlook

     We provide a comprehensive range of eye care services, focused primarily around our surgical facilities, including our ownership and operation of 15 ambulatory surgery centers (ASCs), and our operation of 13 laser vision correction centers and fixed-site laser services agreements. Eye care professionals perform laser vision correction, cataract and other eye-related surgical procedures in the surgical facilities we own and/or operate.

     The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

     Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Net Revenue. Net revenue decreased 1.7% from $17.2 million to $16.9 million. Surgical facilities net revenue decreased 15.5% from $9.7 million to $8.2 million primarily due to the decrease in surgical procedures performed as well as the change in surgical procedure mix. During the first quarter of 2002, total surgical procedures performed in our surgical facilities decreased 18.7% to 10,013. LVC procedures decreased 42.8%, cataract procedures increased 4.6% and other procedures decreased 6.0%, compared to 2001. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions. The majority of the increase in cataract procedures came from our Thibodaux, LA ASC, which we acquired in November of 2001.

     Product sales and other net revenue increased 16.2% from $7.4 million to $8.6 million, primarily as a result of a 27.1% net revenue increase at our optical products purchasing organization coupled with an 8.3% increase in net revenue at our optical laboratories. The increase was offset by a 35.0% decrease in net revenue at our optical dispensaries and a 24.6% decrease in net revenue at our marketing products business. The increase in net revenue at our optical products purchasing organization and optical laboratories was primarily due to the addition of new customers and increased sales to existing customers. Approximately 70% of the decrease in net revenue from our optical dispensaries was due to the closing of optical dispensaries in 2001. We experienced a 14.2% decline in sales at our remaining optical dispensaries. Our marketing products business has sold products primarily to the laser vision correction market. The downturn in this market was the cause of the decline in net revenue and led us to take a $1.8 million net charge to write off a portion of the carrying value of goodwill created when we acquired the company in 2000. This charge is reported as a change in accounting principle.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 24.4% from $4.5 million to $3.4 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 26.0% to 20.1%. The decrease in salaries, wages and benefits expense is a result of staff reductions at some surgical facilities in response to the reduction in LVC procedures as well as corporate staff reductions. Approximately 2.8% of the reduction is the result of closing several LVC centers and optical dispensaries in the fourth quarter of 2001. In addition, certain corporate salaries were charged to the discontinued operations reserves during the first quarter of 2002.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 13.9% from $7.9 million to $9.0 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 46.2% to 53.4%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. The increase in cost of sales and medical supplies as a percentage of net revenue is due to our product sales and other segment net revenue increasing to 51.2% of total net revenue in the first quarter of 2002, up from 43.4% in 2001. This segment has a much higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities segment.

     Selling, General and Administrative. Selling, general and administrative expense ("SG&A") decreased 4.2% from $2.4 million to $2.3 million. As a percentage of net revenue, SG&A expense decreased from 14.2% to 13.5%. The absolute decrease in selling, general and administrative expense is the result of closing several LVC centers and optical dispensaries in the fourth quarter of 2001. Excluding those closures, SG&A was flat compared to the prior year quarter.

     Depreciation and Amortization. Depreciation and amortization expense decreased 45.5% from $1.1 million to $607,000. The cessation of goodwill amortization as of January 1, 2002 contributed $253,000 of this decrease as compared to the same quarter of 2001. The remainder of the decrease is due to the write-off of assets at the end of our 2001 third quarter in our restructuring plan.

     Other Expense. Other expense decreased from $410,000 to $77,000. The decrease in other expense was primarily related to a decrease in interest expense as a result of lower average interest rates during the first quarter of 2002 (4.7%) as compared to the 2001 period (7.9%) as well as lower average borrowings of $18.8 million during the first quarter of 2002 as compared to $28.5 million during the first quarter of 2001. In addition, the first quarter of 2001 included $129,000 of losses from a nonconsolidated affiliate. Our investment in that entity was reduced to zero within our restructuring plan.

     Provision for Income Taxes. The adoption of FAS 142 reduced our effective tax rate to 40.0% from 42.4% in the first quarter of 2001. Under the new accounting pronouncement we no longer amortize most of our goodwill which substantially reduces the amount of permanent differences in our tax calculation.

     Liquidity and Capital Resources

     Net cash provided by continuing operating activities was $3.8 million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. This included a $1.5 million refund of 2001 estimated federal tax payments. We used $311,000 of cash for investing activities during the first three months of 2002, primarily for the purchase of equipment. During the first three months of 2002, our net borrowings under our revolving credit line decreased $8.3 million from the December 31, 2001 level, using cash generated by operations and proceeds from divestiture transactions. At March 31, 2002, we had working capital of $ 11.0 million (excluding restructuring and discontinued operations reserves).

     During the first quarter of 2002, we completed four planned divestiture transactions. We received total proceeds of $4.0 million, consisting of $3.2 million in cash and a $750,000 promissory note with a multi-year term. The cash proceeds were used to reduce debt as required under our revolving credit facility.

     On May 6, 2002 we announced that we had entered into a definitive agreement to acquire a majority interest in an ambulatory surgery center in Colorado Springs, Colorado. We expect to close on this acquisition in late May following state licensure approvals.

     At March 31, 2002, we had $12.4 million outstanding under our revolving credit facility that expires on June 30, 2003. The maximum commitment available under the facility was $40.0 million at April 1, 2002 and will be reduced by $2.5 million per quarter, resulting in a maximum commitment of $35.0 million as of October 1, 2002.

     Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 4.7% for three months ended March 31, 2002 and 4.2% at March 31, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. We are required to use 100% of the proceeds from our divestiture transactions to pay down outstanding debt.

     We amended our credit agreement on February 5, 2002 to include additional covenants. We will be in default if our cash expenditures incurred in connection with the Plan (including, without limitation, the costs of structuring and negotiating the divestiture transactions, terminating employees and closing facilities), exceeds by $10 million the sum of EBITDA from the discontinued management services operations plus the cash proceeds from these transactions. As of March 31, 2002, we were in compliance with all our credit agreement covenants.

     We believe that our cash flow from operations and funds available under our existing revolving credit facility will be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition activities, capital requirements associated with our surgical facilities, expansion and the future cost of surgical equipment, and cost of completing our discontinued operations plan. We also expect the cash proceeds from divestitures to supplement our cash flow.

     One of our former affiliated eye care professionals has the option, exercisable beginning January 1, 2001 through January 1, 2006, to acquire up to a 30% interest in one of our ASCs. We have also entered into an agreement, subject to state licensure approvals, to sell a 20% interest in one of our ASCs to two former affiliated eye care professionals. One of our partners in an ASC in which we own a majority interest has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006.

     On June 15, 2000, we entered into an agreement to acquire two ASCs, contingent upon the resolution of certain requirements associated with the seller. Certain of these contingencies were satisfied in 2000 with respect to one of the ASCs, which we acquired in December 2000. Effective January 2002, we have terminated our agreement to acquire the second ASC, and have sold back to the seller the ASC acquired in December 2000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. When used in the Form 10-Q, the words "anticipates," "believes," "estimates," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks and uncertainties which could cause our actual results, performance or achievements in 2002 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to grow or manage our growth; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; the continued acceptance of laser vision correction and other refractive surgical procedures; demand for elective surgical procedures generally and in response to a protracted economic downturn; our ability to successfully implement our discontinued operations plan on acceptable terms consistent with our credit facility; and the application of existing or proposed government regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

A.        Exhibits
          Exhibit 10.29*-- First Amendment to Second Amended and Restated Credit Agreement

B.        Reports on Form 8-K
          We did not file any reports on Form 8-K during the first quarter of 2002.

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

NOVAMED EYECARE, INC.

/s/ Scott T. Macomber                                           May 14, 2002
---------------------                                           ------------
Scott T. Macomber                                                       Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)


/s/ Robert L. Hiatt                                             May 14, 2002
-------------------                                             ------------
Robert L. Hiatt                                                         Date
Vice President Finance
(principal accounting officer)