Form 10-Q
period 2002-06-30
NOVAMED EYECARE INC
filed 2002-08-14
CIK 1086939

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

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

         As of August 12, 2002, there were outstanding 23,128,908 shares of the registrant's common stock, par value $.01 per share.

================================================================================

                              NOVAMED EYECARE, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX

              PART OR ITEM                                                                              PAGE
Part I.       FINANCIAL STATEMENTS                                                                         3
Item 1.       Interim Condensed Consolidated Financial Statements (unaudited)
                Condensed Consolidated Balance Sheets - June 30, 2002 and
                December 31, 2001                                                                          3
                Condensed Consolidated Statements of Operations - Three and six months ended
                June 20, 2002 and 2001                                                                     4
                Condensed Consolidated Statements of Cash Flows - Six months ended
                June 30, 2002 and 2001                                                                     5
                Notes to the Interim Condensed Consolidated Financial Statements                           6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Continuing Operations                                                                       12

Part II.      OTHER INFORMATION
Item 4        Submission of Matters to a Vote of Security Holders                                         16
Item 6        Exhibits and Reports on Form 8-K                                                            16
              Signatures                                                                                  17

Part I

Item 1.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                           June 30,             December 31,
ASSETS                                                                                       2002                   2001
                                                                                        ---------------        --------------
Current assets:                                                                             (unaudited)
      Cash and cash equivalents                                                         $            --        $          967
      Accounts receivable, net                                                                    7,666                 6,794
      Notes and amounts due from affiliated providers                                             1,717                 1,654
      Inventory                                                                                   1,309                 1,142
      Current tax assets, net                                                                     3,511                 5,073
      Other current assets                                                                          847                   999
      Current assets of discontinued operations                                                   7,659                16,131
                                                                                        ---------------        --------------
           Total current assets                                                                  22,709                32,760
Property and equipment, net                                                                       7,326                 7,945
Intangible assets, net                                                                           22,173                23,797
Noncurrent deferred tax assets, net                                                              11,934                12,133
Other assets, net                                                                                 1,713                   748
Noncurrent assets of discontinued operations, net                                                 7,796                13,682
                                                                                        ---------------        --------------
           Total assets                                                                 $        73,651        $       91,065
                                                                                        ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                  $         3,702        $        2,808
      Accrued expenses                                                                            2,208                 2,317
      Restructuring reserves                                                                      2,499                 5,023
      Current maturities of long-term debt                                                          161                   404
      Current liabilities of discontinued operations                                              7,847                 9,084
                                                                                        ---------------        --------------
           Total current liabilities                                                             16,417                19,636
                                                                                        ---------------        --------------
Long-term debt, net of current maturities                                                         6,906                20,708
                                                                                        ---------------        --------------
Minority interest                                                                                   735                   142
                                                                                        ---------------        --------------
Commitments and contingencies
Stockholders' equity:
      Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at
           June 30, 2002 and December 31, 2001, respectively                                         --                    --
      Common stock, $0.01 par value, 81,761,465 shares
           authorized, 23,128,908 and 24,835,108 shares issued
           and outstanding at June 30, 2002 and
           December 31, 2001, respectively                                                          249                   248
      Additional paid-in-capital                                                                 77,699                77,673
      Retained earnings (deficit)                                                               (27,126)              (27,342)
      Treasury stock, at cost, 1,748,640 shares at June 30, 2002                                 (1,229)                   --
                                                                                        ---------------        --------------
           Total stockholders' equity                                                            49,593                50,579
                                                                                        ---------------        --------------
           Total liabilities and stockholders' equity                                   $        73,651        $       91,065
                                                                                        ===============        ==============

            The notes to the interim condensed consolidated financial
              statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data; unaudited)

                                                                       Three months ended                  Six months ended
                                                                            June 30,                            June 30,
                                                                  ----------------------------       ------------------------------
                                                                     2002              2001              2002              2001
                                                                  -----------      -----------       ------------       -----------
Net revenue:
    Surgical facilities                                           $     8,331      $     9,467       $     16,196       $    18,771
    Product sales and other                                             9,381            7,976             17,922            15,304
                                                                  -----------      -----------       ------------       -----------
       Total net revenue                                               17,712           17,443             34,118            34,075
                                                                  -----------      -----------       ------------       -----------

Operating expenses:
    Salaries, wages and benefits                                        3,518            4,476              6,816             8,843
    Cost of sales and medical supplies                                  9,828            8,454             18,692            16,164
    Selling, general and administrative                                 2,200            2,279              4,430             4,642
    Depreciation and amortization                                         671            1,156              1,270             2,235
                                                                  -----------      -----------       ------------       -----------
       Total operating expenses                                        16,217           16,365             31,208            31,884
                                                                  -----------      -----------       ------------       -----------

Income from continuing operations                                       1,495            1,078              2,910             2,191

Other (income) expense, net                                              (261)             247               (184)              660
                                                                  -----------      -----------       ------------       -----------
Income from continuing operations
    before income taxes                                                 1,756              831              3,094             1,531
Income tax provision                                                      702              368              1,238               666
                                                                  -----------      -----------       ------------       -----------
Net income from continuing operations before cumulative
    effect of change in accounting principle                            1,054              463              1,856               865
Net income from discontinued operations                                   259              766                153             1,542
Cumulative effect of change in accounting principle,
    net of tax                                                             --               --             (1,803)               --
                                                                  -----------      -----------       ------------       -----------
Net income                                                        $     1,313      $     1,229       $        206       $     2,407
                                                                  ===========      ===========       ============       ===========


Basic earnings per common share:
    Income from continuing operations before cumulative
       effect of change in accounting principle                   $      0.04      $      0.02       $       0.07       $      0.04
    Income from discontinued operations                                  0.01             0.03               0.01              0.06
    Cumulative effect of change in accounting principle                    --               --              (0.07)               --
                                                                  -----------      -----------       ------------       -----------
    Net income                                                    $      0.05      $      0.05       $       0.01       $      0.10
                                                                  ===========      ===========       ============       ===========

Diluted earnings per common share:
    Income from continuing operations before cumulative
       effect of change in accounting principle                   $      0.04      $      0.02       $       0.07       $      0.04
    Income (loss) from discontinued operations                           0.01             0.03               0.01              0.06
    Cumulative effect of change in accounting principle                    --               --              (0.07)               --
                                                                  -----------      -----------       ------------       -----------
    Net income                                                    $      0.05      $      0.05       $       0.01       $      0.10
                                                                  ===========      ===========       ============       ===========

Weighted average common shares outstanding                             24,563           24,803             24,699            24,748
Dilutive effect of employee stock options                                  52              500                 26               486
                                                                  -----------      -----------       ------------       -----------
Diluted weighted average common shares outstanding                     24,615           25,303             24,725            25,234
                                                                  ===========      ===========       ============       ===========

            The notes to the interim condensed consolidated financial
              statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands; unaudited)

                                                                                                Six months ended June 30,
                                                                                           -----------------------------------
                                                                                               2002                   2001
                                                                                           ------------           ------------
      Cash flows from operating activities:
         Net income                                                                        $        206           $      2,407
         Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions--
             Net earnings of discontinued operations                                               (153)                (1,542)
             Cumulative effect of change in accounting principle, net                             1,803                     --
             Gain on sale of minority interest                                                     (436)                    --
             Depreciation and amortization                                                        1,270                  2,235
             Minority interest                                                                      128                     --
             Deferred taxes                                                                       1,238                    319
             Changes in working capital items--
                 Accounts receivable                                                               (355)                  (697)
                 Inventory                                                                         (127)                   244
                 Other current assets                                                             1,695                   (479)
                 Accounts payable and accrued expenses                                              410                 (1,283)
               Other                                                                                (41)                  (496)
                                                                                           ------------           ------------
                    Net cash provided by operating activities                                     5,638                    708
                                                                                           ------------           ------------

      Cash flows from investing activities:
         Purchases of property and equipment                                                       (648)                  (843)
         Acquisitions of ASCs                                                                    (1,446)                    --
         Proceeds from sale of minority interest                                                    750                     --
         Other                                                                                      (33)                   (41)
                                                                                           ------------           ------------
                    Net cash used by investing activities                                        (1,377)                  (884)
                                                                                           ------------           ------------

      Cash flows from financing activities:
         Borrowings under revolving line of credit                                               14,150                 24,463
         Payments under revolving line of credit                                                (27,945)               (25,853)
         Other                                                                                     (328)                   152
                                                                                           ------------           ------------
                    Net cash used by financing activities                                       (14,123)                (1,238)
                                                                                           ------------           ------------

      Cash flows from discontinued operations:
          Operating activities                                                                    2,495                  1,819
          Proceeds from divestitures                                                              6,745                     --
          Investing activities                                                                     (326)                (1,167)
          Financing activities                                                                      (19)                   (23)
                                                                                           ------------           ------------
                    Net cash provided by discontinued operation                                   8,895                    629
                                                                                           ------------           ------------

      Net decrease in cash and cash equivalents                                                    (967)                  (785)
      Cash and cash equivalents, beginning of period                                                967                    785
                                                                                           ------------           ------------
      Cash and cash equivalents, end of period                                             $         --           $         --
                                                                                           ============           ============

      Noncash investing activity:
      --------------------------
      Fair value of stock received in divestiture transactions                             $      1,229           $         --
                                                                                           ============           ============

            The notes to the interim condensed consolidated financial
              statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
            (Dollars in thousands, except per share data; unaudited)

1.  BASIS OF PRESENTATION

      The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2001, filed by NovaMed Eyecare, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

      Prior year amounts have been reclassified to conform to current year presentation as further discussed in Note 3 below.

2. GOODWILL AND OTHER INTANGIBLE ASSETS-- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives. We are required to periodically evaluate the carrying value of these assets for impairment. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of FAS 142 are required to be reported as a change in accounting principle.

      We performed an evaluation of all our existing goodwill as of January 1, 2002 and determined that the goodwill associated with one of our ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which has lately shown a downturn in demand. This downturn has negatively impacted the prospects for this business. We are in the process of developing new products at this business to diversify its revenue base. The business was evaluated using an expected cash flow valuation method that indicated the carrying value of the business had been impaired by approximately $2.9 million. We recorded a net of tax charge of $1.8 million to write-off a portion of acquired goodwill in our first quarter financial statements as a change in accounting principle. All intangible assets are reported in our Corporate segment.

      The intangible assets that are continuing to be amortized over 25 years are related to the Management Services Agreements at our remaining optical dispensaries.

                                                                          Unamortized            Amortizable
                                                                           Intangible            Intangible
                                                                             Assets                Assets
                                                                         -------------          -------------
        Balance as of December 31, 2001                                  $      23,365          $         432
        Initial impairment upon adoption of FAS 142                             (2,911)                    --
        Acquisition of ASCs                                                      1,296                     --
        Amortization expense                                                        --                     (9)
                                                                         -------------          -------------
        Balance as of June 30, 2002                                      $      21,750          $         423
                                                                         =============          =============

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
            (Dollars in thousands, except per share data; unaudited)

The following tables summarize the results of continuing operations and earnings per share had FAS 142 been adopted at the beginning of 2001:

                                                                         Three Months ended       Six Months ended
                                                                            June 30, 2001           June 30, 2001
                                                                         ------------------       ----------------
        Reported net income from continuing operations                   $              463       $            865
        Add back: Goodwill amortization                                                 247                    495
        Less: Related tax effect                                                        (71)                  (136)
                                                                         ------------------       ----------------
        Adjusted net income from continuing operations                   $              639       $          1,224
                                                                         ==================       ================

                                                                         Three Months ended       Six Months ended
                                                                            June 30, 2001           June 30, 2001
                                                                         ------------------       ----------------
        Basic Earnings Per Share
        ------------------------
        Reported net income from continuing operations                   $             0.02       $           0.04
        Goodwill amortization                                                          0.01                   0.01
                                                                         ------------------       ----------------
        Adjusted net income from continuing operations                   $             0.03       $           0.05
                                                                         ==================       ================

        Diluted Earnings Per Share
        --------------------------
        Reported net income from continuing operations                   $             0.02       $           0.04
        Goodwill amortization                                                          0.01                   0.01
                                                                         ------------------       ----------------
        Adjusted net income from continuing operations                   $             0.03       $           0.05
                                                                         ==================       ================

3.   DISCONTINUED OPERATIONS

        As required, effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") under which we will report as discontinued operations certain entities that have been disposed of or are classified as held for sale. Under FAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. In the first half of 2002, we sold two ambulatory surgery centers and two optical dispensary businesses and agreed to sell one additional optical dispensary, all of which are reported as discontinued operations under the provisions of FAS
144. Prior period financial statements have been restated to reflect these entities as discontinued.

        During 2001, we implemented a Plan of Discontinued Operations and Restructuring (the "Plan"). This involves the divestiture of the management services segment or physician practice management ("PPM") business. The results of these discontinued operations are accounted for under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued for at the date the plan was adopted. We reported a charge of $27.2 million, net of tax in our third quarter 2001 financial statements. As of June 30, 2002, we had completed seven of eighteen planned divestiture transactions.

        To date, from the sale of our discontinued operations, we have received proceeds of $9.1 million, consisting of $7.3 million in cash and $1.8 million in promissory notes with multi-year terms. We also received as consideration 1.7 million shares of our common stock.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
            (Dollars in thousands, except per share data; unaudited)

         Net interest expense allocated to discontinued operations was $32,500 and $288,000 for the three months ended June 30, 2002 and 2001 and $125,000 and $597,000 for the six months ended June 30, 2002 and 2001, respectively. Interest was allocated to discontinued operations accounted for under APB 30, based on the proportion of net assets of discontinued operations to consolidated net assets plus consolidated debt as prescribed by EITF 87-24 -- Allocation of Interest to Discontinued Operations.

The operating results of all discontinued operations are summarized below.

                                                               Three months ended                         Six months ended
                                                                    June 30,                                   June 30,
                                                         -------------------------------           -------------------------------
                                                            2002                2001                  2002                2001
                                                         -----------         -----------           -----------         -----------
Net revenue                                              $    11,963         $    19,910           $    27,789         $    40,156
Operating expenses                                            11,683              18,250                26,862              36,844
Interest and other expense, net                                   34                 280                   107                 582
                                                         -----------         -----------           -----------         -----------
Income from operations before income taxes                       246               1,380                   820               2,730
Income tax provision                                              98                 614                   328               1,188
                                                         -----------         -----------           -----------         -----------
Net income from operations                                       148                 766                   492               1,542

Gain (loss) on sale of discontinued operations                   263                  --                   (47)                 --
Income tax expense (benefit)                                     100                  --                   (18)                 --
                                                         -----------         -----------           -----------         -----------
Net gain (loss) on sale of discontinued
  operations                                                     163                  --                   (29)                 --
                                                         -----------         -----------           -----------         -----------

Net income from discontinued operations                  $       311         $       766           $       463         $     1,542
                                                         ===========         ===========           ===========         ===========

         During the three and six months ended June 30, 2002, $52,000 and $310,000, respectively, of the net income was credited to the discontinued operations reserves previously established and reported under APB 30, which resulted in a reported net income of discontinued operations of $259,000 and $153,000 for the respective periods.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
            (Dollars in thousands, except per share data; unaudited)

The balance sheet components of discontinued operations are summarized as follows:

                                                                 June 30,           December 31,
                                                                   2002                2001
                                                              -------------         ------------
Accounts and notes receivable                                 $       6,699         $     14,098
Inventories                                                             374                1,310
Other current assets                                                    586                  723
                                                              -------------         ------------
Current assets of discontinued operations                     $       7,659         $     16,131
                                                              =============         ============

Net property and equipment                                    $       4,017         $      5,494
Intangible assets                                                     3,779                8,188
                                                              -------------         ------------
Noncurrent assets of discontinued operations                  $       7,796         $     13,682
                                                              =============         ============

Accounts payable                                              $         782         $      1,174
Accrued expenses                                                      1,263                2,590
Notes payable and capitalized lease obligations                          88                   78
Discontinued operations reserves                                      5,714                5,242
                                                              -------------         ------------
Current liabilities of discontinued operations                $       7,847         $      9,084
                                                              =============         ============

         During the first six months of 2002, approximately $1.3 million of cash payments and $550,000 of noncash items were charged against the reserves to exit the PPM business. The reserves increased by approximately $2.3 million for discontinued operating results and net gains on disposals. Included in the balance sheet caption "Discontinued operations reserves" at June 30, 2002 are reserves of $2.7 million for projected operating results and estimated gain or loss on disposal and $3.0 million for costs to exit the PPM business.

4.   RESTRUCTURING RESERVES

The following represents activity in the restructuring reserves from year-end through June 30, 2002:

                                                Reserve at                                Reserve at
                                               December 31,           Charges              June 30,
                                                   2001               Utilized               2002
                                              -------------        -------------         ------------
Facility closures--
     Asset impairments                        $         905        $        (210)        $        695
     Lease commitments                                1,717                 (577)               1,140
Contract termination                                  1,836               (1,702)                 134
Reorganization of IT--
     Asset impairments                                   12                   --                   12
     Lease commitments                                  456                   --                  456
Other                                                    97                  (35)                  62
                                              -------------        -------------         ------------
     Total reserve balance                    $       5,023        $      (2,524)        $      2,499
                                              =============        =============         ============

         During the first half of 2002, we terminated a contract to purchase an ASC and negotiated the sublease of one closed LVC center.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
            (Dollars in thousands, except per share data; unaudited)

5.   OTHER (INCOME) EXPENSE

                                                            Three months ended                  Six months ended
                                                                 June 30,                            June 30,
                                                         -------------------------          -------------------------
                                                           2002            2001                2002            2001
                                                         ---------        --------          ---------        --------
Interest expense                                         $     121        $    280          $     256        $    588
Interest income                                                (34)            (14)               (61)            (38)
Minority interest                                               90              --                128              --
Losses of equity affiliates                                     --               3                 --             132
Gain on sale of minority interest                             (436)             --               (436)             --
Other, net                                                      (2)            (22)               (71)            (22)
                                                         ---------        --------          ---------        --------

Other (income) expense, net                              $    (261)       $    247          $    (184)       $    660
                                                         =========        ========          =========        ========

         During the second quarter of 2002 we sold a 20% interest in an ASC to two former affiliated eye care professionals resulting in a pre-tax gain of $436,000.

6.   REVOLVING CREDIT FACILITY

         At June 30, 2002, we had $6.9 million outstanding under our revolving credit facility that expires on June 30, 2003. Under the credit facility, interest on borrowings is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average annual interest rate on credit line borrowings was 5.0% and 4.8% for three and six months ended June 30, 2002, respectively, and 3.6% at June 30, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. We are required to use 100% of the cash proceeds from our divestiture transactions to pay down outstanding debt.

         The sale of optical dispensary assets and one of our ambulatory surgery centers in the 2002 second quarter required the approval of our lenders under our credit facility. In addition to seeking their consent to this transaction, we also approached our lenders about other modifications to our credit facility, including an expansion of our ability to sell minority interests in our existing ambulatory surgery centers, as well as providing us with the ability to sell other optical dispensary assets as part of our divestiture transactions as we deem appropriate. After considering these requests, our lenders consented to this transaction and agreed to the other requested modifications. Previously, the terms of our credit facility limited our ability to sell minority interests in our existing ASCs to the extent any such sales reduced our overall EBITDA in any 12-month period by more than $1 million. Our lenders agreed to increase this limit from $1 million to $3 million.

         In consideration for the lenders consenting to the sale of our ambulatory surgery center and approving these modifications to our credit facility, we agreed to reduce the maximum commitment available under our facility to $35 million effective as of June 13, 2002, with an additional reduction to $30 million as of October 1, 2002. Before giving effect to this amendment, the maximum commitment available under our credit facility had been $40 million, with additional quarterly reductions of $2.5 million on each of July 1, 2002 and October 1, 2002, resulting in a maximum commitment of $35 million as of October 1, 2002. As of June 30, 2002, we were in compliance with all our credit agreement covenants.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2002
            (Dollars in thousands, except per share data; unaudited)

7.  OPERATING SEGMENTS

         The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2002 and 2001:

                                               Surgical       Product Sales
                                              Facilities        and Other        Corporate          Total
                                            --------------    -------------    ------------      -----------
Three months ended June 30, 2002
--------------------------------
    Net revenue                             $        8,331    $       9,381    $         --      $    17,712
    Earnings (loss) before tax                       2,808              425          (1,477)           1,756
    Depreciation and amortization                      454               70             147              671
    Interest income                                      1               --              33               34
    Interest expense                                     2               --             119              121
    Identifiable assets                              9,710            5,893          58,048           73,651
                                            ==============    =============    ============      ===========

Three months ended June 30, 2001
--------------------------------
    Net revenue                             $        9,467    $       7,976    $         --      $    17,443
    Earnings (loss) before tax                       3,066              656          (2,891)             831
    Depreciation and amortization                      495               65             596            1,156
    Interest income                                     --                1              13               14
    Interest expense                                     1               --             279              280
    Identifiable assets                             14,180            6,509         100,937          121,626
                                            ==============    =============    ============      ===========



Six months ended June 30, 2002
------------------------------
    Net revenue                             $       16,196    $      17,922    $         --      $    34,118
    Earnings (loss) before tax                       5,301              916          (3,123)           3,094
    Depreciation and amortization                      918              139             213            1,270
    Interest income                                      2               --              59               61
    Interest expense                                     3               --             253              256
    Identifiable assets                              9,710            5,893          58,048           73,651
                                            ==============    =============    ============      ===========

Six months ended June 30, 2001
------------------------------
    Net revenue                             $       18,771    $      15,304    $         --      $    34,075
    Earnings (loss) before tax                       6,367            1,366          (6,202)           1,531
    Depreciation and amortization                      935              125           1,175            2,235
    Interest income                                     --                2              36               38
    Interest expense                                     1               --             587              588
    Identifiable assets                             14,180            6,509         100,937          121,626
                                            ==============    =============    ============      ===========

Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             CONTINUING OPERATIONS

         The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2002 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See "Cautionary note regarding forward-looking statements" on page 16.

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

Outlook

         We provide a comprehensive range of eye care services, focused primarily around our surgical facilities, including our ownership and operation of 15 ambulatory surgery centers ("ASCs"), and our operation of 13 laser vision correction ("LVC") centers and fixed-site laser services agreements. Eye care professionals perform cataract, laser vision correction and other eye-related surgical procedures in the surgical facilities we own and/or operate.

         The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

         Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         Net Revenue. Net revenue increased 1.7% from $17.4 million to $17.7 million. Surgical facilities net revenue decreased 11.7% from $9.4 million to $8.3 million primarily due to the decrease in surgical procedures performed as well as the change in surgical procedure mix. LVC centers closed during 2001 and the first quarter of 2002, accounted for 30.7% of the decrease in surgical facilities revenue. During the second quarter of 2002, total surgical procedures performed in our surgical facilities decreased 18.7% to 9,354. Cataract procedures increased 5.0%, LVC procedures decreased 47.9% and other procedures decreased 12.0%, compared to 2001. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions. The increase in cataract procedures came from our Thibodaux, Louisiana and Colorado Springs, Colorado ASCs, which we acquired in November 2001 and May 2002, respectively.

         Product sales and other net revenue increased 17.5% from $8.0 million to $9.4 million, primarily as a result of a 26.5% net revenue increase at our optical products purchasing organization coupled with a 3.0% increase in net revenue at our optical laboratories. These increases were offset by a 35.7% decrease in net revenue at our optical dispensaries and a 33.3% decrease in net revenue at our marketing products business. Approximately 48% of the increase in net revenue at our optical products purchasing organization and optical laboratories is from sales to optical businesses that we divested that were previously eliminated as intercompany sales. As a condition to each applicable divestiture transaction, we are attempting to negotiate multi-year supply agreements where we will continue to be the primary supplier of optical products to our former affiliated eye care professionals. Approximately 64% of the decrease in net revenue from our optical dispensaries was due to the closing of optical dispensaries in 2001. Our marketing products business has sold products primarily to the laser vision correction market. Management believes the downturn in this market was the cause of the decline in net revenue at this business.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 22.2% from $4.5 million to $3.5 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 25.7% to 19.9%. Of the decrease in salaries, wages and benefits expense, approximately 65% is due to the fact that certain corporate salaries were charged to the discontinued operations reserves in accordance with the Plan. The remaining decrease in salaries, wages and benefits expense is a result of staff reductions at some surgical facilities in response to the reduction in LVC procedures as well as corporate staff reductions and the closure of several LVC centers and optical dispensaries in the fourth quarter of 2001 and first quarter of 2002.

         Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 15.3% from $8.5 million to $9.8 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 48.5% to 55.5%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. The increase in cost of sales and medical supplies as a percentage of net revenue is due to our product sales and other segment net revenue increasing to 53.0% of total net revenue in the second quarter of 2002, up from 45.7% in 2001. This segment has a much higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities segment.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expense decreased 4.3% from $2.3 million to $2.2 million. As a percentage of net revenue, SG&A expense decreased from 13.1% to 12.4%. The absolute decrease in SG&A expense is the result of closing several LVC centers and optical dispensaries in the fourth quarter of 2001 and first quarter of 2002. Excluding those closures, SG&A expense increased 1.4% compared to the prior year quarter due to expenses at newly acquired ASCs.

         Depreciation and Amortization. Depreciation and amortization expense decreased 42.0% from $1.2 million to $671,000. The cessation of goodwill amortization as of January 1, 2002 contributed $247,000 of this decrease as compared to the same quarter of 2001. The remainder of the decrease is due to the write-off of assets at the end of our 2001 third quarter related to our restructuring plan.

         Other Income / Expense. We recognized $261,000 of other income in the second quarter of 2002 versus other expense of $247,000 in the second quarter of 2001. The current year income includes a $436,000 gain on the sale of a 20% interest in one of our ASCs. Excluding this gain, other expense of $175,000 was down from the prior year level. The decrease in other expense was primarily related to a decrease in interest expense as a result of lower average interest rates during the second quarter of 2002 (5.0%) as compared to the 2001 quarter (6.8%) as well as lower average borrowings of $11.3 million during the second quarter of 2002 as compared to $27.4 million during the second quarter of 2001.

         Provision for Income Taxes. The adoption of FAS 142 reduced our effective tax rate to 40.0% from 44.3% in the second quarter of 2002. Under the new accounting pronouncement we no longer amortize most of our intangible assets which substantially reduces the amount of permanent differences in our tax calculation.

         Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

         Net Revenue. Net revenue was $34.1 million for both the six months ended June 30, 2002 and 2001. The contribution from our operating segments shifted from 55.1% surgical facilities and 44.9% product sales in 2001 to 47.5% surgical facilities and 52.5% product sales in 2002. Surgical facilities net revenue decreased 13.8% from $18.8 million to $16.2 million primarily due to the decrease in surgical procedures performed as well as the change in surgical procedure mix. LVC centers closed during 2001 and first quarter of 2002 accounted for 44.4% of the decrease in surgical facilities revenue. During the first half of 2002, total surgical procedures performed in our surgical facilities decreased 18.6% to 19,012. Cataract procedures increased 4.5%, LVC procedures decreased 44.7% and other procedures decreased 7.5%, compared to 2001. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions. The increase in cataract procedures came from our Thibodaux, Louisiana and Colorado Springs, Colorado ASCs, which we acquired in November 2001 and May 2002, respectively.

         Product sales and other net revenue increased 17.0% from $15.3 million to $17.9 million, primarily as a result of a 26.8% net revenue increase at our optical products purchasing organization coupled with an 5.6% increase in net revenue at our optical laboratories. These increases were offset by a 38.6% decrease in net revenue at our optical dispensaries and a 28.8% decrease in net revenue at our marketing products business. Approximately 32% of the increase in net revenue at our optical products purchasing organization and optical laboratories is from sales to optical businesses that were divested from the company that were previously eliminated as intercompany sales. Approximately 65% of the decrease in net revenue from our optical dispensaries was due to the closing of optical dispensaries in 2001. Our marketing products business has sold products primarily to the laser vision correction market. Management believes the downturn in this market was the cause of the decline in net revenue in this business and led us to take a $1.8 million net charge to write off a portion of the carrying value of goodwill created when we acquired the company in 2000. This charge is reported as a change in accounting principle.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 22.7% from $8.8 million to $6.8 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 26.0% to 20.0%. Of the decrease in salaries, wages and benefits expense approximately 64% is due to the fact that certain corporate salaries were charged to the discontinued operations reserves in accordance with the Plan. The remaining decrease in salaries, wages and benefits expense is a result of staff reductions at some surgical facilities in response to the reduction in LVC procedures as well as corporate staff reductions and the closure of several LVC centers and optical dispensaries in the fourth quarter of 2001 and first quarter 2002.

         Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 15.4% from $16.2 million to $18.7 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 47.4% to 54.8%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. The increase in cost of sales and medical supplies as a percentage of net revenue is due to our product sales and other segment net revenue increasing to 52.5% of total net revenue in the first half of 2002, up from 44.9% in 2001. This segment has a much higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities segment.

         Selling, General and Administrative. Selling, general and administrative expense decreased 4.3% from $4.6 million to $4.4 million. As a percentage of net revenue, SG&A expense decreased from 13.6% to 13.0%. The absolute decrease in SG&A expense is the result of closing several LVC centers and optical dispensaries in the fourth quarter of 2001 and first quarter 2002. Excluding those closures, SG&A expense increased 1.8% compared to the prior year due to expenses at newly acquired ASCs.

         Depreciation and Amortization. Depreciation and amortization expense decreased 40.9% from $2.2 million to $1.3 million. The cessation of goodwill amortization as of January 1, 2002 contributed $495,000 of this decrease as compared to the first six months of 2001. The remainder of the decrease is due to the write-off of assets at the end of our 2001 third quarter related to our restructuring plan.

         Other Income / Expense. We recognized $184,000 of other income for the first six months of 2002 versus other expense of $660,000 in 2001. The current year income includes a $436,000 gain on the sale of a 20% interest in one of our ASCs. Excluding this gain, other expense of $252,000 was down from the prior year level. The decrease in other expense was primarily related to a decrease in interest expense as a result of lower average interest rates during the 2002 period (4.8%) as compared to the 2001 period (7.4%) as well as lower average borrowings of $15.1 million during the first half of 2002 as compared to $27.9 million during the same period of 2001.

         Provision for Income Taxes. The adoption of FAS 142 reduced our effective tax rate to 40.0% from 43.5% in the first half of 2001. Under the new accounting pronouncement we no longer amortize most of our intangible assets which substantially reduces the amount of permanent differences in our tax calculation.

         Liquidity and Capital Resources

         Net cash provided by continuing operating activities was $5.6 million and $708,000 for the six months ended June 30, 2002 and 2001, respectively. The period ended June 30, 2002 included a $1.5 million refund of 2001 estimated federal tax payments. We used $1.4 million of cash for investing activities during the first six months of 2002, which included the purchase of a majority interest in an ambulatory surgery center in Colorado Springs, CO.

During the first six months of 2002, our net borrowings under our revolving credit line decreased $13.8 million from the December 31, 2001 level, using cash generated by operations and proceeds from divestiture transactions. At June 30, 2002, we had working capital of $ 9.0 million (excluding restructuring reserves and discontinued operations).

         During the first half of 2002, we completed six divestiture transactions. We received total proceeds of $7.9 million, consisting of $6.5 million in cash and $1.4 million in promissory notes with multi-year terms. We also received as consideration 1.7 million shares of our common stock. In addition, we sold a 20% interest in one of our ASCs to two former affiliated eye care professionals during the second quarter of 2002. The cash proceeds from these transactions were used to reduce debt as required under our revolving credit facility.

         At June 30, 2002, we had $6.9 million outstanding under our revolving credit facility that expires on June 30, 2003. Under the credit facility, interest on borrowings is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average annual interest rate on credit line borrowings was 5.0% and 4.8% for three and six months ended June 30, 2002, respectively, and 3.6% at June 30, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. We are required to use 100% of the cash proceeds from our divestiture transactions to pay down outstanding debt. Although we believe that our cash flow from operations and cash proceeds from divestiture transactions will allow us to continue to pay down our outstanding debt, we also plan to use the funds available under our credit facility to finance acquisitions. Therefore, before June 30, 2003 when our existing credit facility terminates, we intend to negotiate either an extension of our existing credit facility or a new credit facility.

         The sale of optical dispensary assets and one of our ambulatory surgery centers in the 2002 second quarter required the approval of our lenders under our credit facility. In addition to seeking their consent to this transaction, we also approached our lenders about other modifications to our credit facility, including an expansion of our ability to sell minority interests in our existing ambulatory surgery centers, as well as providing us with the ability to sell other optical dispensary assets as part of our divestiture transactions as we deem appropriate. After considering these requests, our lenders consented to this transaction and agreed to the other requested modifications. Previously, the terms of our credit facility limited our ability to sell minority interests in our existing ASCs to the extent any such sales reduced our overall EBITDA in any 12-month period by more than $1 million. Our lenders agreed to increase this limit from $1 million to $3 million.

         In consideration for the lenders consenting to the sale of our ambulatory surgery center and approving these modifications to our credit facility, we agreed to reduce the maximum commitment available under our facility to $35 million effective as of June 13, 2002, with an additional reduction to $30 million as of October 1, 2002. Before giving effect to this amendment, the maximum commitment available under our credit facility had been $40 million, with additional quarterly reductions of $2.5 million on each of July 1, 2002 and October 1, 2002, resulting in a maximum commitment of $35 million as of October 1, 2002. As of June 30, 2002, we were in compliance with all our credit agreement covenants.

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

         One of our former affiliated eye care professionals has the option, exercisable beginning January 1, 2004 through January 1, 2006, to acquire up to a 30% interest in one of our ASCs. In July 2002, we sold a 5% interest in one of our ASCs to a former affiliated eye care professional, and simultaneously entered into an agreement with such professional whereby he has an option, beginning July 1, 2003 through July 1, 2005 to acquire an additional 5% interest in the ASC. One of our partners in an ASC in which we own a majority interest has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         We held our 2002 Annual Meeting of Stockholders on May 23, 2002 at which the stockholders voted to re-elect three Class III directors for a term of three years expiring at our 2005 Annual Meeting of Stockholders. Results of the voting were as follows:

                                                               Authority                                     Broker
           Directors                        For                 Withheld            Abstentions            Non-Votes
           ---------                        ---                 --------            -----------            ---------
R. Judd Jessup                           15,624,552             191,788                 --                    --

Scott H. Kirk, M.D.                      15,624,552             191,788

Steven V. Napolitano                     15,624,552             191,788                 --                    --

C.A. Lance Piccolo and Stephen J. Winjum continued their terms of office as directors of the Company after the 2002 Annual Meeting of Stockholders. The election of directors was the only item submitted to and voted upon by the stockholders.

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits
         Exhibit 10.30 Consent and Second Amendment to Second Amended and Restated Credit Agreement
         Exhibit 21        Subsidiaries of Registrant
         Exhibit 99 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.       Reports on Form 8-K

         We did not file any reports on Form 8-K during the second quarter of 2002.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Scott T. Macomber                                                  August 14, 2002
---------------------                                                  ---------------
Scott T. Macomber                                                              Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)


/s/ Robert L. Hiatt                                                    August 14, 2002
-------------------                                                    ---------------
Robert L. Hiatt                                                                Date
Vice President Finance
(on behalf of Registrant and as principal accounting officer)