Form 10-Q
period 2002-09-30
NOVAMED EYECARE INC
filed 2002-11-14
CIK 1086939

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

                               -------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | X | No | |

     As of November 13, 2002, there were outstanding 23,156,867 shares of the registrant's common stock, par value $.01 per share.

================================================================================

                              NOVAMED EYECARE, INC.
             FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX

          PART OR ITEM                                                                        PAGE
Part I.   FINANCIAL STATEMENTS                                                                   3
Item 1.   Interim Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets - September 30, 2002 and
            December 31, 2001                                                                    3
            Condensed Consolidated Statements of Operations - Three and nine months ended
            September 30, 2002 and 2001                                                          4
            Condensed Consolidated Statements of Cash Flows - Nine months ended
            September 30, 2002 and 2001                                                          5
            Notes to the Interim Condensed Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Continuing Operations                                                                 12

Item 4.   Disclosure Controls and Procedures                                                    16

Part II.  OTHER INFORMATION
Item 6    Exhibits and Reports on Form 8-K                                                      17
          Signatures                                                                            18

Part I
------
Item 1.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                   September 30,      December 31,
ASSETS                                                                                 2002               2001
                                                                                   -------------      ------------
Current assets:                                                                     (unaudited)
      Cash and cash equivalents                                                    $      1,965       $        967
      Accounts receivable, net                                                            7,331              6,700
      Notes and amounts due from affiliated providers                                     1,725              1,654
      Inventory                                                                           1,385              1,142
      Current tax assets, net                                                             4,111              5,073
      Other current assets                                                                1,238                999
      Current assets of discontinued operations                                           6,462             16,225
                                                                                   ------------       ------------
           Total current assets                                                          24,217             32,760
Property and equipment, net                                                               7,022              7,945
Intangible assets, net                                                                   26,741             23,797
Noncurrent deferred tax assets, net                                                      10,774             12,133
Other assets, net                                                                         1,812                564
Noncurrent assets of discontinued operations, net                                         5,876             13,866
                                                                                   ------------       ------------
           Total assets                                                            $     76,442       $     91,065
                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                             $      3,870       $      2,808
      Accrued expenses                                                                    2,702              2,317
      Restructuring reserves                                                              2,429              5,023
      Current maturities of long-term debt                                                  122                404
      Current liabilities of discontinued operations                                      7,898              9,084
                                                                                   ------------       ------------
           Total current liabilities                                                     17,021             19,636
                                                                                   ------------       ------------
Long-term debt, net of current maturities                                                 7,871             20,708
                                                                                   ------------       ------------
Minority interest                                                                         1,101                142
                                                                                   ------------       ------------
Commitments and contingencies
Stockholders' equity:
      Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at
           September 30, 2002 and December 31, 2001, respectively                            --                 --
      Common stock, $0.01 par value, 81,761,465 shares
           authorized, 23,156,867 and 24,835,108 shares issued
           and outstanding at September 30, 2002 and
           December 31, 2001, respectively                                                  249                248
      Additional paid-in-capital                                                         77,716             77,673
      Retained earnings (deficit)                                                       (26,287)           (27,342)
      Treasury stock, at cost, 1,748,640 shares at September 30, 2002                    (1,229)                --
                                                                                   ------------       ------------
           Total stockholders' equity                                                    50,449             50,579
                                                                                   ------------       ------------
           Total liabilities and stockholders' equity                              $     76,442       $     91,065
                                                                                   ============       ============

   The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in thousands, except per share data; unaudited)

                                                             Three months ended       Nine months ended
                                                                September 30,            September 30,
                                                             -------------------     -------------------
                                                               2002       2001         2002        2001
                                                             -------    --------     -------    --------
Net revenue:
  Surgical facilities                                        $ 8,277    $  8,018     $24,473    $ 26,788
  Product sales and other                                      9,027       7,553      26,950      22,857
                                                             -------    --------     -------    --------
    Total net revenue                                         17,304      15,571      51,423      49,645
                                                             -------    --------     -------    --------
Operating expenses:
  Salaries, wages and benefits                                 3,589       3,908      10,406      12,750
  Cost of sales and medical supplies                           9,637       8,058      28,329      24,223
  Selling, general and administrative                          2,283       2,448       6,713       7,089
  Restructuring and special charges                               --      10,912          --      10,912
  Other charges                                                   --       3,719          --       3,719
  Depreciation and amortization                                  626       1,180       1,896       3,415
                                                             -------    --------     -------    --------
    Total operating expenses                                  16,135      30,225      47,344      62,108
                                                             -------    --------     -------    --------

Income (loss) from continuing operations                       1,169     (14,654)      4,079     (12,463)

Other (income) expense, net                                     (444)        226        (756)        881
Minority interest                                                222          --         350          --
                                                             -------    --------     -------    --------
Income (loss) from continuing operations
  before income taxes                                          1,391     (14,880)      4,485     (13,344)
Income tax provision (benefit)                                   556      (5,998)      1,794      (5,266)
                                                             -------    --------     -------    --------
Net income (loss)  from continuing operations before
  cumulative effect of change in accounting principle            835      (8,882)      2,691      (8,078)
Net income from discontinued operations                           --         384         181       1,988
Net gain (loss) on disposal of discontinued operations             5     (27,213)        (23)    (27,213)
Cumulative effect of change in accounting principle,
  net of tax                                                      --          --      (1,803)         --
                                                             -------    --------     -------    --------
Net income (loss)                                            $   840    $(35,711)    $ 1,046    $(33,303)
                                                             =======    ========     =======    ========
Basic earnings per common share:
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle        $  0.04    $  (0.36)    $  0.11    $  (0.32)
Income (loss) from discontinued operations                        --       (1.08)         --       (1.02)
Cumulative effect of change in accounting principle               --          --       (0.07)         --
                                                             -------    --------     -------    --------
Net income (loss)                                            $  0.04    $  (1.44)    $  0.04    $  (1.34)
                                                             =======    ========     =======    ========
Diluted earnings per common share:
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle        $  0.04    $  (0.36)   $   0.11   $   (0.32)
Income (loss) from discontinued operations                        --       (1.08)         --       (1.02)
Cumulative effect of change in accounting principle               --          --       (0.07)         --
                                                             -------    --------    --------    --------
Net income (loss)                                            $  0.04    $  (1.44)   $   0.04   $   (1.34)
                                                             =======    ========    ========    ========

Weighted average common shares outstanding                    23,129      24,804      24,170      24,767
Dilutive effect of employee stock options                        144          --          65          --
                                                             -------    --------    --------    --------
Diluted weighted average common shares outstanding            23,273      24,804      24,235      24,767
                                                             =======    ========    ========    ========

   The notes to the interim condensed consolidated financial statements are an integral part of these statements

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands; unaudited)

                                                                        Nine months ended September 30,
                                                                        -------------------------------
                                                                           2002                 2001
                                                                        --------              ---------
Cash flows from operating activities:
  Net income (loss)                                                     $  1,046              $(33,303)
  Adjustments to reconcile net income (loss) to net cash provided by continuing operations, net of effects of purchase transactions--
     Net (income) loss of discontinued operations                           (158)               25,225
     Restructuring and other charges                                          --                14,631
     Cumulative effect of change in accounting principle, net              1,803                    --
     Gain on sale of minority interests                                     (537)                   --
     Depreciation and amortization                                         1,896                 3,415
     Minority interest                                                       350                    --
     Distribution to minority partners                                       (45)                   --
     Deferred taxes                                                        1,900                (5,501)
     Changes in operating assets and liabilities--
       Accounts receivable                                                   292                  (326)
       Inventory                                                            (152)                  246
       Other current assets                                                1,305                  (379)
       Accounts payable and accrued expenses                               1,019                (1,193)
     Other                                                                   (47)                 (731)
                                                                        --------              --------
         Net cash provided by operating activities                         8,672                 2,084
                                                                        --------              --------

Cash flows from investing activities:

  Purchases of property and equipment                                     (1,051)               (1,565)
  Acquisitions of ASCs                                                    (6,151)                   --
  Proceeds from sale of minority interest                                    937                    --
  Other                                                                     (222)                 (115)
                                                                        --------              --------
         Net cash used by investing activities                            (6,487)               (1,680)
                                                                        --------              --------

Cash flows from financing activities:
  Borrowings under revolving line of credit                               24,590                33,965
  Payments under revolving line of credit                                (37,420)              (38,063)
  Other                                                                     (379)                  346
                                                                        --------              --------
         Net cash used by financing activities                           (13,209)               (3,752)
                                                                        --------              --------

Cash flows from discontinued operations:
  Operating activities                                                     3,508                 4,414
  Proceeds from divestitures                                               8,975                    --
  Investing activities                                                      (433)               (1,156)
  Financing activities                                                       (28)                  209
                                                                        --------              --------
         Net cash provided by discontinued operation                      12,022                 3,467
                                                                        --------              --------

Net increase in cash and cash equivalents                                    998                   119
Cash and cash equivalents, beginning of period                               967                   785
                                                                        --------              --------
Cash and cash equivalents, end of period                                $  1,965              $    904
                                                                        ========              ========
Noncash investing activity:
--------------------------

Fair value of stock received in divestiture transactions                $  1,229              $     --
                                                                        ========              ========

   The notes to the interim condensed consolidated financial statements are an integral part of these statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
            (Dollars in thousands, except per share data; unaudited)

1. BASIS OF PRESENTATION

     The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2001, filed by NovaMed Eyecare, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                                                      Unamortized    Amortizable
                                                       Intangible    Intangible
                                                         Assets        Assets
                                                      -----------    -----------
       Balance as of December 31, 2001                  $23,365         $432
       Initial impairment upon adoption of FAS 142       (2,911)          --
       Acquisition of ASCs                                5,869           --
       Amortization expense                                  --          (14)
                                                        -------         ----
       Balance as of September 30, 2002                 $26,323         $418
                                                        =======         ====

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
            (Dollars in thousands, except per share data; unaudited)

The following tables summarize the results of continuing operations and earnings per share had FAS 142 been adopted at the beginning of 2001:

                                                                        Three Months       Nine Months
                                                                            ended             ended
                                                                        September 30,      September 30,
                                                                             2001              2001
                                                                        -------------      -------------
        Reported net loss from continuing operations                       $(8,882)           $(8,078)
        Add back: Goodwill amortization                                        246                740
        Less: Related tax effect                                               (59)              (178)
                                                                           -------            -------
        Adjusted net loss from continuing operations                       $(8,695)           $(7,516)
                                                                           =======            =======

                                                                        Three Months       Nine Months
                                                                           ended              ended
                                                                        September 30,      September 30,
                                                                            2001               2001
                                                                        -------------      -------------
        Basic Earnings Per Share
        ------------------------
        Reported net loss from continuing operations                       $ (0.36)           $ (0.32)
        Goodwill amortization                                                 0.01               0.02
                                                                           -------            -------
         Adjusted net loss from continuing operations                      $ (0.35)           $ (0.30)
                                                                           =======            =======

        Diluted Earnings Per Share
        --------------------------
        Reported net loss from continuing operations                       $(0.36)            $ (0.32)
        Goodwill amortization                                                0.01                0.02
                                                                           -------            -------
        Adjusted net loss from continuing operations                       $(0.35)            $ (0.30)
                                                                           =======            =======


3. DISCONTINUED OPERATIONS

     As required, effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("FAS 144") under which we will report as discontinued operations certain entities that have been disposed of or are classified as held for sale. Under FAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. We have sold two ambulatory surgery centers and three optical dispensary businesses during 2002, all of which are reported as discontinued operations under the provisions of FAS 144. Prior period financial statements have been restated to reflect these entities as discontinued.

     During 2001, we implemented a Plan of Discontinued Operations and Restructuring (the "Plan"). This involves the divestiture of the management services segment or physician practice management ("PPM") business. The results of these discontinued operations are accounted for under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued for at the date the plan was adopted. We reported a charge of $27.2 million, net of tax in our third quarter 2001 financial statements. As of September 30, 2002, we had completed nine planned divestiture transactions.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
            (Dollars in thousands, except per share data; unaudited)

     As of September 30, 2002, from the sale of our discontinued operations, we have received proceeds of $11.7 million, consisting of $9.5 million in cash and $2.2 million in promissory notes with multi-year terms. We also received as consideration 1.7 million shares of our common stock.

     Net interest expense allocated to discontinued operations was $0 and $212,000 for the three months ended September 30, 2002 and 2001, respectively, and $125,000 and $809,000 for the nine months ended September 30, 2002 and 2001, respectively. Interest was allocated to discontinued operations accounted for under APB 30, based on the proportion of net assets of discontinued operations to consolidated net assets plus consolidated debt as prescribed by EITF 87-24 -- Allocation of Interest to Discontinued Operations.

The operating results of all discontinued operations are summarized below.

                                                          Three months ended     Nine months ended
                                                             September 30,          September 30,
                                                         -------------------    -------------------
                                                           2002        2001       2002        2001
                                                         -------    --------    -------    --------
Net revenue                                              $ 9,974    $ 19,129    $37,762    $ 59,285
Operating expenses                                        10,029      18,252     36,891      55,095
Interest and other expense, net                               (1)        202        106         790
                                                         -------    --------    -------    --------
Income (loss) from operations before
  income taxes                                               (54)        675        765       3,400
Income tax provision (benefit)                               (22)        291        306       1,412
                                                         -------    --------    -------    --------
Net income (loss) from operations                            (32)        384        459       1,988
(Income) loss charged (credited) to reserves                  32          --       (278)         --
                                                         -------    --------    -------    --------
Net income (loss) per statement of operations            $    --    $    384    $   181    $  1,988
                                                         =======    ========    =======    ========

Gain (loss) on disposal of
  discontinued operations                                $    10    $(43,922)   $   (37)   $(43,922)
Income tax expense (benefit)                                  (5)    (16,709)       (14)    (16,709)
                                                         -------    --------    -------    --------
Net gain (loss) on disposal of
  discontinued operations                                $     5    $(27,213)   $   (23)   $(27,213)
                                                         =======    ========    =======    ========

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
            (Dollars in thousands, except per share data; unaudited)

The balance sheet components of discontinued operations are summarized as follows:


                                                               September 30,       December 31,
                                                                   2002                2001
                                                              ----------------    ----------------
Accounts and notes receivable                                   $    5,713         $   14,192
Inventories                                                            382              1,310
Other current assets                                                   367                723
                                                                ----------         ----------
Current assets of discontinued operations                       $    6,462         $   16,225
                                                                ==========         ==========

Net property and equipment                                      $    3,412         $    5,494
Long-term note receivable                                              184                184
Intangible assets                                                    2,280              8,188
                                                                ----------         ----------
Noncurrent assets of discontinued operations                    $    5,876         $   13,866
                                                                ==========         ==========

Accounts payable                                                $      696         $    1,174
Accrued expenses                                                     1,573              2,590
Notes payable and capitalized lease obligations                         58                 78
Discontinued operations reserves                                     5,571              5,242
                                                                ----------         ----------
Current liabilities of discontinued operations                  $    7,898         $    9,084
                                                                ==========         ==========



     During the first nine months of 2002, approximately $1.4 million of cash payments and $200,000 of noncash items were charged against the reserves to exit the PPM business. The reserves increased by approximately $2.0 million for discontinued operating results and net gains on disposals. Included in the balance sheet caption "Discontinued operations reserves" at September 30, 2002 are reserves of $2.8 million for projected operating results and estimated gain or loss on disposal and $2.8 million for costs to exit the PPM business.

4.   RESTRUCTURING RESERVES

The following represents activity in the restructuring reserves from year-end through September 30, 2002:


                                                 Reserve at                                Reserve at
                                                December 31,           Charges            September 30,
                                                    2001               Utilized               2002
                                              -----------------    -----------------     ----------------
Facility closures--
     Asset impairments                        $      905            $    (215)           $      690
     Lease commitments                             1,717                 (615)                1,102
Contract termination                               1,836               (1,702)                  134
Reorganization of IT--
     Asset impairments                                12                   --                    12
     Lease commitments                               456                  (26)                  430
Other                                                 97                  (36)                   61
                                              ----------            ---------            ----------
     Total reserve balance                    $    5,023            $  (2,594)           $    2,429
                                              ==========            =========            ==========


     During the first nine months of 2002, we terminated a contract to purchase an ASC and negotiated the sublease of one closed LVC center.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
            (Dollars in thousands, except per share data; unaudited)

5.   OTHER (INCOME) EXPENSE


                                                            Three months ended                 Nine months ended
                                                               September 30,                      September 30,
                                                        ----------------------------       -----------------------------
                                                           2002            2001                2002            2001
                                                        ------------    ------------       ------------    -------------
Interest expense                                         $     108        $    218          $     364        $    802
Interest income                                                 (7)             (5)               (68)            (44)
Legal settlement                                              (443)             --               (443)             --
Losses of equity affiliates                                     --              17                 --             149
Gain on sale of minority interest                             (101)             --               (537)             --
Other, net                                                      (1)             (4)               (72)            (26)
                                                         ---------        --------          ---------        --------

Other (income) expense, net                              $    (444)       $    226          $    (756)       $    881
                                                         =========        ========          =========        ========


     During the second quarter of 2002 we sold a 20% interest in an ASC to two former affiliated eye care professionals and during the third quarter of 2002 we sold a 5% interest in that ASC to another former affiliated eye care professional, reducing our interest in that ASC to 75%. During the third quarter of 2002, we received proceeds from the settlement of an antitrust class action lawsuit against a joint venture of two laser manufacturers.

6.   REVOLVING CREDIT FACILITY

     At September 30, 2002, we had $7.9 million outstanding under our revolving credit facility that expires on June 30, 2003. The maximum commitment available under our facility is $30 million. Under the credit facility, interest on borrowings is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average annual interest rate on credit line borrowings was 5.1% and 4.9% for the three and nine months ended September 30, 2002, respectively, and 3.7% at September 30, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. We are required to use 100% of the cash proceeds from our divestiture transactions to pay down outstanding debt. In addition, the terms of our credit facility allow us to sell minority interests in our existing ASCs to the extent such a sale, when combined with other minority interest sales during the preceding twelve month period, does not reduce our EBITDA by more than $3 million. As of September 30, 2002, we were in compliance with all our credit agreement covenants.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                              NOTES TO THE INTERIM
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002
            (Dollars in thousands, except per share data; unaudited)

7.   OPERATING SEGMENTS

     The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2002 and 2001:


                                               Surgical      Product Sales
                                              Facilities       and Other         Corporate          Total
                                            ---------------  ---------------   ---------------  ---------------
Three months ended September 30, 2002
-------------------------------------

    Net revenue                              $        8,277    $       9,027      $         --      $    17,304
    Earnings (loss) before tax                        2,346              342            (1,297)           1,391
    Depreciation and amortization                       455               74                97              626
    Interest income                                       2               --                 5                7
    Interest expense                                      2               --               106              108
    Identifiable assets                               9,508            5,772            61,162           76,442
                                             ==============    =============      ============      ===========

Three months ended September 30, 2001
-------------------------------------

    Net revenue                              $        8,018    $       7,553      $         --      $    15,571
    Earnings (loss) before tax                        2,127              469           (17,476)         (14,880)
    Depreciation and amortization                       515               81               584            1,180
    Interest income                                      --               --                 5                5
    Interest expense                                      1                2               215              218
    Identifiable assets                              11,303            6,362            83,205          100,870
                                             ==============    =============      ============      ===========



Nine months ended September 30, 2002
------------------------------------

    Net revenue                              $       24,473    $      26,950      $         --      $    51,423
    Earnings (loss) before tax                        7,636            1,259            (4,410)           4,485
    Depreciation and amortization                     1,372              213               311            1,896
    Interest income                                       3                1                64               68
    Interest expense                                      5               --               359              364
    Identifiable assets                               9,508            5,772            61,162           76,442
                                             ==============    =============      ============      ===========

Nine months ended September 30, 2001
------------------------------------

    Net revenue                              $       26,788    $      22,857      $         --      $    49,645
    Earnings (loss) before tax                        8,494            1,835           (23,673)         (13,344)
    Depreciation and amortization                     1,450              205             1,760            3,415
    Interest income                                      --                3                41               44
    Interest expense                                      2                2               798              802
    Identifiable assets                              11,303            6,362            83,205          100,870
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

General

     We provide a comprehensive range of eye care services, focused primarily around our surgical facilities, including our ownership and operation of 16 ambulatory surgery centers ("ASCs"), and our operation of 11 laser vision correction ("LVC") centers and fixed-site laser services agreements. Eye care professionals perform cataract, laser vision correction and other eye-related surgical procedures in the surgical facilities we own and/or operate.

     The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

     Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Net Revenue. Net revenue increased 10.9% from $15.6 million to $17.3 million. Surgical facilities net revenue increased 3.8% from $8.0 million to $8.3 million due to the acquisition of new ASCs. During the third quarter of 2002, total surgical procedures performed in our surgical facilities decreased 5.1% to 9,428. Cataract procedures increased 12.0%, LVC procedures decreased 44.0% and other procedures increased 9.8%, compared to 2001. The increase in cataract and other procedures came from our Thibodaux, Louisiana, Colorado Springs, Colorado and Tyler, Texas ASCs, which we acquired in November 2001, May 2002 and September 2002, respectively. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions.

     Product sales and other net revenue increased 18.4% from $7.6 million to $9.0 million, primarily as a result of a 28.7% net revenue increase at our optical products purchasing organization. This increase was offset by a 24.1% decrease in net revenue at our optical dispensaries, a 34.9% decrease in net revenue at our marketing products business and a 3.5% decrease in net revenue at our optical laboratories. Approximately 54% of the increase in net revenue at our optical products purchasing organization is from sales to optical businesses that we divested that were previously eliminated as intercompany sales. In connection with each applicable divestiture transaction, we seek to negotiate multi-year supply agreements where we will continue to be the primary supplier of optical products to our former affiliated eye care professionals. Approximately 46% of the decrease in net revenue from our optical dispensaries was due to the closing of optical dispensaries in 2001. Our marketing products business has sold products primarily to the laser vision correction market. Management believes the downturn in this market was the cause of the decline in net revenue at this business.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 7.7% from $3.9 million to $3.6 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 25.1% to 20.7%. The decrease in salaries, wages and benefits expense is the result of certain corporate salaries being charged to the discontinued operations reserves in accordance with the Plan; staff reductions at some surgical facilities in response to the reduction in LVC procedures; and the closure of several LVC centers and optical dispensaries in the fourth quarter of 2001 and the first quarter of 2002.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 18.5% from $8.1 million to $9.6 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 51.8% to 55.7%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. The increase in cost of sales and medical supplies as a percentage of net revenue is due to our product sales and other segment net revenue increasing to 52.2% of total net revenue in the third quarter of 2002, up from 48.5% in 2001. This segment has a much higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities segment.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expense decreased 4.2% from $2.4 million to $2.3 million. As a percentage of net revenue, SG&A expense decreased from 15.7% to 13.2%. The absolute decrease in SG&A expense is primarily the result of closing several LVC centers and optical dispensaries in the fourth quarter of 2001 and the first quarter of 2002 coupled with cost reductions at our corporate office. The effect of these reductions was somewhat offset by expenses at newly acquired ASCs.

     Depreciation and Amortization. Depreciation and amortization expense decreased 47.8% from $1.2 million to $626,000. The cessation of goodwill amortization as of January 1, 2002 contributed $246,000 of this decrease as compared to the same quarter of 2001. The remainder of the decrease is due to the write-off of assets at the end of our 2001 third quarter related to our restructuring plan.

     Other Income / Expense. We recognized $444,000 of other income in the third quarter of 2002 versus other expense of $226,000 in the third quarter of 2001. The current year income includes a $101,000 gain on the sale of a 5% interest in one of our ASCs and $443,000 of income from proceeds received from a class action lawsuit settlement. Excluding these items, other expense of $100,000 was down from the prior year level. The decrease in other expense was primarily related to a decrease in interest expense as a result of lower average interest rates during the third quarter of 2002 (5.1%) as compared to the third quarter of 2001 (6.0%) as well as lower average borrowings of $7.7 million during the third quarter of 2002 as compared to $25.0 million during the third quarter of 2001.

     Provision for Income Taxes. The effective tax rate was 40.0% for the third quarter of 2002 as compared to an effective rate of 40.3% in the third quarter of 2001. A rate of 38.0% was used to determine the tax benefit from restructuring and other charges recorded during the third quarter of 2001 which reduced our overall effective rate that had exceeded 43% prior to our adoption of the Plan. The adoption of FAS 142 at the beginning of 2002 reduced our effective tax rate to 40.0% from the 2001 rates because under the new accounting pronouncement we no longer amortize most of our intangible assets which substantially reduces the amount of permanent differences in our tax calculation.

     Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Net Revenue. Net revenue increased 3.6% from $49.6 million to $51.4 million. The contribution from our operating segments shifted from 54.0% surgical facilities and 46.0% product sales in 2001 to 47.6% surgical facilities and 52.4% product sales in 2002. Surgical facilities net revenue decreased 8.6% from $26.8 million to $24.5 million primarily due to the decrease in surgical procedures performed as well as the change in surgical procedure mix. LVC centers closed during 2001 and the first quarter of 2002 accounted for 55.7% of the decrease in surgical facilities revenue. During the first nine months of 2002, total surgical procedures performed in our surgical facilities decreased 14.6% to 28,440. Cataract procedures increased 7.1%, LVC procedures decreased 44.5% and other procedures decreased 2.0%, compared to 2001. The increase in cataract procedures came from our Thibodaux, Louisiana, Colorado Springs, Colorado and Tyler, Texas ASCs, which we acquired in November 2001, May 2002 and September 2002, respectively. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions.

     Product sales and other net revenue increased 17.9% from $22.9 million to $27.0 million, primarily as a result of a 27.4% net revenue increase at our optical products purchasing organization coupled with an 2.5% increase in net revenue at our optical laboratories. These increases were offset by a 34.3% decrease in net revenue at our optical dispensaries and a 30.6% decrease in net revenue at our marketing products business. Approximately 40% of the increase in net revenue at our optical products purchasing organization and optical laboratories is from sales to optical businesses that we divested that were previously eliminated as intercompany sales. Approximately 62% of the decrease in net revenue from our optical dispensaries was due to the closing of optical dispensaries in 2001. Our marketing products business has sold products primarily to the laser vision correction market. Management believes the downturn in this market was the cause of the decline in net revenue in this business and led us to take a $1.8 million net charge to write off a portion of the carrying value of goodwill created when we acquired the company in 2000. This charge is reported as a change in accounting principle.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 18.8% from $12.8 million to $10.4 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 25.7% to 20.2%. Of the decrease in salaries, wages and benefits expense approximately 74% is due to the fact that certain corporate salaries were charged to the discontinued operations reserves in accordance with the Plan. The remaining decrease in salaries, wages and benefits expense is a result of staff reductions at some surgical facilities in response to the reduction in LVC procedures as well as corporate staff reductions and the closure of several LVC centers and optical dispensaries in the fourth quarter of 2001 and the first quarter of 2002.

     Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 16.9% from $24.2 million to $28.3 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 48.8% to 55.1%. The absolute increase in cost of sales and medical supplies expense is primarily a result of higher sales volumes at our optical products purchasing organization. The increase in cost of sales and medical supplies as a percentage of net revenue is due to our product sales and other segment net revenue increasing to 52.4% of total net revenue in the first nine months of 2002, up from 46.0% in 2001. This segment has a much higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities segment.

     Selling, General and Administrative. Selling, general and administrative expense decreased 5.6% from $7.1 million to $6.7 million. As a percentage of net revenue, SG&A expense decreased from 14.3% to 13.1%. The absolute decrease in SG&A expense is the result of closing several LVC centers and optical dispensaries in the fourth quarter of 2001 and the first quarter of 2002. Excluding those closures, SG&A expense increased 0.9% compared to the prior year due to expenses at newly acquired ASCs.

     Depreciation and Amortization. Depreciation and amortization expense decreased 44.1% from $3.4 million to $1.9 million. The cessation of goodwill amortization as of January 1, 2002 contributed $740,000 of this decrease as compared to the first nine months of 2001. The remainder of the decrease is due to the write-off of assets at the end of our 2001 third quarter related to our restructuring plan.

     Other Income / Expense. We recognized $756,000 of other income for the first nine months of 2002 versus other expense of $881,000 in 2001. The current year income includes an aggregate gain of $537,000 from the sales of a 20% interest and 5% interest in one of our ASCs and $443,000 of income from proceeds received from a class action lawsuit settlement. Excluding these items, other expense of $224,000 was down from the prior year level. The decrease in other expense was primarily related to a decrease in interest expense as a result of lower average interest rates during the 2002 period (4.9%) as compared to the 2001 period (6.9%) as well as lower average borrowings of $12.6 million during the first nine months of 2002 as compared to $27.0 million during the same period of 2001.

     Provision for Income Taxes. The effective tax rate was 40.0% for the first nine months of 2002 as compared to an effective rate of 39.5% for the first nine months of 2001. A rate of 38.0% was used to determine the tax benefit from restructuring and other charges recorded during the third quarter of 2001 which reduced our overall effective rate that had exceeded 43% prior to our adoption of the Plan. The adoption of FAS 142 at the beginning of 2002 reduced our effective tax rate to 40.0% from the 2001 rates because under the new accounting pronouncement we no longer amortize most of our intangible assets which substantially reduces the amount of permanent differences in our tax calculation.

Liquidity and Capital Resources

     Net cash provided by continuing operating activities was $8.7 million and $2.1 for the nine months ended September 30, 2002 and 2001, respectively. The period ended September 30, 2002 included a $1.5 million refund of 2001 estimated federal tax payments and $443,000 of proceeds from a class action lawsuit. We used $6.5 million of cash for investing activities during the first nine months of 2002, which included the purchase of a majority interest in ambulatory surgery centers in Colorado Springs, Colorado and Tyler, Texas. During the first nine months of 2002, our net borrowings under our revolving credit line decreased $12.8 million from the December 31, 2001 level, using cash generated by operations and proceeds from divestiture transactions. At September 30, 2002, we had working capital of $10.5 million (excluding restructuring reserves and discontinued operations).

     During the first nine months of 2002, we completed eight divestiture transactions. We received total proceeds of $10.5 million, consisting of $8.8 million in cash and $1.8 million in promissory notes with multi-year terms. We also received as consideration 1.7 million shares of our common stock. In addition, we sold a 25% interest in one of our ASCs to three former affiliated eye care professionals during the second and third quarters of 2002. The cash proceeds from these transactions were used to reduce debt as required under our revolving credit facility.

     At September 30, 2002, we had $7.9 million outstanding under our revolving credit facility that expires on June 30, 2003. The maximum commitment available under our facility is $30 million. Under the credit facility, interest on borrowings is payable at an annual rate equal to the lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average annual interest rate on credit line borrowings was 5.1% and 4.9% for three and nine months ended September 30, 2002, respectively, and 3.7% at September 30, 2002. The variance between the weighted average interest rate for the three and nine months and the 3.7% at September 30, 2002 is primarily due to declining interest rates and the inclusion of commitment fees on our unused line of credit in the three and nine month numbers. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. We are required to use 100% of the cash proceeds from our divestiture transactions to pay down outstanding debt. In addition, the terms of our credit facility allow us to sell minority interests in our existing ASCs to the extent such a sale, when combined with other minority interest sales during the preceding twelve month period, does not reduce our EBITDA by more than $3 million. As of September 30, 2002, we were in compliance with all our credit agreement covenants. We believe that our cash flow from operations and cash proceeds from divestiture transactions will allow us to continue to pay down our outstanding debt. We plan to use the funds available under our credit facility to finance acquisitions. Before June 30, 2003, when our existing credit facility terminates, we intend to negotiate either an extension of our existing credit facility or a new credit facility.

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

Subsequent Event

     On October 18, 2002, we consummated a divestiture transaction with the physician-shareholders of Hunkeler Eye Centers, P.C. ("HEC"), a professional entity that had been a party to a long-term services agreement with us since March 1997. Consistent with our plan to discontinue our management services business, this transaction involved the termination of our long-term services agreement with HEC, as well as the sale of management services assets to the physician-shareholders of HEC.

     In addition to selling management services assets, we entered into agreements to sell minority equity interests in our three ASCs located in the Kansas City metropolitan area. We sold a 20% equity interest in one of these ASCs to two HEC physicians, and entered into an agreement to sell to these two physicians a 20% equity interest in a second ASC (subject to state licensure approvals). We also sold a 49% equity interest in the third ASC to two other HEC physicians. We also restructured our laser vision correction business in the Kansas City market by entering into fixed-site laser services agreements with four HEC physicians pursuant to which we will provide them with excimer lasers and other surgical equipment on an exclusive basis. In addition, the two physicians who own a 49% minority interest in one of these ASCs have an option to purchase our remaining 51% interest on April 15, 2005 at a purchase price of $1.7 million. While these ASC transactions will increase the minority interest deduction to our income, they are consistent with our previously announced plans to jointly own some or all of our existing ASCs with physicians in the local market.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. When used in the Form 10-Q, the words "anticipates," "believes," "estimates," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks and uncertainties which could cause our actual results, performance or achievements in 2002 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; our ability to successfully implement our discontinued operations plan on acceptable terms consistent with our credit facility; the resulting changes in our physician relationships following our divestiture transactions; the increase in minority interest deduction resulting from the sale of minority interests in our existing ASCs, and, absent other factors such as an increase in surgical procedures, the resulting reduction in our income; demand for elective surgical procedures generally and in response to a protracted economic downturn; the continued acceptance of laser vision correction and other refractive surgical procedures, particularly in locations where we are operating under a fixed-site laser services agreement; and the application of existing or proposed government regulations. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 4. Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company's Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer have concluded that these controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits

     Exhibit 21        Subsidiaries of Registrant

     Exhibit 99 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B.   Reports on Form 8-K

     We filed a report on Form 8-K dated June 15, 2002, to report, pursuant to
Item 2, a disposition of assets.

     We filed a report on Form 8-K dated July 25, 2002, to report, pursuant to
Item 4, a change in certifying accountants.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ Scott T. Macomber                                         November 13, 2002
---------------------                                         -----------------
Scott T. Macomber                                             Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)


/s/ Robert L. Hiatt                                           November 13, 2002
-------------------                                           -----------------
Robert L. Hiatt                                               Date
Vice President Finance
(on behalf of Registrant and as principal accounting officer)

                                  Certification
  (pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Stephen J. Winjum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NovaMed Eyecare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                 /s/ Stephen J. Winjum
                                                        ---------------------
                                                        Stephen J. Winjum
                                                        Chief Executive Officer

                                  Certification
  (pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended)

I, Scott T. Macomber, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NovaMed Eyecare, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                 /s/ Scott T. Macomber
                                                        ---------------------
                                                        Scott T. Macomber
                                                        Chief Financial Officer