Form 10-K
period 2002-12-31
NOVAMED EYECARE INC
filed 2003-04-14
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number: 0-26625

                              NOVAMED EYECARE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    36-4116193
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      The aggregate market value of the registrant's 19,339,400 shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 28, 2002 was $14,117,762. The number of shares outstanding of the registrant's Common Stock, par value $.01, as of April 4, 2003 was 21,439,553.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

      This Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2003 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; our ability to access capital to pursue our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally and in response to a protracted economic downturn. These factors and others are more fully set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors." You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

      Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed Eyecare, Inc. and its consolidated subsidiaries.

Item 1. Business

General

      We are an eye care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ambulatory surgery centers in joint ownership with physicians throughout the United States. We own and operate sixteen ASCs. Currently, all of our ASCs are single-specialty ophthalmic surgical facilities where eye care professionals perform surgical procedures - primarily cataract and refractive surgery (laser vision correction or LVC). Most of our ASCs are also practice-based facilities - meaning that they are located adjacent to or near a physician practice. We own a majority interest in eleven of our ASCs, with physicians owning the remaining equity interests. We currently own all of the equity interests in our other five ASCs; however, in the future we may either elect, or be required pursuant to existing agreements, to sell to physicians a minority interest in these facilities.

      We are also a party to nine fixed-site laser agreements pursuant to which we provide excimer lasers and other services to eye care professionals for their use in performing laser vision correction surgery.

      We also own and operate an optical products and services organization that sells: corrective lenses and eyeglasses produced by our two wholesale optical laboratories; eyeglass frames and contact lenses purchased from manufacturers by our optical products purchasing organization; and marketing products and services.

      In addition to our surgical facilities and optical products businesses, we also continue to provide management services to four eye care practices pursuant to long-term service agreements. Under these service agreements, we provide business, information technology, administrative and financial services to our affiliated providers in exchange for a management fee.

      We were originally organized as a Delaware limited liability company in March 1995, under the name, NovaMed Eyecare Management, LLC. In connection with a capital infusion from venture capital investors in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, responsible for overall strategic planning, with NovaMed Eyecare Management, LLC as our principal operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In June 1999, we changed the name of our principal operating subsidiary to NovaMed Eyecare Services, LLC. In August 1999, we consummated our initial public offering of common stock.

Information Available

      Our corporate headquarters are located at 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611, and our website is www.novamed.com. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

      We also make available free of charge on or through our Internet website (http://www.novamed.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Discontinued Operations

      In October 2001, we announced our intentions to discontinue our management services business. In assessing our overall business, our Board of Directors determined that we should focus our business strategy primarily on the acquisition, growth and development of surgical facilities. Our surgical facilities segment has historically been more efficient than our other business segments, requiring relatively lower operating costs and producing our highest operating margins. In reviewing our management services business, our Board determined that, although the segment had been historically profitable, the returns did not justify the high overhead and capital spending necessary to operate the business. Beginning in the third quarter of 2001, we have reflected the management services business as discontinued operations in our financial statements.

      As part of our discontinued operations plan, beginning in December 2001 and continuing through March 31, 2003, we have negotiated and closed seventeen divestiture transactions in which we: (a) terminated or assigned the service agreement with our affiliated practices; (b) terminated or transferred all employees providing services at these practice locations; (c) closed or relocated most of our regional business offices; (d) sold practice-based assets including fixed assets, equipment and accounts receivable; and (e) terminated or transferred certain corporate employees who provided services primarily to the management services business. We are still in the process of negotiating divestiture transactions with two affiliated practices. We will continue to perform our obligations under our service agreements with these two entities until they are either terminated through mutually agreed upon transactions or otherwise transferred.

      In the 2002 fourth quarter, we elected to not divest two physician practices that had been previously included in our discontinued operations plan. These practices are now included in our continuing operations. One practice is an optometric practice with an optical retail store located in the Chicago market. The other practice is primarily an ophthalmology practice with multiple locations in the southeastern United States.

      In early 2003, we substantially completed our discontinued operations plan. As of March 31, 2003, we have consummated seventeen of our currently planned nineteen divestiture transactions. From the seventeen transactions that we have completed, we have received in the aggregate as of March 31, 2003 approximately $15.6 million in cash proceeds, promissory notes under which approximately $2.3 million of principal remains payable to us in installments over periods ranging from one to five years, and approximately 800,000 shares of our common stock. In addition, the buyers assumed various liabilities, including equipment and office leases. As part of these transactions, we required our former affiliated physicians to enter into multi-year restrictive covenants precluding them from owning and operating ASCs and other licensed surgical facilities. In addition, depending on the particular characteristics of the affiliated practice, we entered into multi-year optical products supply agreements and multi-year refractive service agreements. Under these agreements, we are continuing to provide services to these practices from our continuing business segments. Under our refractive service agreements, we have contracted with the practices to be their exclusive provider of current and future refractive technology. With our optical products supply agreements, our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these entities.

      In addition to our divestiture transactions, we also sold minority equity interests in certain of our existing ASCs to various physician-owners of our former affiliated practices. We sold minority interests in eight ASCs, and also sold two ASCs entirely. In return, we received in the aggregate approximately $4.0 million in cash proceeds and approximately 2.7 million shares of our common stock.

Industry Overview

Ambulatory Surgery Center Industry

      General

      The term "ambulatory surgery" refers to procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ambulatory surgery industry has grown consistently, with almost 3,400 ASCs in business as of February 2002. Improved surgical techniques and technologies, including improved anesthesia techniques, have contributed to the expansion of surgical procedures that can be performed in an ASC. According to SMG Marketing Group Inc.'s 2002 Outpatient Surgery Center Market Report, an estimated 7.2 million surgeries were projected to be performed in ASCs in 2002, up an estimated 7.5% from 2000. Ophthalmology is the largest single type of outpatient surgery, representing approximately 27% of all outpatient surgeries performed in 2000.

      We believe that the convenience and efficiencies offered by an ASC setting have also contributed to the growth in ASC procedures. We believe that many physicians prefer an ASC to a hospital because of greater scheduling flexibility, faster turnaround time between cases and more efficient nurse staffing. Patients prefer the experience of a surgical facility dedicated to their specialized surgery that is free from disruptions or scheduling conflicts that often arise in hospitals due to emergency procedures or more complex surgical procedures that run longer than expected. Moreover, we believe third party payors recognize the cost-effective benefits of outpatient rather than inpatient surgery.

      Eye Care

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

      Cataract Surgery. Cataract surgery is currently the most widely performed surgical procedure in the U.S., with an estimated 2.7 million cataract surgeries in 2002. Cataract procedures are forecast to grow two to three percent annually over the next five years. A cataract occurs when the normally transparent lens of the eye becomes cloudy as part of the aging process. In cataract surgery, the ophthalmologist removes the clouded natural lens and replaces it with a synthetic intraocular lens. Cataract surgery is typically performed on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. Cataract procedures are expected to continue to increase for many years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the vast majority of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers. In the U.S., approximately 35 million people are age 65 or older. The over-65 age group's annual growth rate is projected to reach 2.4 percent by 2007, up from 1 percent in 2002. By 2010, this age group is expected to reach approximately 40 million.

      Vision Correction Surgery. Approximately 145 million people in the U.S. require eyeglasses or contact lenses to correct refractive vision conditions that result from the improper curvature of the cornea. If the cornea's curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the person will see a blurred image. The three most common refractive conditions are:

      o myopia, commonly referred to as nearsightedness, which is caused by a steepening of the cornea, resulting in the blurring of distant objects
      o hyperopia, commonly referred to as farsightedness, which is caused by a flattening of the cornea, resulting in the blurring of close objects
      o astigmatism, in which images are not focused on any point due to the varying curvature of the eye along different axes, which results in a distorted view of images

      New surgical technologies and techniques have been developed over the years to correct common vision conditions that result from the improper curvature of the cornea. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. The introduction of LASIK offered significant benefits to ophthalmologists over preceding refractive surgical techniques such as Radial Keratotomy, or RK, and the first vision correction surgery that used laser technology, Photorefractive Keratectomy, or PRK. Relative to the earlier refractive surgical techniques, the LASIK procedure provides significant reductions in patient pain or discomfort, patient recovery times ranging from a few hours after the procedure to two weeks, and reduced complication rates.

      Although the number of vision correction procedures performed in the U.S. grew rapidly between 1996 and 2000, the number of annual procedures has declined over the past two years. In 2002, eye care professionals performed an estimated
1.2 million laser vision correction surgery procedures in the U.S., representing a decrease of approximately twelve percent from 2001.

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

Our Business Model

      Having substantially completed the divestiture of our management services business, we are now focused primarily on acquiring, developing and operating ASCs within new and existing markets. We believe that our experience in operating single specialty ASCs, when coupled with our management services experience in working with doctors, will provide our surgeon-partners with an efficient operating environment to maximize quality patient care.

      Surgical Facilities

      We own and operate 16 single-specialty ASCs, each of which is a state-licensed and Medicare-certified ASC focused primarily on eye care procedures. Ophthalmologists perform cataract, laser vision correction and other eye related surgical procedures in our ASCs. We plan to own and operate our surgical facilities through joint ownership arrangements in which we will own a majority interest in the facility and minority equity interests will be held by physicians living in the ASC's local community. These arrangements will principally be structured as limited liability companies with one of our subsidiaries serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our subsidiaries serving as the general partner. Currently, we own majority equity interests in eleven of our ASCs. We wholly own the remaining five ASCs, but have entered into option agreements with physicians involving two of the facilities pursuant to which the doctors may acquire minority interests in these ASCs.

      In addition to owning and operating ASCs, we also are parties to nine fixed-site laser service agreements pursuant to which we provide excimer lasers and various services to eye care providers for their use in performing laser vision correction surgery. In response to the declining demand for laser vision correction surgery, we closed several laser vision correction centers and restructured the manner in which we provided this equipment and these services to minimize our fixed costs. Our excimer lasers are principally now either located in our ASCs or provided to physicians for use in their medical practices through these fixed-site laser agreements. As of March 31, 2003, we have eighteen excimer lasers in service.

      We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. The agreement sets forth pricing terms for our APEX/Infinity lasers, as well as the procurement and pricing terms for Alcon's most technologically advanced laser, the LADARVision System. During the term of this agreement, which expires December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each laser, with minimum annual procedure requirements for each LADARVision System procured under the agreement. As of March 31, 2003, we have eight LADARVision Systems covered by the agreement. Alcon may terminate the agreement if we fail, after reasonable cure periods, to comply with the material terms of the agreement. We may terminate the agreement if the FDA withdraws or materially restricts its approval of the use of any laser covered by the agreement or if patent issues or changes render the lasers unusable. We recently amended this agreement to address a number of items, most notably: (i) the terms upon which we can purchase from Alcon the recent FDA-approved LADARWave units for use with our existing LADARVision Systems; (ii) extending the expiration date from February 28, 2006 to December 31, 2006; and
(iii) reducing our minimum annual procedure requirements.

      Product Sales

      We own and operate two full-service wholesale optical laboratories that specialize in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 500 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 100 suppliers. We process consolidated monthly billing for over 1,000 customers that utilize our purchasing organization. Customers of these businesses include our former affiliated doctors who are a party to multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, these supply agreements will expire between March 2007 and May 2009, and the product sales revenue generated from these customers in 2002 constituted less than five percent of our total product sales revenue.

      In addition, our marketing services and products business provides eye care professionals with a range of products and services including brochures, videos, advertising and website design, education and training programs, and consulting services.

      We also have a long-term service agreement with an optometric practice located in Illinois. The optometric practice also has a retail optical outlet that sells eyeglasses and other product to patients. We provide all of the services, facilities and equipment necessary to operate this optometric practice under a 25-year service agreement. The services include:

      o     billing, collection and cash management services
      o     procuring and maintaining all office space, equipment and supplies
      o subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel
      o     assisting in recruiting additional doctors
      o     all administrative and support services
      o     information technology services

      Other

      We have a 40-year service agreement in place with an ophthalmology practice with multiple locations in Georgia and Tennessee. We provide all of the services, facilities and equipment necessary to operate this medical practice, including services identical in nature to those described above with respect to our Illinois affiliated optometric practice. We also have a five-year administrative services agreement with a former affiliated practice under which we provide limited administrative and financial services to the practice.

      Our affiliated eye care professionals provide a wide range of eye care services to patients including basic eye examinations, the diagnosis and treatment of complex eye conditions and eye surgery, primarily cataract surgery. Our affiliated eye care professionals currently practice in eye care clinics that are leased and staffed by us. We also own all of the non-medical assets used by the clinics, including all equipment and working capital.

Our Growth Strategy

Surgical Facilities

      We are focused on acquiring, developing and operating ambulatory surgery centers. Currently, all of our ASCs are single-specialty ophthalmic surgical facilities. Although we intend to continue to pursue the acquisition and development of eye care ASCs, we are also investigating opportunities in other specialties. The key elements of our growth strategy are:

   o Acquiring majority interests in ASCs with the existing physician-owners retaining a minority ownership position;

   o Developing newly constructed ASCs through joint ownership arrangements with physicians; and

   o  Increasing the revenue and profitability of our existing ASCs.

      Acquiring Majority Interests in ASCs

      Having substantially completed our discontinued operations plan, our development staff now has the time and resources to identify, evaluate and negotiate the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established, single-specialty ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need, or CON, for development. In analyzing potential transactions, the evaluation of our prospective doctor-partners is a critical factor. We recognize that the success of the targeted ASC is tied directly to the success of our doctor-partners and their practices. We believe our management services experience greatly enhances our doctor evaluation process.

      We also assess the target's potential for future growth. We identify opportunities to add new doctors or surgical procedures, or to improve managed care participation. We also examine the opportunities to reduce expenses through improved staff efficiency, better doctor scheduling and reduced supply costs. Our development staff and operations personnel work closely to formulate a growth strategy for each newly acquired facility to maximize our return on investment.

      We currently intend to finance our future acquisitions of equity interests in ASCs using cash from our existing cash balance, cash generated from our operations and amounts borrowed under our credit facility. Although we currently have no borrowings under our credit facility, our existing credit facility includes limitations on the amount of acquisitions we can complete in the event our ratio of total debt to earnings exceeds certain thresholds. Our credit facility expires on June 30, 2003. We are currently in discussions with lenders regarding the terms of a new credit facility.

      Developing Newly Constructed ASCs

      Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician partners. These projects involve the assembly of multiple physicians in a local community that is either underserved from a facility standpoint, or involve physicians who don't have the resources, productivity or expertise to construct a facility on their own and need a corporate partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center.

      Increasing Revenue and Profitability of our Existing ASCs

      The revenue generated by our existing eye-only ASCs is largely driven by cataract and laser vision correction surgical procedures performed by a limited number of ophthalmologists. Revenue growth will be derived from an increase in surgical procedures performed at each facility, whether this increase is from the existing surgeons or new surgeons utilizing the facility. All of our ASCs currently have the capacity to handle additional procedures. Given this capacity, we attempt to introduce the benefits of our facilities to new doctors who may be using other less efficient and convenient facilities. We believe the efficiency and convenience of an ASC, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients and provides a more attractive setting than hospitals. We also work with our physicians in identifying new procedures, technologies or equipment to integrate into our facilities and expanding the scope of surgical services available in a cost-effective manner. Moreover, with over ninety percent of our ASC revenue derived from government and private third party payors, we are continuously evaluating and attempting to increase the levels of our managed care panel participation.

      Twelve of our sixteen centers are currently accredited by the Accreditation Association for Ambulatory Health Care, or AAAHC. We believe that many managed care panels use AAAHC accreditation as a quality benchmark. Because some managed care panels do not contract with a facility that is not accredited, we believe our emphasis on having our facilities accredited in certain competitive managed care markets will maximize our managed care panel participation and also reflects our commitment to providing high quality patient care.

      Staffing and medical supply costs are generally an ASC's two largest expense categories. We analyze staffing schedules and work with surgeons to schedule surgeries in a manner that maximizes staff efficiency and optimizes staffing costs. We also have negotiated purchasing contracts with many of our largest vendors and we educate our doctors on lower cost supply alternatives that still maintain high patient care standards.

Product Sales

      We believe there are opportunities to grow our optical products and services business by adding ophthalmologists and optometrists as customers, as well as offering a broader range of products and services to our existing customer base.

Competition

      Surgical Facilities. In acquiring and developing ASCs, we compete with both corporations and surgeons. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger, publicly held companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. Our primary competitors in acquiring, owning and operating ASCs are Amsurg Corp., United Surgical Partners International, Inc., HealthSouth Corporation and Symbion, Inc.

      Product Sales. Our two wholesale optical laboratories face a variety of national, regional and local competitors. We compete in the optical laboratory market on the bases of quality of service, breadth of services, reputation and price.

      In the market for providing optical group purchasing services, we primarily compete with national and regional buying groups, as well as large vendors. Competition in this market is based upon service, price, and the strength of the purchasing organization, including the ability to negotiate discounts.

      Other. Our management services are provided to eye care professionals through long-term affiliations. The market for these management services is fragmented, and we do not face any single, dominant U.S. national competitor. Eye care professionals may seek a corporate partner to assist them in the growth and development of their practices, as well as with the day-to-day management and administration of their businesses. Factors that may influence an eye care professional's decision to retain a corporate partner to provide management services are the corporate partner's experience and scope and quality of services offered, the eye care professional's need for these services, and the price for such services.

Employees

      As of March 21, 2003, we had approximately 414 employees, 298 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good. As part of the seventeen divestiture transactions closed as of March 21, 2003, we terminated 570 employees, the overwhelming majority of whom have been hired by our former affiliated practices. Upon consummating all of our contemplated divestiture transactions and completing our discontinued operations plan, we anticipate employing approximately 360 employees in connection with our continuing operations, approximately 260 of whom will be full-time employees. In addition, approximately 240 of our 360 employees will be staffing our ASCs and affiliated practices.

Governmental Regulation

      As a participant in the health care industry, our operations are subject to extensive and increasing regulation by governmental entities at the federal, state and local levels. Many of these laws and regulations are subject to varying interpretations, and we believe courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law.

      We believe our business practices comply in all material respects with applicable federal, state and local laws and regulations. If the legal compliance of any of our activities were challenged, however, we might have to divert substantial time, attention and resources from running our business to defend against these challenges regardless of their merit. If we do not successfully defend these challenges, we might face a variety of adverse consequences including losing our eligibility to participate in Medicare, Medicaid or other federal or state health care programs, or losing other contracting privileges and, in some instances, civil or criminal fines. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

      The regulatory environment in which we operate may change significantly in the future. Numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system. In addition, several sets of regulations have been recently adopted that may require substantial changes in the way health care providers operate over the coming years. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements, repurchase minority equity interests in our ASCs that are owned by physicians, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

      Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. We currently co-own eleven of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling interests in our existing wholly-owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

      The applicable regulatory authorities have provided little guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the limited guidance that is available, we believe that our joint ownership complies with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs are Medicare certified; patients referred to an ASC by an investor are informed of the referring physician's investment interest in the ASC; the terms on which an investment interest in the ASC is offered to an investor are not related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity will loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC is directly proportional to the investors' investment interests; the ASCs treat federal health program beneficiaries in a non-discriminatory manner; and the ASCs are an integral part of the investor-physicians' practices and account for a significant portion of the investor-physicians' medical practice income.

      Self-Referral Law. Subject to limited exceptions, the federal self-referral law, known as the "Stark Law," prohibits physicians and optometrists from referring their Medicare or Medicaid patients for the provision of "designated health services" to any entity with which they or their immediate family members have a financial relationship. "Financial relationships" include both compensation and ownership relationships. "Designated health services" include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services. Physicians do not currently refer to our ASCs for the provision of "designated health services" that do not otherwise meet an exception under the Stark Law.

      The Stark law does not prohibit physician ownership or investment interests in ASCs to which they refer patients. The Centers for Medicare and Medicaid Services clarified this in the Phase I regulations interpreting the Stark law by providing that services that would otherwise constitute a "designated health service," but that are paid by Medicare as part of bundled rate, will not be considered designated health services for purposes of the Stark Law. Thus, when an intraocular lens, or IOL, used in cataract surgery is included in an ASC bundled payment rate, the IOL will not be considered to be a "designated health service."

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

      Final rules covering "Standards for Electronic Transactions and Code Sets" were published on August 17, 2000, and set forth the standardized billing codes and formats that we must use when conducting certain health care transactions and activities. The effective date of these final rules was October 16, 2000. Compliance with these rules was required by October 16, 2002, but by filing an extension plan by October 16, 2002, we extended this compliance date to October 16, 2003 for our ASCs and affiliated practices.

      On December 28, 2000, as modified on May 31, 2002 and August 14, 2002, the DHHS published final rules addressing "Standards for Privacy of Individually Identifiable Health Information" under HIPAA's administrative simplification provisions. Compliance with these rules is required by April 14, 2003. These rules create substantial new compliance issues for all "covered entities"--which include health care providers, health plans, and health care clearinghouses--that engage in regulated transactions and activities. Operations of our ASCs and affiliated practices are covered by the final rules.

      Final rules addressing the "Security Standards" under HIPAA's administrative simplification provisions were published on February 20, 2003. Our ASCs and affiliated practices must comply with these regulations by April 21, 2005. Because these rules have been released very recently, we are still in the process of determining what impact these rules will have on our operations.

      Violations of HIPAA's administrative simplification provisions can result in civil penalties of up to $25,000 per person per year for each violation or criminal penalties of up to $250,000 and/or up to 10 years in prison per violation.

State Law

      Facility Licensure and Certificate of Need. We are required to obtain licenses from the state departments of health in states where we open or acquire ASCs. We believe that we have obtained the necessary licenses in states where licenses are required. With respect to future expansion, we cannot assure you that we will be able to obtain the required licenses. However, we have no reason to believe that, in states requiring facility licenses, we will not be able to obtain these licenses without unreasonable expense or delay.

      Some states require a Certificate of Need, or CON, prior to the construction or modification of an ASC or the purchase of specified medical equipment in excess of a dollar amount set by the state. We believe that we have obtained the necessary CONs in states where a CON is required. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing the need for CONs. It is possible that a state regulatory authority could challenge our determination. With respect to our future development of new ASCs or expansion of existing ASCs, we cannot assure you that we will be able to acquire a CON in all states where a CON is required.

      Anti-Kickback Laws. In addition to the federal anti-kickback law, a number of states have enacted laws that prohibit payment for referrals and other types of kickback arrangements. Some of these state laws apply to all patients regardless of their source of payment, while others limit their scope to patients whose care is paid for by particular payors.

      Self-Referral Laws. In addition to the Federal Stark Law, a number of states have enacted laws that require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or compensation relationship. In some states, these restrictions apply regardless of the patient's source of payment.

      State Privacy Laws. Numerous states have enacted privacy laws that have similar objectives to the Federal HIPAA privacy regulations. These laws, which vary from state to state, require that certain protective measures be taken in connection with the disclosure of a patient's identifying information.

      Corporate Practice of Medicine. A number of states have enacted laws that prohibit, or have common law that prohibits, the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Application of the corporate practice of medicine prohibition varies from state to state. Although we neither employ physicians nor provide professional medical services, we continue to provide services to physicians in connection with their performance of surgical procedures through fixed-site laser agreements and through our remaining management services agreements. To the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, we cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with these eye care professionals and there is a possibility that some provisions of our agreements may not be enforceable.

      Fee-Splitting Laws. The laws of some states prohibit providers from dividing with anyone, other than providers who are part of the same group practice, any fee, commission, rebate or other form of compensation for any services not actually and personally rendered. Penalties for violating these fee-splitting statutes or regulations may include revocation, suspension or probation of a provider's license, or other disciplinary action. In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. The precise language and judicial interpretation of fee-splitting prohibitions varies from state to state. Courts in some states have interpreted fee-splitting statutes to prohibit all percentage of gross revenue and percentage of net profit management fee arrangements. Other state statutes only prohibit fee splitting in return for referrals. To the extent any of our contractual arrangements are construed by a court or enforcement agency to violate the jurisdiction's fee-splitting laws, we may be required to redesign or reformulate our arrangements and there is a possibility that some provisions of our agreements may not be enforceable.

Excimer Laser Regulation

      Medical devices, including the excimer lasers used in our ASCs, are subject to regulation by the U.S. Food and Drug Administration, or the FDA. Medical devices may not be marketed for commercial sale in the U.S. until the FDA grants pre-market approval for the device.

      Failure to comply with applicable FDA requirements could subject us or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers.

Government Regulation - Management Services

      In addition, our management services business in both our continuing and discontinued operations, and the operations of our affiliated providers, are also subject to extensive and continuing regulation by governmental entities at the federal, state and local levels. The following is a summary of the health care regulatory issues affecting our management services business, both with respect to our affiliated providers and us:

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

      Health Insurance Portability and Accountability Act. The operations of our affiliated providers are covered by HIPAA. We have taken actions to assist our remaining affiliated providers with their HIPAA compliance efforts.

            State Law

      State Privacy Laws. State health information privacy laws may also apply to the activities of our affiliated providers. There is very little guidance regarding the application of these state privacy laws. We cannot be sure that the privacy measures taken by our affiliated providers will be construed as complying with these laws. In the event the privacy measures taken by these professionals are deemed not to comply with a particular state's health privacy laws, we may need to incur significant time, effort and expense to establish compliance.

      Corporate Practice of Medicine Laws. Although we neither employ doctors nor provide professional medical services, to the extent any portion of the comprehensive management services that we provide under our service agreements is construed by a court or enforcement agency to constitute the practice of medicine, our service agreements provide that our obligations to perform the act or service is waived. We cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with our affiliated providers and there is a possibility that some provisions of our service agreements may not be enforceable.

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

Item 2. Properties

      We do not own any real property. We lease space for our corporate offices in Chicago, our ASCs and our optical services operations. As part of our management services business, we also continue to lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See "Item 13 - Certain Relationships and Related Transactions." Our corporate offices in the Chicago metropolitan area currently consist of 12,824 square feet in downtown Chicago, and 10,499 square feet in Des Plaines, Illinois. We believe that our current corporate facilities are sufficient to meet our needs for the foreseeable future. Because we have reduced our corporate personnel as a result of the substantial completion of our discontinued operations plan, we need less space for our corporate offices. Accordingly, we are reducing our downtown Chicago office space by 4,674 square feet effective July 31, 2003, and attempting to sublet approximately 4,500 square feet of our Des Plaines location.

      The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple five-year renewal terms at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from less than 100 square feet to approximately 15,000 square feet, and the terms of these leases have expiration dates ranging from May 30, 2003 to March 31, 2012. Depending on state licensing and Certificate of Need issues, addressing capacity constraints in any of our ASCs in a similar manner may require state regulatory approval.

      The following tables list the locations of our surgical facilities:

                      Medicare-Certified and Licensed ASCs

                                             Number of
                   Location               Operating Rooms
                   --------------------------------------

                   Colorado Springs, CO          2
                   Atlanta, GA                   2
                   Columbus, GA                  3
                   Chicago, IL                   1
                   Maryville, IL                 1
                   River Forest, IL              2
                   Merrillville, IN              2
                   New Albany, IN                2
                   Overland Park, KS             3
                   Thibodaux, LA                 1
                   Florissant, MO                1
                   Kansas City, MO               2
                   St. Joseph, MO                1
                   Chattanooga, TN               1
                   Tyler, TX                     2
                   Richmond, VA                  1

Item 3. Legal Proceedings

      We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of our security holders during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Since August 18, 1999, our common stock has been traded on the Nasdaq National Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

                                                            High       Low
                                                            ----       ---

Fiscal year ending December 31, 2002:

  First Quarter ....................................        $1.45      $0.52

  Second Quarter ...................................        $1.13      $0.67

  Third Quarter ....................................        $1.55      $0.65

  Fourth Quarter ...................................        $1.75      $1.11

Fiscal year ending December 31, 2001:

  First Quarter ....................................        $3.63      $1.06

  Second Quarter ...................................        $3.42      $1.06

  Third Quarter ....................................        $2.49      $1.35

  Fourth Quarter ...................................        $2.07      $1.01

      On March 31, 2003, the last reported sale price of our common stock was $1.24, and there were approximately 342 holders of record of our common stock. This figure does not consider the number of individual holders of securities that are held in the "street name" of a securities dealer.

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

ITEM 6. SELECTED FINANCIAL DATA

      The consolidated statement of operations data set forth below for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data at December 31, 2002 and 2001, are derived from our respective audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000, 1999 and 1998 are derived from our audited financial statements which are not included in this Form 10-K.

      The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                Year Ended December 31,
                                                        -------------------------------------------------------------------------
                                                           2002            2001           2000           1999            1998
                                                                                                      (unaudited)     (unaudited)
                                                        -----------    -----------     -----------    -----------     -----------
                                                                          (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue ........................................    $    53,773    $    53,440     $    50,987    $    36,541     $    19,117
                                                        ===========    ===========     ===========    ===========     ===========

Net income (loss) from continuing operations (a) (b)    $     3,657    $    (7,093)    $     2,256    $      (831)    $      (611)
                                                        ===========    ===========     ===========    ===========     ===========

Net income (loss) from continuing operations
    per dilutive share (a) (b) .....................    $      0.15    $     (0.29)    $      0.09    $     (0.27)    $     (0.09)
                                                        ===========    ===========     ===========    ===========     ===========

                                                           2002            2001           2000           1999            1998
                                                        -----------    -----------     -----------    -----------     -----------
Other Data:
Number of surgical facilities operated
    as of the end of period:
      ASCs .........................................             16             14              13             11               9
      Fixed site laser agreements and LVC centers ..              9             13              19              7              --
Number of surgical procedures performed:
      Cataracts ....................................         20,689         18,323          15,925         14,450          12,412
      LVC ..........................................          8,385         15,199          20,045         12,586           4,640
      Other eye surgery procedures .................         10,070          9,609           7,275          7,308           8,675
                                                        -----------    -----------     -----------    -----------     -----------
         Total .....................................         39,144         43,131          43,245         34,344          25,727
                                                        ===========    ===========     ===========    ===========     ===========

                                                                                  As of December 31,
                                                        -------------------------------------------------------------------------
                                                           2002            2001           2000           1999            1998
                                                                                                      (unaudited)     (unaudited)
                                                        -----------    -----------     -----------    -----------     -----------
Consolidated Balance Sheet Data:
Working capital ....................................    $     7,226    $    12,698     $    23,725    $    11,973     $     9,186
Total assets .......................................         64,128         92,252         120,913         88,251          62,679
Total debt, excluding current portion ..............             11         20,708          26,184            188          20,393
Redeemable convertible preferred stock .............             --             --              --             --          16,430
Total stockholders' equity .........................         48,648         50,579          82,864         74,781          16,954

Notes:

(a) In connection with our discontinued operations and restructuring plan announced in October 2001, we recorded certain restructuring and other charges related to the closure of certain facilities and the reorganization and downsizing of our information technology function.

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

ITEM 7.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion along with our consolidated financial statements and related notes included elsewhere herein. Our actual results, performance and achievements in 2003 and beyond may differ materially from those expressed in or implied by forward-looking statements contained in this discussion. Such forward-looking statements are made within the meaning of the Private Securities Litigation Reform Act of 1995.

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

    Revenue Recognition and Accounts Receivable, Net of Allowances. Revenue from surgical procedures performed at our surgical facilities, net of contractual allowances, is recognized at the time the procedure is performed. The contractual allowance is the difference between the fee we charge for a procedure performed at our surgical facility and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates for the applicable procedure when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific contracted rate. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized. Product sales revenue from our wholesale optical laboratories and marketing services company, net of an allowance for returns and discounts, is recognized when the product is shipped to our customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given. Surgical facilities and product sales revenue is further adjusted by a provision for doubtful accounts. We base our estimate for doubtful accounts on the aging category and our historical collection experience. If we fail to accurately file for reimbursement on a timely basis with third party payors there may be an adverse affect on our collection results.

      Accounts receivable has been reduced by the reserves for estimated contractual allowances and doubtful accounts noted above.

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

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      Net Revenue. Net revenue increased 0.6% from $53.4 million to $53.8 million. Surgical facilities revenue decreased 0.4% from $33.8 million to $33.7 million, primarily due to a decrease in surgical procedures performed, offset by an increase in net revenue per procedure. In 2001, net revenue per procedure was reduced by the establishment of additional contractual allowance reserves of $1.4 million. In 2002, total surgical procedures performed in our surgical facilities decreased 9.2% from 43,131 to 39,144. LVC procedures decreased 44.8%, cataract procedures increased 12.9% and other procedures increased 4.8%, compared to 2001. The increase in procedures came from newly acquired ASCs. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions. Due to the decrease in demand, we have closed eight LVC centers since the announcement of our discontinued operations and restructuring plan. Product sales and other revenue increased 2.3% from $19.7 million to $20.1 million. Net revenues at our optical products purchasing organization increased 18.0% over 2001. This increase was offset by a 28.3% decrease in revenue at our marketing products business, which has sold products primarily to the laser vision correction market. Management believes the downturn in the LVC market was the cause of the decline in revenue of this business.

      Salaries, Wages and Benefits. Salaries, wages and benefits expense decreased 5.6% from $21.4 million to $20.2 million. As a percentage of revenue, salaries, wages and benefits expense decreased from 40.0% to 37.5%. The decrease in salaries, wages and benefits expense is the result of certain corporate salaries being charged to the discontinued operations reserves in accordance with the discontinued operations and restructuring plan, staff reductions at some surgical facilities in response to the reduction in LVC procedures and the closure of several LVC centers in the fourth quarter of 2001 and during 2002. These decreases were offset, in part, by the increase in salaries, wages and benefits expense from the acquisitions we made in 2002.

      Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 1.7% from $13.9 million to $14.1 million. As a percentage of revenue, cost of sales and medical supplies expense increased from 26.0% to 26.3%. The absolute increase in cost of sales and medical supplies expense is primarily a result of 2002 acquisitions offset in part by the closure of under-performing LVC centers. The increase in cost of sales and medical supplies as a percentage of revenue is due to our lower profit margin product sales and other revenue increasing to 37.4% of total revenue in 2002, up from 36.8% in 2001.

      Selling, General and Administrative. Selling, general and administrative expense decreased 2.9% from $11.9 million to $11.5 million. As a percentage of revenue, selling, general and administrative expense decreased from 22.2% to 21.4%. The decrease was the result of a $1.3 million reduction in corporate administrative expenses and bad debt expense, offset by expenses from our 2002 acquisitions.

      Restructuring and Other Charges. We reevaluated our restructuring plan at the end of 2002 and determined we had excess reserves of $1.0 million. The excess reserves were primarily due to better than expected results resolving outstanding lease obligations and the decision to retain one ASC slated for closure.

      Depreciation and Amortization. Depreciation and amortization expense decreased 43.9% from $4.4 million to $2.5 million. The required cessation of goodwill amortization as of January 1, 2002 contributed $1.1 million of this decrease. The remainder of the decrease is due to the write-off of assets at the end of our 2001 third quarter related to our discontinued operations and restructuring plan.

      Other (Income) Expense. We recognized $0.9 million of other income during 2002 versus $1.0 million of other expense during 2001. The current year income includes an aggregate gain of $1.6 million from the sales of minority interests in our ASCs and $0.4 million of income from proceeds received from a class action lawsuit settlement. There is $0.9 million of minority interest in the earnings of our ASCs reported in 2002. Interest expense decreased by $0.5 million, the result of lower average interest rates during 2002 (5.1%) as compared to 2001 (6.5%) as well as lower average borrowing of $10.2 million during 2002 as compared to $25.7 million during 2001.

      Provision for Income Taxes. Our effective tax rate increased to 40.0% from 39.3%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

      Net Revenue. Net revenue increased 4.8% from $51.0 million to $53.4 million. Surgical facilities revenue decreased 10.8% from $37.9 million to $33.8 million due to the establishment of additional contractual allowance reserves of $1.4 million as well as a slight decrease in overall surgical procedures. Total surgical procedures performed in our surgical facilities decreased from 43,245 to 43,131. LVC procedures decreased 24.2%, cataract procedures increased 15.1% and other procedures increased 32.1%, compared to 2000. Management believes that the demand for elective LVC surgery was negatively impacted by the general economic conditions in 2001. Due to the decrease in demand, we closed four LVC centers in 2001. Product sales and other revenue increased 49.9% from $13.1 million to $19.7 million. This increase was due to the full year contribution to other revenue from management fees received from a physician practice with which we affiliated in November 2000 offset by a 4.7% decrease in product sales revenue.

      Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 17.9% from $18.1 million to $21.4 million. As a percentage of revenue, salaries, wages and benefits expense increased from 35.5% to 40.0%. The increase in salaries, wages and benefits expense is due to acquisitions made in 2000 offset, in part, by staff reductions at some surgical facilities in response to the reduction in LVC procedures as well as corporate staff reductions. In addition, corporate salaries were further reduced in the fourth quarter as a result of our discontinued operations and restructuring plan.

      Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense increased 0.6% from $13.8 million to $13.9 million. As a percentage of revenue, cost of sales and medical supplies expense decreased from 27.1% to 26.0%. The absolute increase in cost of sales and medical supplies expense is primarily due to acquisitions made in 2000 which was only partially offset by the closure of under-performing LVC centers. The decrease in cost of sales and medical supplies as a percentage of revenue is also due to the acquisition of surgical facilities and affiliation with a physician practice which have lower cost of sales than our product sales businesses.

      Selling, General and Administrative. Selling, general and administrative expense increased 11.4% from $10.6 million to $11.9 million. As a percentage of revenue, selling, general and administrative expense decreased from 20.9% to 22.2%. The increase in selling, general and administrative expense was the result of a $2.0 million increase for expenses at facilities acquired or developed late in 2000 or during 2001 and a $0.5 million increase in bad debt reserves at our product sales segment. These increases were offset, in part, by a $1.3 million reduction in administrative expenses related to the corporate staff reductions as well as a decrease in marketing expense.

      Restructuring and Other Charges. We recorded $10.9 million of charges in connection with our announcement to restructure our corporate support functions, including information technology, and to close under-performing facilities. An additional $1.7 million of other related charges were recorded which included professional fees incurred in the development of our discontinued operations and restructuring plan and severance and other employee costs incurred prior to approval of this plan.

      Depreciation and Amortization. Depreciation and amortization expense increased 15.3% from $3.8 million to $4.4 million due to the full year impact of significant capital expenditures in 2000 in the surgical facilities and product sales segments as well as the impact of surgical facilities acquisitions and openings in 2000.

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

Liquidity and Capital Resources

      We generated cash from continuing operating activities for the year ended December 31, 2002 of $12.4 million. We used $8.0 million in our investing activities in 2002, which included the purchases of a 60% interest in an ASC in Tyler, TX and a 51% interest in an ASC in Colorado Springs, CO as well as the purchase of property and equipment. This was offset, in part, by our receipt of $2.8 million in proceeds from the sale of minority equity interests in our ASCs for a net use of $5.2 million in investing activities. We received $14.9 million from our discontinued operations which included proceeds from divestitures. We used this cash provided by both continuing and discontinued operations to decrease net bank borrowings by $20.7 million and at December 31, 2002 we had no outstanding borrowings under our credit facility. As of December 31, 2002 and 2001, we had cash and cash equivalents of approximately $2.0 million and $1.0 million, respectively, and working capital of approximately $7.2 million and $12.7 million, respectively.

      We amended our revolving credit facility on June 13, 2002. The primary purpose of this amendment was to obtain the consent of our lenders to our sale of optical dispensary assets and one of our ambulatory surgery centers and to increase our ability to sell minority interests in our existing ambulatory surgery centers. The amendment included a reduction of the maximum commitment available under the facility from $40 million to $35 million on June 13, 2002 and a further reduction to $30 million on October 1, 2002. The credit agreement expires on June 30, 2003 and we are currently in discussions with lenders regarding the terms of a new or extended credit facility.

      Under the amended facility, interest on borrowings under the credit agreement is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon our ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 5.1% for the twelve months ended December 31, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that we use 100% of the proceeds from our divestiture transactions to pay down our outstanding debt. As of December 31, 2002, we were in compliance with all our credit agreement covenants.

      We expect our cash flow from operations and funds available under our existing and new credit facility will be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, the future cost of surgical equipment and the cost of completing our discontinued operations plan. We also expect the cash proceeds from our two remaining divestiture transactions to supplement our cash flow.

      During 2002, we received 2.5 million shares of common stock as a result of two physician practice divestiture transactions, the sale of an ASC and the sale of a minority interest in an ASC.

      We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in nine of our sixteen ASCs. These are summarized as follows:

            o One of our former affiliated physicians has the option to acquire up to a 30% interest in one of our wholly owned ASCs, exercisable beginning January 1, 2004 through January 1, 2006;

            o One of our former affiliated physicians who owns a 5% interest in one of our ASCs has the option to acquire an additional 5% interest, exercisable beginning July 1, 2003 through July 1, 2005;

            o Two of our former affiliated physicians who own a 49% interest in one of our ASCs have an option to purchase our remaining 51% interest, exercisable on April 15, 2005;

            o One of our former affiliated physicians who owns a 49% interest in one of our ASCs has an option to purchase our remaining 51% interest, exercisable at periodic intervals beginning March 1, 2005 through March 1, 2008;

            o One of our existing physician-partners who owns a 40% interest in one of our ASCs has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006;

            o One of our former affiliated physicians who owns a 10% interest in one of our ASCs has an option to purchase an additional 10% interest, exercisable on or before July 1, 2003;

            o A physician has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before November 12, 2003;

            o One of our former affiliated physicians has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before July 31, 2004; and

            o One of our former affiliated physicians who owns a 10% interest in one of our ASCs has an option to purchase an additional 10% interest, exercisable on or before July 31, 2003.

In the event these options are exercised, we will receive cash proceeds from these sales. Moreover, in many of these instances, we have corresponding rights to sell the stated equity interests to the physicians at the same timing intervals.

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. We recently amended this agreement to address a number of factors, most notably: (i) the terms upon which we can purchase from Alcon the recent FDA-approved LADARWave units for use with our existing LADARVision Systems; (ii) extending the expiration date from February 28, 2006 to December 31, 2006; and (iii) reducing our minimum annual procedure requirements. Commencing January 1, 2003 and through the termination date of December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming we don't procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next four years commencing with 2003 would be approximately $0.9 million, $1.0 million, $1.2 million and $0.9 million, respectively.

New Accounting Pronouncements

      Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. Under the new pronouncement, goodwill related to acquisitions after July 1, 2001 has not been amortized. Upon initial adoption we evaluated the carrying value of our existing goodwill and determined that the goodwill associated with our marketing products business was impaired and recorded a net of tax charge of $1.8 million as a change in accounting principle. Later, as the demand for laser vision correction continued to decline, we recorded an additional impairment charge of $1.3 million, fully impairing all goodwill associated with our marketing products business.

      Effective January 1, 2002 we adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This pronouncement establishes a single accounting model of the impairment of disposal of long-lived assets, including discontinued operations. Although SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and Accounting Principles Board (APB) Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the accounting treatment related to our decision in September 2001 to discontinue our management services segment under APB Opinion 30 is not impacted. During 2002 we sold two ambulatory surgery centers and three optical dispensaries and made the decision to sell our remaining optical dispensaries. These 2002 transactions are reported as discontinued operations under the provisions of SFAS 144, and all prior periods have been revised accordingly.

      Under SFAS 144, we are required to revise prior period financial statements, including our financial statements for the years ended December 31, 2000 and 2001, to reflect these disposed businesses as discontinued operations. Arthur Andersen LLP was our independent auditor for our 2000 and 2001 financial statements. Because Arthur Andersen LLP has ceased its audit services and is no longer in a position to certify the restatement of our 2000 and 2001 financial statements, our current auditor, PricewaterhouseCoopers LLP ("PwC) re-audited our 2000 and 2001 financial statements after they were revised in accordance with SFAS 144. Consequently, the financial statements for the years ended December 31, 2000 and 2001 contained in this Form 10-K, as revised in accordance with SFAS 144, have been re-audited by PwC .

      In June 2002, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with early adoption encouraged. We do not expect that the adoption will have a material impact on our consolidated results of operations or financial position.

      In December 2002, the FASB Issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure of the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We have elected to continue to apply APB Opinion 25 and account for stock-based compensation under the intrinsic value method. We have amended our disclosures to those required by SFAS 148.

Risk Factors

      The following factors should be considered in evaluating our company and our business. These factors may have a significant impact on our business, operating results and financial condition.

Risks Relating to Our Business

      Our failure to operate, acquire or develop a sufficient number of profitable surgical facilities could limit our profitability and revenue growth

      Our growth strategy is focused on growing our existing ASCs and acquiring or developing new ASCs in a cost-effective manner. We may not experience an increase in surgical procedures at our existing or future ASCs. We may not be able to achieve the economies of scale and patient base, or provide the business, administrative and financial services, required to sustain profitability in our existing and future ASCs. Newly acquired or developed facilities may generate losses or suffer lower operating margins than our more established facilities, or they may not generate returns that justify our investment. In addition, if vision correction technology becomes available to ophthalmologists that is less expensive than the medical equipment currently required for laser vision correction, eye care professionals might have less interest in using our ASCs or refractive surgical equipment for vision correction procedures.

      We may not be able to identify suitable acquisition or development targets, successfully negotiate the acquisition or development of these facilities on satisfactory terms, or have the access to capital to finance these endeavors. We anticipate that we will fund the acquisition and development of future ASCs from borrowings under our credit facility. The maximum commitment available under our credit facility is currently $30 million. Our current credit facility expires on June 30, 2003. We are currently in discussions with lenders regarding the terms of a new credit facility. We may have difficulty negotiating a new facility with more favorable or even comparable terms, which could limit our ability to acquire and/or develop ASCs.

      In addition, we continue to wholly own five of our sixteen ASCs. The terms of our credit facility permit us to sell minority interests in our existing ASCs only to the extent such a sale, when combined with other minority interest sales during the preceding twelve-month period, does not reduce by more than $3 million our earnings before interest, taxes, depreciation and amortization. This limitation could affect the manner and timing in which we may want to pursue initial or incremental minority interest sales in our existing ASCs (whether wholly owned or otherwise) to physicians in our existing local markets.

      If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations, including our ability to achieve and sustain profitability, could be adversely affected.

      We may not compete effectively with other companies that have more resources and experience than us

      Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual ophthalmologists, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources may be more successful in acquiring and developing surgical facilities. Our wholesale optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment as well as competitive eye care related services.

Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

      Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow.

      Government sponsored health care programs, directly or indirectly, accounted for approximately 34% of our consolidated revenue for the year ended December 31, 2002. This includes facility fees we receive directly for the surgeons' use of our ASCs, but does not include amounts derived from laser vision correction, which is an elective procedure that patient-consumers pay for out-of-pocket.

      The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates. Medicare payment rates for ASCs are currently based on cost surveys completed by DHHS. The current payment system is based on cost surveys from 1986. In 1998, the DHHS proposed a new payment methodology for ASCs that could have adversely affected our revenue. The DHHS never implemented this new payment methodology and on May 13, 2002 listed this proposal as a "discontinued action."

      The Medicare Payment Advisory Commission, or MedPac, and the Office of Inspector General, or OIG, have both recently recommended changes to the Medicare payment methodology for ASCs. MedPac is a congressional advisory body whose sole role is to advise Congress on Medicare payment issues, while the OIG is a governmental agency responsible for investigating and monitoring Medicare, Medicaid and other DHHS programs. Generally, MedPac has recommended that reimbursement levels for ASC procedures not exceed reimbursement levels paid to hospital outpatient departments, while the OIG has recommended that whichever reimbursement level is lowest for a particular procedure be the governing rate for both ASCs and hospital outpatient departments. In addition, MedPac recommended that ASCs not receive any inflation increases in 2004, essentially freezing ASC payments at 2003 levels. These are recommendations only and it is uncertain if Congress will act on either or both recommendations. If these recommendations become effective, our revenue and profitability could be adversely affected. While most of our existing ASC surgical procedures are generally reimbursed at levels lower than hospital outpatient departments, some of our existing surgical procedures are reimbursed at higher levels. One example of such a procedure is a post-cataract laser procedure, commonly referred to as a YAG procedure. Although it is uncertain whether Congress will adopt these recommendations, a reduction in the Medicare-reimbursed fee for YAG procedures performed in our ASCs to levels paid to hospital outpatient departments would have reduced our 2002 revenue by two percent if this reduction had been effective January 1, 2002.

      Revenue from laser vision correction procedures comprised approximately eleven percent of our consolidated revenue for the year ended December 31, 2002. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. This competitiveness has resulted in many of our competitors offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

      Reductions in payments to our ASCs, and through our fixed-site laser service arrangements, or other changes in reimbursement for eye care services could reduce our revenue, profitability and cash flow.

      Lack of adequate financing could limit our growth

      Successful implementation of our growth strategy will require continued access to capital to acquire and develop new ASCs. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through additional equity or debt financings. To the extent we use our equity as acquisition currency to acquire new ASCs or in financing transactions to raise money, our shareholders could be diluted. To the extent we incur debt, we may have significant interest expense and our activities could be limited by our loan agreement covenants. We currently intend to finance future acquisitions and development of ASCs, as well as our other strategic initiatives, with our existing cash balance, cash generated from our operations and amounts borrowed under our credit facility. Capital raised through other means may not be available to us. Further, if financing is available, it may not be on terms that are favorable to us or sufficient for our needs.

      Our credit facility expires on June 30, 2003. Our existing facility includes limitations on the amount of acquisitions we can complete in the event our ratio of total debt to earnings exceeds certain thresholds. We are currently in discussions with lenders regarding the terms of a new credit facility. Given the current commercial lending environment, we may have difficulty negotiating a new facility with more favorable or even comparable terms to our existing facility. Our ability to acquire and/or develop new ASCs, will be limited by the amount of our existing cash balance, the cash generated from our operations and the amount of borrowing availability under our credit facility.

      Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring or expanding facilities

      All states require licenses to own and operate ASCs, and some states require a certificate of need, or CON, to construct or modify an ASC. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. See "Government Regulation - State Law."

      Our revenue and profitability could decrease if we are unable to maintain positive relationships with the surgeons who perform surgical procedures at our ASCs

      The success of our business depends on our relationship with, and the success and efforts of, the surgeons who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key surgeons deteriorated or those surgeons reduced or eliminated their use of our ASCs.

      For example, since late 2001, we have been negotiating and consummating divestiture transactions with our former affiliated providers, many of whom were also customers using our ASCs and excimer lasers, and/or purchasing products from our optical products division. Physicians affiliated with us for some or all of 2002 performed 88% of the surgical procedures performed in our ASCs.

      Given the nature of the doctor services industry, particularly with respect to the physician practice management model that we used to form the structure of our relationships, some of our affiliated providers viewed favorably the prospects of terminating our services agreements and regaining the day-to-day control over their business operations. Despite their desire to terminate our relationship, many negotiations to reach agreement on divestiture terms acceptable to our lenders and us were long and difficult. As a result, our future relationships with these doctors could be strained. These strained relationships could deter a doctor from purchasing our optical products and services or using our ASCs even in situations where they own minority equity interests in the ASC.

      As part of the terms of each applicable divestiture transaction, we negotiated multi-year supply and refractive services agreements where we continue to be the primary supplier of optical products and refractive technology to our former affiliated providers. In future years as these agreements expire or otherwise terminate, or if the other parties were to successfully challenge the enforceability of the agreements, our former affiliated providers may elect to purchase or use optical products and/or refractive technology from sources other than us, thereby reducing our profitability and revenue growth. Generally, these supply agreements will expire between March 2007 and May 2009, and the product sales revenue generated from these customers in 2002 constituted less than five percent of our total product sales revenue. Our refractive services agreements will expire between April 2006 and November 2007, and the laser vision correction revenue generated from these customers in 2002 constituted eleven percent of our total surgical facilities revenue.

      Since January 1, 2002, as part of our divestiture transactions, we have sold minority interests in eight of our ASCs to former affiliated providers. Selling minority interests in these previously wholly owned ASCs reduces the percentage of the profits we are entitled to receive from these facilities. Because these minority interest sales occurred throughout 2002 and in early 2003, the profits we received from these facilities in 2002 will likely decline in 2003 unless there is an offsetting increase in surgical volume at these facilities.

      For the year ended December 31, 2002, surgical procedures performed by one of our former affiliated practices accounted for 23% of our surgical facilities revenue, and 14% of our total consolidated net revenue. We consummated our divestiture transaction with this practice in October 2002. If some or all of the physicians from this affiliated practice elect to reduce their use of our surgical facilities, we could experience reductions in our profitability and revenue growth.

        In addition, co-owning ASCs with physicians may create additional regulatory risk. See "Government Regulation - Federal Law - Anti-Kickback Statute."

      Although we have substantially completed our discontinued operations plan, we may continue to have liabilities and expenses relating to our management services business.

      Having negotiated and consummated most of our divestiture transactions, we have assigned or been released from many of the ongoing liabilities relating to the operation of our management services business, such as real property and equipment leases relating to the operations of our former affiliated practices. In some instances, however, lessors and other third parties have required us to remain liable under these agreements. In these cases, we are indemnified by our former affiliated providers against any costs and obligations that we may have to incur under these agreements. If we do incur such liability, our indemnification rights may prove worthless if our former affiliated providers cannot satisfy their liabilities to us. In addition, under the terms of our divestiture agreements, we have also agreed to share with our former affiliated providers certain potential liabilities, principally relating to any refunds that may ultimately be due and owing to third party payors for cash received by us during the period we managed our former affiliated practices. Consequently, our payment of residual liabilities and expenses relating to our management services business could limit or reduce our revenue and profitability.

      We are also still negotiating two more divestiture transactions. Although these transactions involve relatively small practices, we may incur unforeseen cost and expense relating to these transactions to the extent negotiations become long and protracted.

      Our future profitability could decrease because of existing agreements with physicians that may require us to sell them additional equity interests in our ASCs

      We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase equity interests in nine of our sixteen ASCs. Although these agreements are consistent with our joint ownership model, the sale of these equity interests will reduce the percentage of the profits we are entitled to receive from these facilities. Unless there is an offsetting increase in surgical volume at these facilities, our dilution from these equity interest sales will likely cause our profits from these facilities to decline. Although these agreements in most instances contemplate the doctors' purchase of minority interests in these facilities, doctors have the right to purchase our remaining majority interest in two of our existing ASCs. In all instances we will receive cash proceeds from these sales that we believe are fair and adequate.

      Changes in the interpretation of existing laws and regulations, or adoption of new laws or regulations, governing our business operations, including physician use and/or ownership of ambulatory surgery centers, could result in penalties to us, require us to incur significant expenditures, or force us to make changes to our business operations.

      We are subject to extensive government regulation and supervision under federal, state and local laws and regulations. Many of these laws and regulations are subject to varying interpretations, and courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and federal and state authorities could challenge some of our activities, including our co-ownership of ASCs with physicians and other investors. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend our activities against these challenges, regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences, including:

   o  loss of use of our ASCs
   o losing our eligibility to participate in Medicare or Medicaid or losing other contracting privileges
   o  in some instances, civil or criminal fines or penalties

Any of these results could impair our sources of revenue and our profitability and limit our ability to grow our business.

      For example, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs. This statute is very broad and Congress directed DHHS to develop regulatory exceptions, known as safe harbors, to the statute's referral prohibitions. While we have attempted to structure the ownership and operation of our ASCs within a safe harbor, we do not satisfy all of the requirements. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that doesn't comply with the safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

      Presently, despite the fact that we do not fit within a safe harbor, we believe that our ownership and operation of ASCs complies with the anti-kickback statute. However, existing interpretations or enforcement of the federal anti-kickback statute or other applicable federal or state laws and regulations could change. If so, violations of the anti-kickback statute or other laws may result in substantial civil and criminal penalties and exclusion from participation in Medicare, Medicaid and other federally funded programs.

      In addition, our limited liability company agreements and limited partnership agreements provide that if certain laws and regulations change, or the interpretation and/or enforcement of such laws and regulations change, we may have to purchase some or all of the minority equity interests in our ASCs owned by physicians. The regulatory changes that could trigger this repurchase include it becoming: (i) illegal for a physician to own an equity interest in one of our ASCs; (ii) illegal for physician-owners in our ASCs to refer Medicare or other patients to the facility; or (iii) substantially likely that the receipt by physician-owners of cash distributions from the limited liability company or partnership will be illegal. The cost of repurchasing these equity interests would be substantial. We may not have sufficient capital resources to fund these obligations, and it may trigger the need to procure additional equity financing. To the extent any such financing was available to us, it would likely be dilutive to our current equity holders. While we attempt to structure these purchase obligations as favorable as possible to us, the triggering of these obligations could have a significantly negative effect on our financial condition and business prospects.

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

      We have a long-term, non-exclusive supply agreement with Alcon Laboratories Inc. under which we have procured excimer lasers. We pay Alcon monthly based on the number of procedures performed on each laser, but are required to pay for a minimum number of procedures per year for each laser, regardless of whether the procedure is performed. If these minimum procedure thresholds exceed the actual number of procedures performed, these obligations will have an adverse effect on our financial condition and operating results.

      Rapid technological advances may reduce our sources of revenue and our profitability

      Adoption of new technologies that may be comparable or superior to existing technologies for surgical equipment could reduce the amount of the facility fees we receive from surgeons who use our surgical facilities, or the amount of revenue derived from our fixed-site laser agreements. Reduction of these sources of revenue could decrease our profitability. In this case, we might have to expend significant capital resources to deploy new technology and related equipment to remain competitive. Our inability to provide access to new and improving technology could deter surgeons from using our surgical facilities or equipment.

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

      The nature of our business could subject us to potential malpractice, product liability and other claims

      The provision of surgical services entails the potentially significant risk of physical injury to patients and an inherent risk of potential malpractice, product liability and other similar claims. Our insurance may not be adequate to satisfy claims or protect us and this coverage may not continue to be available at acceptable costs. A partially or completely uninsured claim against us could reduce our earnings and working capital.

      Our insurance policies are generally renewed on an annual basis. Recent insurance industry dynamics have resulted in significant premium increases for various types of insurance coverage on an industry-wide basis, including professional liability insurance. Although we believe we will be able to renew our current policies or otherwise obtain comparable professional liability coverage, we have no control over the potential costs of such renewal given the current state of the insurance industry. Further increases in professional liability and other insurance premiums will negatively affect our profitability.

      If a change in events or circumstances causes us to write-off a portion of intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

      Our assets include intangible assets primarily in the form of goodwill. At December 31, 2002, intangible assets of our continuing operations represented approximately 42% of total assets and 55% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, during our evaluation, we determine that the risk-adjusted expected cash flows from an ASC or other business is not sufficient to recover the unamortized intangible asset, we will reduce the unamortized balance to its realizable amount and incur a corresponding charge to earnings. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a portion of unamortized intangible assets due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

      Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

      Numerous federal regulations have been adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with HIPAA regulations governing patient privacy is required by April 14, 2003. We have taken substantial actions in an effort to establish our compliance with HIPAA's Privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying "business associates" with whom we need to enter into HIPAA-compliant contractual arrangements and entering into such arrangements, and various other measures. Ongoing implementation and oversight of these measures could involve significant time, effort and expense.

      Other federal regulations adopted under HIPAA require that our affiliated providers and we be capable of conducting certain standardized health care transactions, including billing and other claims transactions, by October 16, 2003. In addition, compliance with the HIPAA Security Standards regulations is required by April 21, 2005. Although difficult to predict at this time, the amount of time, effort and expense associated with becoming compliant with these HIPAA regulations could require us to divert time, attention and resources from our business operations, and/or require us to spend substantial sums that could impair our profitability.

      HIPAA violations could expose us to civil penalties of up to $25,000 per person per year for each violation or criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

      If our common stock is delisted from the Nasdaq National Market, the liquidity, visibility and price of our common stock may decrease

      Since our initial public offering, our common stock has been listed on the Nasdaq National Market (NNM). Shares of our common stock could be delisted from the NNM if we fail to satisfy the continued listing requirements of the NNM, including a minimum bid closing price of $1.00. During much of the first eight months of 2002 our common stock failed to achieve a minimum bid closing price of $1.00 for any sustained period. As a result, on July 8, 2002, we received formal notification from NNM that our common stock would be delisted for failing to comply with NNM's minimum bid price requirements. We appealed this determination and requested a hearing before a Nasdaq Listing Qualifications Panel. Following this hearing, the Panel notified us in September 2002 that we had regained compliance with Nasdaq's minimum bid price requirements. The Panel determined to continue the listing of our common stock on the NNM and informed us that our hearing file was closed.

      Since the Panel's determination to continue the listing of our common stock, we have complied with Nasdaq's minimum bid price requirements. If we fail to continue to satisfy the minimum bid price requirements, or if we fail to satisfy any other Nasdaq listing requirement, then our common stock could be delisted from the NNM. In such an event, we could apply for listing on the Nasdaq SmallCap Market or be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending on our ability to meet the specific listing requirements of these systems. If this happens, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could further decrease the price of our common stock. In addition, delisting from the NNM might negatively impact our reputation and, as a consequence, our business.

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

      Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

      During 2002, the market price of our common stock was volatile, fluctuating from a high trading price of $1.75 to a low trading price of $0.52 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs, rent and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities, as well as the volume of surgical procedures performed through our fixed-site laser agreements.

      The timing and degree of fluctuations in our operating results will depend on several factors, including:

      o     general economic conditions
      o decreases in demand for non-emergency procedures due to severe weather
      o availability or sudden loss of the services of surgeons who utilize our surgical facilities
      o availability or shortages of surgery-related products and equipment, including technologically progressive laser vision correction equipment
      o     the timing and relative size of acquisitions

      These kinds of fluctuations in quarterly operating results may make it difficult for you to assess our future results of operations and may cause a decline or volatility in our stock price.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On December 31, 2002, we had no debt outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender's published base rate plus applicable borrowing margin ranging from 0 to 1.00% or LIBOR plus a range from 1.5% to 3.00%, varying upon our ability to meet financial covenants.

      We do not use any derivative financial instruments relating to the risk associated with changes in interest rates.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements and financial statement schedules, with the report of independent public accountants, listed in Item 15 are included in this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      The information in response to this item with respect to our change in accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP is incorporated by reference from the "Executive Compensation" section of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement")

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information in response to this item is incorporated by reference from the "Proposal No. 1 -- Election of Directors," "Other Directors" and "Executive Officers" sections of the 2003 Proxy Statement.

Item 11. Executive Compensation

      The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" sections of the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

      The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the 2003 Proxy Statement.

Item 14. Controls and Procedures

      Under the supervision and with the participation of the Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer have concluded that these controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as part of this Form 10-K:

      1. The following consolidated financial statements of the Company, with the report of independent public accountants, are filed as part of this Form 10-K:

                  o     Report of Independent Public Accountants
                  o     Consolidated Balance Sheets
                  o     Consolidated Statements of Operations
                  o     Consolidated Statements of Stockholders' Equity
                  o     Consolidated Statements of Cash Flows
                  o     Notes to Consolidated Financial Statements

      2. The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

                        Schedule I - Rule 12-09 Valuation Reserves

      3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit
Number                              Exhibit
--------------    --------------------------------------------------------------

3.1+              Amended and Restated Certificate of Incorporation of the
                  Registrant
3.2++             Amended and Restated Bylaws of the Registrant
4.1+              Specimen stock certificate representing Common Stock
4.2+              Registrant's Rights Agreement
10.1++            Registrant's Amended and Restated Stock Incentive Plan
10.2+             Registrant's Amended and Restated 1999 Stock Purchase Plan
10.3+             Indemnification Agreement
10.4+             Registration Rights Agreement
10.5+             Subordinated Registration Rights Agreement
10.15+            Registrant's 401(k) Plan
10.23+++*         Alcon Laboratories, Inc. Agreement
10.24++++         Employment Agreement dated August 17, 2001 with Stephen J.
                  Winjum
10.25++++         Employment Agreement dated August 17, 2001 with E. Michele
                  Vickery
10.27+++++        Employment Agreement dated October 16, 2001 with Scott T.
                  Macomber
10.28+++++*       Second Amended and Restated Credit Agreement dated as of
                  October 23, 2001
10.29++++++       First Amendment to Second Amended and Restated Credit
                  Agreement dated February 5, 2002
10.30+++++++      Consent and Second Amendment to Second Amended and Restated
                  Credit Agreement dated June 13, 2002
10.31             Registrant's 2000 Employee Stock Incentive Plan
10.32             Registrant's 2001 Employee Stock Incentive Plan
21                Subsidiaries of the Registrant Consent of
                  PricewaterhouseCoopers LLP
99                Certification of CEO and CFO pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

----------

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

+++++ Incorporated by reference to the corresponding Exhibit on the Registrant's Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

++++++ Incorporated by reference to the corresponding Exhibit on the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 14, 2002.

+++++++ Incorporated by reference to the corresponding Exhibit on the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

* Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

(b)   Reports on Form 8-K:

      We did not file any reports on Form 8-K during the fourth quarter of 2002.

                        Report of Independent Accountants

To the Board Directors and Shareholders
of NovaMed Eyecare, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NovaMed Eyecare, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 2 to the financial statements, on January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 changed the manner in which the Company accounts for goodwill and other intangible assets and SFAS 144 changed the manner in which the Company reports impairment of long-lived assets, including discontinued operations.

PricewaterhouseCoopers LLP

Chicago, Illinois
April 8, 2003

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                                 December 31,  December 31,
                                                                                    2002          2001
                                                                                  --------      --------
                                         ASSETS

Current assets:
       Cash and cash equivalents, including $143 of restricted cash in 2002 ...    $  1,957     $    967
       Accounts receivable, net of allowances of $6,033 and
             $8,010, respectively .............................................       7,060        8,243
       Notes and amounts due from affiliated providers ........................       1,280        1,471
       Notes receivable from related parties ..................................       1,289           70
       Inventory ..............................................................       1,020          982
       Current deferred tax assets, net and tax receivables ...................       2,940        5,921
       Other current assets ...................................................       1,175        1,039
       Current assets of discontinued operations ..............................       2,575       14,828
                                                                                   --------     --------
             Total current assets .............................................      19,296       33,521
Property and equipment, net ...................................................       7,008        7,659
Intangible assets, net ........................................................      26,756       24,970
Noncurrent deferred tax assets, net ...........................................       7,861       11,285
Other assets, net .............................................................       1,406          564
Noncurrent assets of discontinued operations, net .............................       1,801       14,253
                                                                                   --------     --------
             Total assets .....................................................    $ 64,128     $ 92,252
                                                                                   ========     ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable .......................................................    $  3,654     $  2,998
       Accrued expenses .......................................................       3,696        2,579
       Restructuring reserves .................................................         784        4,309
       Current maturities of long-term debt ...................................          92          404
       Current liabilities of discontinued operations .........................       3,844       10,533
                                                                                   --------     --------
             Total current liabilities ........................................      12,070       20,823
                                                                                   --------     --------
Long-term debt, net of current maturities .....................................          11       20,708
                                                                                   --------     --------
Minority interest .............................................................       3,399          142
                                                                                   --------     --------
Commitments and contingencies
Stockholders' equity:
       SeriesE Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at
             December 31, 2002 and 2001, respectively .........................          --           --
       Common stock, $0.01 par value, 81,761,465 shares
             authorized, 24,905,507 and 24,835,108 shares issued
             at December 31, 2002 and 2001, respectively ......................         249          248
       Additional paid-in-capital .............................................      77,753       77,673
       Accumulated deficit ....................................................     (27,132)     (27,342)
       Treasury stock, at cost, 2,473,640 shares at December 31, 2002 .........      (2,222)          --
                                                                                   --------     --------
             Total stockholders' equity .......................................      48,648       50,579
                                                                                   --------     --------
             Total liabilities and stockholders' equity .......................    $ 64,128     $ 92,252
                                                                                   ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

                                                                         Years Ended December 31,
                                                                    ----------------------------------
                                                                      2002         2001         2000
                                                                    --------     --------     --------
Net revenue:
         Surgical facilities ...................................    $ 33,665     $ 33,786     $ 37,872
         Product sales and other ...............................      20,108       19,654       13,115
                                                                    --------     --------     --------
            Total net revenue ..................................      53,773       53,440       50,987
                                                                    --------     --------     --------
Operating expenses:
         Salaries, wages and benefits ..........................      20,158       21,359       18,112
         Cost of sales and medical supplies ....................      14,146       13,905       13,825
         Selling, general and administrative ...................      11,515       11,856       10,641
         Depreciation and amortization .........................       2,461        4,390        3,807
         Restructuring charges .................................      (1,005)      10,912           --
         Other charges .........................................          --        1,710           --
         Goodwill impairment charge ............................       1,336           --           --
                                                                    --------     --------     --------
            Total operating expenses ...........................      48,611       64,132       46,385
                                                                    --------     --------     --------

           Income (loss) from continuing operations ............       5,162      (10,692)       4,602
                                                                    --------     --------     --------
Other (income) expense:
         Interest expense ......................................         414          965          973
         Interest income .......................................        (157)         (58)        (119)
         Minority interests in earnings of consolidated entities         906           28           --
         Gain on sale of minority interests ....................      (1,584)          --           --
         Other .................................................        (513)          57           37
                                                                    --------     --------     --------
              Total other (income) expense .....................        (934)         992          891
                                                                    --------     --------     --------
Income (loss) from continuing operations before income taxes ...       6,096      (11,684)       3,711
Income tax provision (benefit) .................................       2,439       (4,591)       1,455
                                                                    --------     --------     --------

Net income (loss) from continuing operations ...................       3,657       (7,093)       2,256
Net income from discontinued operations, net of tax ............         206        1,709        3,088
Net loss on disposal of discontinued operations, net of tax ....      (1,850)     (27,213)          --
Cumulative effect of change in accounting principle, net of tax       (1,803)          --           --
                                                                    --------     --------     --------
Net income (loss) ..............................................    $    210     $(32,597)    $  5,344
                                                                    ========     ========     ========

Net earnings (loss) per common share from continuing operations:
          Basic ................................................    $   0.15     $  (0.29)    $   0.09
                                                                    ========     ========     ========
          Diluted ..............................................    $   0.15     $  (0.29)    $   0.09
                                                                    ========     ========     ========
Net earnings (loss) per common share:

          Basic ................................................    $   0.01     $  (1.32)    $   0.22
                                                                    ========     ========     ========
          Diluted ..............................................    $   0.01     $  (1.32)    $   0.21
                                                                    ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        (Dollars and shares in thousands)

                                                       Common Stock                                Treasury Stock
                                                      --------------                              -----------------
                                                                                     Retained
                                                                       Additional    Earnings                             Total
                                                                Par     Paid-In    (Accumulated)                       Stockholders'
                                                      Shares   Value    Capital      (Deficit)    Shares     At Cost      Equity
                                                      ------    ----    -------      --------     ------     -------     --------
Balance, December 31, 1999 .......................    24,159    $242    $74,628      $     89         --     $    --     $ 74,781

Issuance of stock in conjunction with affiliations
   and acquisitions ..............................        88       1        596            --         --          --          597
Stock options exercised/sold .....................       371       4      1,876            --         --          --        1,880
Shares issued - employee stock purchase plan .....        61      --        262            --         --          --          262
Net income .......................................        --      --         --         5,344         --          --        5,344
                                                      ------    ----    -------      --------     ------     -------     --------

Balance, December 31, 2000 .......................    24,679     247     77,362         5,255         --          --       82,864

Stock options exercised/sold .....................        79       1        193            --         --          --          194
Shares issued - employee stock purchase plan .....        77      --        118            --         --          --          118
Net loss .........................................        --      --         --       (32,597)        --          --      (32,597)
                                                      ------    ----    -------      --------     ------     -------     --------

Balance, December 31, 2001 .......................    24,835     248     77,673       (27,342)        --          --       50,579

Shares received as consideration in divestiture
   transactions ..................................        --      --         --            --     (2,473)     (2,222)      (2,222)
Stock options granted ............................        --      --         36            --         --          --           36
Shares issued - employee stock purchase plan .....        70       1         44            --         --          --           45
Net income .......................................        --      --         --           210         --          --          210
                                                      ------    ----    -------      --------     ------     -------     --------

Balance, December 31, 2002 .......................    24,905    $249    $77,753      $(27,132)    (2,473)    $(2,222)    $ 48,648
                                                      ======    ====    =======      ========     ======     =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                             Years Ended December 31,
                                                                        ----------------------------------
                                                                          2002         2001         2000
                                                                        --------     --------     --------
Cash flows from operating activities:
    Net income (loss) from continuing operations ...................    $  3,657     $ (7,093)    $  2,256
    Adjustments to reconcile net income (loss) to net cash
     provided by continuing operations, net of effects of
     purchase transactions:
        Depreciation and amortization ..............................       2,461        4,390        3,807
        Restructuring and other charges ............................      (1,005)      12,622           --
        Impairment charge ..........................................       1,336           --           --
        Gain on sale of minority interests .........................      (1,584)          --           --
        Deferred taxes .............................................       2,439       (5,357)         566
        Minority interests .........................................         906           28           --
        Distributions to minority partners .........................        (109)          --           --
        Changes in operating assets and liabilities--
             Accounts receivable ...................................       1,702        2,661       (2,761)
             Inventory .............................................          33          729          166
             Other current assets ..................................       1,445           75          549
             Other noncurrent assets ...............................         (41)        (561)        (108)
             Accounts payable, accrued expenses and
              income taxes payable .................................       1,167       (2,528)       1,008
                                                                        --------     --------     --------
                 Net cash provided by continuing operations ........      12,407        4,966        5,483
                                                                        --------     --------     --------

Cash flows from investing activities:
    Purchases of property and equipment ............................      (1,844)      (1,300)      (6,495)
    Acquisitions of and affiliations with entities, net ............      (6,151)      (1,360)      (9,019)
    Proceeds from sale of minority interests .......................       2,797           --           --
    Issuance of notes receivable to affiliated providers ...........          --          (37)      (2,876)
                                                                        --------     --------     --------
                 Net cash used in investing activities .............      (5,198)      (2,697)     (18,390)
                                                                        --------     --------     --------

Cash flows from financing activities:
    Borrowings under revolving credit agreement ....................      33,085       42,515       83,534
    Payments under revolving credit agreement ......................     (53,780)     (48,213)     (60,550)
    Proceeds from the issuance of stock, net of issuance costs .....          44          236          972
    Other long-term debt and capital lease obligations .............        (465)        (255)        (740)
                                                                        --------     --------     --------
                 Net cash provided by (used in) financing activities     (21,116)      (5,717)      23,216
                                                                        --------     --------     --------

Cash flows from discontinued operations:
    Operating activities ...........................................       2,164        4,722        3,509
    Investing activities ...........................................      12,766       (1,060)     (14,861)
    Financing activities ...........................................         (33)         (32)          --
                                                                        --------     --------     --------
                 Net cash provided by (used in) discontinued
                 operations ........................................      14,897        3,630      (11,352)
                                                                        --------     --------     --------

Net increase (decrease) in cash and cash equivalents ...............         990          182       (1,043)
Cash and cash equivalents, beginning of year .......................         967          785        1,828
                                                                        --------     --------     --------
Cash and cash equivalents, end of year .............................    $  1,957     $    967     $    785
                                                                        ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL INFORMATION

Description of the Business

      NovaMed Eyecare, Inc. (NovaMed) along with its subsidiaries (collectively, the Company), is an owner and operator of ambulatory surgery centers (ASCs). The Company's primary focus and strategy is to acquire, develop and operate ambulatory surgery centers in joint ownership with physicians throughout the United States. The Company owns and operates sixteen ASCs. Currently, all of the Company's ASCs are single-specialty ophthalmic surgical facilities where eye care professionals perform surgical procedures - primarily cataract and refractive surgery (laser vision correction or LVC). Most of the Company's ASCs are also practice-based facilities - meaning that they are located adjacent to or near a physician practice. The Company owns a majority interest in eleven of its ASCs, with physicians owning the remaining equity interests. The Company currently owns all of the equity interests in its other five ASCs; however, in the future it may either elect, or be required pursuant to existing agreements, to sell to physicians a minority interest in these facilities. The Company also has fixed-site laser agreements pursuant to which it provides excimer lasers and other services to eye care professionals.

      In addition, the Company owns and operates an optical products and services organization that sells: corrective lenses and eyeglasses produced by its two wholesale optical laboratories; eyeglass frames and contact lenses purchased from manufacturers by its optical products purchasing organization; and marketing products and services. The wholesale optical laboratories are located in Chicago, Illinois and Indianola, Iowa and the optical products purchasing organization is based in Roseville, Illinois. The marketing products and services company operates from Houston, Texas.

      In addition to its surgical facilities and optical products businesses, the Company also continues to provide management services to four eye care practices pursuant to long-term service agreements. These practices are located in the Midwest and Southeastern United States. Under these service agreements, the Company provides business, information technology, administrative and financial services to its affiliated providers in exchange for a management fee. Two of these practices are reported as discontinued operations as discussed in
Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

      The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of NovaMed and all of its wholly owned and majority-owned subsidiaries. Subsidiaries are consolidated when the Company has operational control. All significant intercompany transactions have been eliminated. Prior year amounts have been reclassified to conform to current year discontinued operations presentation.

Cash and Cash Equivalents

      Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to one of its limited liability company agreements the Company is required to maintain a balance equal to at least one month's operating expenses in the entity's bank account. At December 31, 2002, $143,000 of cash was so restricted.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Inventory

      Inventory consists primarily of optical products such as eyeglass frames, optical lenses, contact lenses as well as surgical supplies used in connection with the operation of the Company's surgical facilities. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out
(FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

      Year ended December 31,        2002              2001
                                  ----------        ----------
      Optical products            $      717        $      622
      Surgical supplies                  238               263
      Other                               65                97
                                  ----------        ----------
        Total inventory           $    1,020        $      982
                                  ==========        ==========

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

Intangible Assets

      The Company's acquisitions and affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values, with the remainder of the purchase price allocated to intangibles. Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual impairment testing in relation to their fair value. Upon the initial adoption of SFAS 142, the Company recognized an impairment charge of $1.8 million, net of tax, as a change in accounting method. An additional impairment charge was recognized as a result of the required testing in the fourth quarter of 2002 as discussed in Note 7.

Impairment of Long-Lived Assets

      The Company reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances are present which may indicate impairment is probable, the Company will prepare a projection of the undiscounted cash flows of the specific business entity and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). This pronouncement establishes a single accounting model of the impairment of disposal of long-lived assets, including discontinued operations. Although SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the accounting treatment related to the Company's decision in September 2001 to discontinue its management services segment under APB Opinion 30 is not impacted. During 2002 the Company sold additional operations not contemplated in its divestiture 2001 plan. The sales of these businesses have been accounted for under SFAS 144. All prior periods have been revised to reflect the requirements of SFAS 144.

Income Taxes

      The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

      The carrying value of all financial instruments such as accounts receivable, notes and amounts due from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of its notes receivable from related parties, line of credit and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

Revenue Recognition

      Surgical Facilities

      Revenue in the Company's surgical facilities is based on fees charged to patients, third-party payors or others for use of the facilities and relate primarily to cataract, laser vision correction and other surgery procedures and is recorded at the time of the patient's procedure. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor's facility. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts.

      Product Sales and Other

      The Company's optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. Revenue generated from affiliated ophthalmologists and optometrists with whom the Company has a management services agreement is eliminated in consolidation. Previously, the Company recognized the full amount of optical product sales as revenue and the related product cost as cost of sales. The Company believes the current policy is better aligned with the provisions of Staff Accounting Bulletin 101. The impact of this revision on the consolidated statement of operations was to reduce product sales revenue and cost of sales by $17.5 million and $12.4 million, respectively, for the years ended 2001 and 2000. There was no impact to consolidated net income.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

      The Company's wholesale optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for discounts. In May 2000, the Company acquired a producer of sales and marketing products and services; revenue is recognized when the product is shipped or service rendered.

      The Company owns the net operating assets and has long-term service agreements (SAs) with an ophthalmology practice and an optometric practice with a retail optical store. The Company provides services, facilities and equipment under these SAs. The SAs have 25 to 40-year terms and require the Company to provide all of the business, administrative and financial services necessary to operate the practices and the retail optical store. The Company recognizes the revenue of the SAs based on services performed and retail sales adjusted for contractual arrangements.

Cost of Sales and Medical Supplies

      Cost of sales and medical supplies includes the cost of optical products such as eyeglass frames, optical lenses, contact lenses and surgical supplies, direct labor costs incurred in the preparation of optical lenses, and the per procedure fees related to operating the equipment used in LVC procedures.

Stock Compensation

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. See Note 15 for additional information regarding stock option plans.

                                                                      2002           2001           2000
                                                                   ----------     ----------     ----------
      Net income (loss)-- as reported .........................    $      210     $  (32,597)    $    5,344
      Deduct : Total stock-based employee compensation expense,
      net of related tax effects ..............................        (1,461)        (1,633)        (1,696)
                                                                   ----------     ----------     ----------
      Pro forma net income ....................................    $   (1,251)    $  (34,230)    $    3,648
                                                                   ==========     ==========     ==========
      Earnings (loss) per share:
            Basic - as reported ...............................    $     0.01     $    (1.32)    $     0.22
                                                                   ==========     ==========     ==========
            Basic - pro forma .................................    $    (0.05)    $    (1.38)    $     0.15
                                                                   ==========     ==========     ==========

            Diluted - as reported .............................    $     0.01     $    (1.32)    $     0.21
                                                                   ==========     ==========     ==========
            Diluted - pro forma ...............................    $    (0.05)    $    (1.38)    $     0.14
                                                                   ==========     ==========     ==========

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

         The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                      2002           2001           2000
                                                                   ----------     ----------     ----------
      Expected option life in years ...........................             4              4              4
      Risk-free interest rate .................................          4.30%          4.36%          5.93%
      Dividend yield ..........................................            --             --             --
      Expected volatility .....................................          .940           1.00           .950

Concentration of Credit Risk

      For the years ended December 31, 2002, 2001 and 2000, approximately 34%, 30% and 27%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

3. DISCONTINUED OPERATIONS

      Effective January 1, 2002 the Company adopted SFAS 144 under which it will report as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. The Company has sold two ambulatory surgery centers and three optical dispensary businesses during 2002 and made the decision to sell its remaining optical dispensaries, all of which are reported as discontinued operations. As required by SFAS 144, prior period financial statements have been revised to reflect these operations as discontinued. Previously reported net income and stockholders' equity remains unchanged as a result of the revision.

      During 2001, the Company implemented a Plan of Discontinued Operations and Restructuring (the "Plan"). The Plan involved the divestiture of the management services segment or physician practice management ("PPM") business. The results of these discontinued operations are accounted for under Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued at the date the plan was adopted in 2001. A charge of $27.2 million was reported net of tax in the Company's third quarter 2001 financial statements. As of December 31, 2002, the Company had completed fourteen planned divestiture transactions. During the fourth quarter of 2002, the decision was made to retain management services agreements with one physician practice and one optometric practice that had been included in the Plan. The reserve established related to these operations of $1.4 million was reversed in the Company's 2002 results, and the 2001 Statement of Operations was revised to report the fourth quarter 2001 results as continuing operations. The structure of several divestiture transactions completed during 2002 varied from the Company's original Plan. As a result, the deferred tax asset established from the original estimated net loss on disposal of discontinued operations was reduced by $2.7 million.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

      As of December 31, 2002, from the sale of the PPM business, two ASCs and three optical dispensaries, all of which have been treated as discontinued operations, the Company has received proceeds of $17.7 million, consisting of $15.3 million in cash and $2.4 million in promissory notes with multi-year terms. The Company also received as consideration 1.7 million shares of its common stock.

The operating results of all discontinued operations are summarized as follows:

                                                                     Year ended December 31,
                                                                ---------------------------------
                                                                  2002         2001        2000
                                                                --------     --------     -------

Net revenue                                                     $ 34,924     $ 69,429     $72,242
Operating expenses                                                35,438       65,920      66,276
Interest and other expense, net                                       94          890         887
                                                                --------     --------     -------
Income (loss) from operations before income taxes                   (608)       2,619       5,079
Income tax provision (benefit)                                      (244)       1,093       1,991
                                                                --------     --------     -------
Net income (loss) from operations                                   (364)       1,526       3,088
Net income (loss) charged (credited) to reserves                    (570)        (183)         --
                                                                --------     --------     -------
Net income per statement of operations                          $    206     $  1,709     $ 3,088
                                                                ========     ========     =======

Gain (loss) on disposal                                         $  1,369     $(40,491)    $    --
Income tax expense (benefit)                                       3,219      (13,278)         --
                                                                --------     --------     -------
Net gain (loss) on disposal of discontinued operations          $ (1,850)    $(27,213)    $    --
                                                                ========     ========     =======


The balance sheet components of discontinued operations are summarized as follows:

                                                     December 31,   December 31,
                                                         2002           2001
                                                     ------------   ------------

Accounts and notes receivable                         $    2,190     $   12,762
Inventories                                                  242          1,383
Other current assets                                         143            683
                                                      ----------     ----------
Current assets of discontinued operations             $    2,575     $   14,828
                                                      ==========     ==========

Net property and equipment                            $      756     $    5,449
Long-term note receivable                                     --            184
Intangible assets                                          1,045          8,620
                                                      ----------     ----------
Noncurrent assets of discontinued operations          $    1,801     $   14,253
                                                      ==========     ==========

Accounts payable                                      $      216     $      983
Accrued expenses                                             356          2,240
Notes payable and capitalized lease obligations                1             79
Discontinued operations reserves                           3,271          7,231
                                                      ----------     ----------
Current liabilities of discontinued operations        $    3,844     $   10,533
                                                      ==========     ==========

      Net interest expense allocated to discontinued operations was $125,000, $964,000 and $933,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest allocated to discontinued operations accounted for under APB 30 was based on the proportion of net assets of discontinued operations to consolidated net

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES
assets plus consolidated debt as prescribed by Emerging Issues Task Force 87-24 -- Allocation of Interest to Discontinued Operations.

      Included in the balance sheet line "Discontinued operations reserves" at December 31, 2002 are APB 30 reserves of $1.1 million for estimated operating losses to be incurred through the date of sale and $2.2 million for costs to exit the PPM business.

4. EARNINGS (LOSS) PER COMMON SHARE (EPS)

      Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding options is calculated using the treasury stock method. The 2001 average share calculation excludes 377,000 potential common shares from stock options, as their effect would be anti-dilutive.

Earnings (loss) per common share is calculated as follows (amounts in thousands, except per share data):

                                                                     Year Ended December 31,
                                                             ----------------------------------------
                                                                2002           2001           2000
                                                             ----------     ----------     ----------
Net income (loss) from continuing operations ............    $    3,657     $   (7,093)    $    2,256
Net income (loss) from discontinued operations ..........        (1,644)       (25,504)         3,088
Cumulative effect of change in accounting principle .....        (1,803)            --             --
                                                             ----------     ----------     ----------
Net income (loss) .......................................    $      210     $  (32,597)    $    5,344
                                                             ==========     ==========     ==========

Basic weighted average number of common shares
      outstanding .......................................        23,841         24,784         24,495
Effect of dilutive securities--stock options ............           137             --          1,544
                                                             ----------     ----------     ----------
Diluted weighted average number of shares outstanding ...        23,978         24,784         26,039
                                                             ==========     ==========     ==========

Basic earnings (loss) per common share:
     Continuing operations ..............................    $     0.15     $    (0.29)    $     0.09
     Discontinued operations ............................         (0.07)         (1.03)          0.13
     Cumulative effect of change in accounting principle          (0.07)            --             --
                                                             ----------     ----------     ----------
Basic earnings (loss) per share .........................    $     0.01     $    (1.32)    $     0.22
                                                             ==========     ==========     ==========

Diluted earnings (loss) per common share:
     Continuing operations ..............................    $     0.15     $    (0.29)    $     0.09
     Discontinued operations ............................         (0.07)         (1.03)          0.12
     Cumulative effect of change in accounting principle          (0.07)            --             --
                                                             ----------     ----------     ----------
Diluted earnings (loss) per share .......................    $     0.01     $    (1.32)    $     0.21
                                                             ==========     ==========     ==========

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS

      The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

The following represents the significant acquisitions occurring in 2002, 2001 and 2000:

    Acquisition                  Location          Effective Date      Purchase Price
    -----------                  --------          --------------      --------------
2002
ASC (51%)                    Colorado Springs, CO  June 2002           $1.4 million
ASC (60%)                    Tyler, TX             September 2002      $4.7 million

2001
ASC (60%)                    Thibodaux, LA         November 2001       $1.4 million

2000
Marketing Products Company   Houston, TX           May 2000            $4.7 million
ASC                          Atlanta, GA           September 2000      $1.5 million
ASC and LVC                  Columbus, GA          October 2000        $0.7 million
Practice                     Chattanooga, TN       November 2000       $1.5 million
                             and Atlanta, GA

      Goodwill recorded upon acquisition of the above was $5.8 million, $1.3 million, and $7.3 million in 2002, 2001 and 2000 respectively. The goodwill created is not amortized in accordance with SFAS 142.

      The following unaudited pro forma results of operations for the years ended December 31, 2002, 2001 and 2000 assume that the business acquisitions subsequent to January 1, 2000 described above occurred at the beginning of the year preceding the year of acquisition. The unaudited pro forma results from continuing operations below are based on historical results of operations, include adjustments for depreciation, amortization and taxes and do not necessarily reflect actual results that would have occurred (in thousands, except per share amounts):

                                                                     Year ended December 31,
                                                             ----------------------------------------
                                                                2002           2001              2000
                                                             ----------     ----------     ----------
Pro forma net revenue ...................................    $   57,091     $   54,199     $   60,178
Pro forma  continuing net income (loss) .................         4,120         (6,997)         3,086
Pro forma  continuing earnings (loss) per
  common share:
    Basic ...............................................          0.17          (0.28)          0.13
    Diluted .............................................          0.17          (0.28)          0.12

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

      In addition to its divestiture transactions during 2002, the Company also sold minority equity interests in five of its existing ASCs to various physician-owners of the divested practices. In return, the Company received in the aggregate approximately $2.7 million in cash proceeds and 725,000 shares of its common stock.

Location                           Interest % sold        Effective Date
--------                           ---------------        --------------
River Forest, IL                         20%              June 2002
River Forest, IL                         5%               July 2002
Overland Park, KS                        49%              October 2002
Kansas City, MO                          20%              October 2002
Merrillville, IN                         49%              December 2002
St. Joseph, MO                           20%              December 2002

All of these entities are consolidated into the financial statements of the Company and the minority shareholder interests in the earnings and assets of those ASCs are reflected in the minority interest line of the consolidated financial statements.

6. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following as of December 31, 2002 and 2001 (in thousands):

                                                                       2002         2001
                                                                    ---------     ---------
            Equipment ..........................................    $  12,380     $  11,288
            Computer software ..................................          456           803
            Furniture and fixtures .............................          716           779
            Leasehold improvements .............................        1,606         1,374
                                                                    ---------     ---------
                                                                       15,158        14,244
            Less--Accumulated depreciation and amortization ....       (8,150)       (6,585)
                                                                    ---------     ---------
                                                                    $   7,008     $   7,659
                                                                    =========     =========

      Depreciation and amortization expense for property and equipment in 2002, 2001 and 2000 was approximately $2.5 million, $3.4 million and $2.9 million, respectively. In 2001, the Company recorded an impairment charge of $2.6 million to write-down computer equipment and software related to the restructuring of its information technology function.

7. GOODWILL AND OTHER INTANGIBLE ASSETS -- CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      Effective January 1, 2002 the Company adopted SFAS No. 142. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, the carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. Impairment losses identified at the initial adoption of FAS 142 are reported as a change in accounting principle. Subsequent impairment losses are reported in income from continuing operations.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

      The Company evaluated its goodwill as of January 1, 2002 and determined that the goodwill associated with one of its ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which has shown a downturn in demand. This downturn has negatively impacted the prospects for this business. The evaluation indicated an impairment of approximately $1.8 million, after tax, and this write-off is presented as a change in accounting principle in these financial statements. During the fourth quarter of 2002, it was determined that the same ancillary business required an additional pre-tax impairment charge of $1.3 million which resulted in the write-down of the remaining goodwill for this business.

Goodwill balances by reportable segment are summarized in the table below:

                                        Surgical     Product
                                       Facilities     Sales      Other       Total
                                       ----------     -----      -----       -----
Balance January 1, 2001                 $ 14,744     $ 9,899     $ 980     $ 25,623
Acquisition of ASCs                        1,251          --        --        1,251
Goodwill written-off-- restructuring        (866)         --        --         (866)
Amortization                                (665)       (334)      (39)      (1,038)
                                        --------     -------     -----     --------
Balance December 31, 2001                 14,464       9,565       941       24,970
Acquisition of ASCs                        5,876          --        --        5,876
Impairment losses                             --      (4,090)       --       (4,090)
                                        --------     -------     -----     --------
Balance December 31, 2002               $ 20,340     $ 5,475     $ 941     $ 26,756
                                        ========     =======     =====     ========

The following tables summarize the results of continuing operations and earnings per share had FAS 142 been adopted as if January 1, 2000:

                                                                ------------------------------------
                                                                       Year ended December 31,
                                                                ------------------------------------
                                                                   2002         2001          2000
                                                                ---------    ---------     ---------
Reported net income (loss) from continuing operations ......    $   3,657    $  (7,093)    $   2,256
Add back: Goodwill amortization ............................           --        1,038           906
Less: Related tax effect ...................................           --         (408)         (355)
                                                                ---------    ---------     ---------
Adjusted net income (loss) from continuing operations ......    $   3,657    $  (6,463)    $   2,807
                                                                =========    =========     =========

Basic Earnings Per Share
Reported net income (loss) from continuing operations ......    $    0.15    $   (0.29)    $    0.09
Goodwill amortization, net of tax ..........................           --         0.03          0.02
                                                                ---------    ---------     ---------
Adjusted net income (loss) from continuing operations ......    $    0.15    $   (0.26)    $    0.11
                                                                =========    =========     =========
Diluted Earnings Per Share
Reported net income (loss) from continuing operations ......    $    0.15    $   (0.29)    $    0.09
Goodwill amortization, net of tax ..........................           --         0.03          0.02
                                                                ---------    ---------     ---------
Adjusted net income (loss) from continuing operations ......    $    0.15    $   (0.26)    $    0.11
                                                                =========    =========     =========

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

8. ACCRUED EXPENSES

      Accrued expenses consist of the following as of December 31, 2002 and 2001 (in thousands):

                                                                          2002         2001
                                                                       ---------    ---------
            Accrued payroll and related benefits ..................    $     883    $   1,231
            Accrued incentive compensation ........................          922           86
            Accrued business taxes ................................          413          219
            Accrued professional fees, deferred revenue and other .        1,478        1,043
                                                                       ---------    ---------
                                                                       $   3,696    $   2,579
                                                                       =========    =========

9. RESTRUCTURING AND OTHER CHARGES

      The Plan contemplated the Company pursuing and/or negotiating the following -- (a) closure of certain facilities due to under-performing results including one ASC, seven LVC centers and one fixed laser site; (b) termination of an acquisition contract; and (c) reorganization and downsizing of the Company's information technology function to conform to the needs of continuing operations and the pursuit of the Company's discontinued operations plan.

The Company recorded the following restructuring charges during 2002:

                                 Reserve at                      Reversal of       Reserve at
                                December 31,      Charges          Excess         December 31,
                                    2001          Utilized        Reserves            2002
                                ------------     ----------      -----------      ------------
Facility closures --
     Asset impairments          $        191     $      (53)     $      (83)      $        55
     Lease commitments                 1,717           (677)           (601)              439
Contract termination                   1,836         (1,702)           (134)               --
Reorganization of IT--
     Asset impairments                    12             --             (12)               --
     Lease commitments                   456            (52)           (250)              154
Other                                     97            (36)             75               136
                                ------------     ----------      ----------       -----------
     Restructuring charges      $      4,309     $   (2,520)     $   (1,005)      $       784
                                ============     ==========      ==========       ===========

     The Company monitored its restructuring plan during 2002. During the fourth quarter, the Company determined that it had excess reserves of $1.0 million. The excess reserves were primarily due to better than expected results resolving outstanding lease obligations and the decision to retain one ASC slated for closure as a result of the identification of an unanticipated source of surgical patients. The reversal of the excess reserve is reported in the results of continuing operations.

     The Company had entered into an agreement to purchase an ASC for $9.3 million upon the resolution of certain contingencies or pay a termination fee. Effective January 1, 2002 the Company terminated its contract to purchase this ASC. The termination fee is included in the restructuring charges. Through December 31, 2002, the Company has closed eight LVC centers and one fixed laser site.

     During the third quarter of 2001, the Company recorded other charges of $1.7 million. Included in these charges were professional fees incurred in development of the Plan of $0.5 million and severance and other employee costs incurred prior to approval of the Plan of $1.2 million.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

10. INCOME TAXES

      The income tax provision (benefit) from continuing operations consists of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                       2002           2001           2000
                                                                   ----------     ----------     ----------
      Current
           Federal ............................................    $       --           (972)         1,055
           State ..............................................            --           (129)           161
                                                                   ----------     ----------     ----------
                                                                           --         (1,101)         1,216
                                                                   ----------     ----------     ----------
      Deferred
           Federal ............................................         2,134         (3,083)           228
           State ..............................................           305           (407)            11
                                                                   ----------     ----------     ----------
                                                                        2.439         (3,490)           239
                                                                   ----------     ----------     ----------
                                                                   $    2,439     $   (4,591)    $    1,455
                                                                   ==========     ==========     ==========

      A reconciliation of income tax expense for financial reporting purposes and the amount calculated using the U.S. statutory rate of 34% are presented as follows:

                                                                       2002           2001           2000
                                                                   ----------     ----------     ----------
      Tax expense at U.S. statutory rate ......................          34.0%          34.0%          34.0%
      Intangible asset amortization ...........................            --           (1.5)           5.0
      State taxes, net ........................................           4.8            4.5            4.7
      Other ...................................................           1.2            2.3           (4.5)
                                                                   ----------     ----------     ----------
        Provision for income taxes ............................          40.0%          39.3%          39.2%
                                                                   ==========     ==========     ==========

      Deferred tax assets (liabilities) are comprised of the following at December 31, 2002 and 2001 (in thousands):

                                                            2002         2001
                                                          --------     --------

      Current deferred tax assets (liabilities)
           Discontinued operations and restructuring ...  $  2,793     $  3,569
           Receivable and inventory reserves ...........       216          123
           Net operating loss carryback claim ..........       204           --
           Compensation expense ........................       159          274
           Prepaid expense .............................      (463)        (543)
           Other .......................................        31           88
                                                          --------     --------
                                                             2,940        3,511
                                                          --------     --------
      Long-term deferred tax assets (liabilities)
           Discontinued operations and restructuring ...     3,895       16,416
           Depreciation and amortization ...............    (1,592)      (2,110)
           Goodwill impairment charges .................     1,527           --
           Net operating loss carryforward .............     6,577           --
           Compensation expense related to stock options       357          422
           Discount on conversion of notes .............       299          331
           Other .......................................       123           80
                                                          --------     --------
                                                            11,186       15,139
           Valuation allowance .........................    (3,325)      (3,854)
                                                          --------     --------
                                                             7,861       11,285
                                                          --------     --------
                                                          $ 10,801     $ 14,796
                                                          ========     ========

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

      The Company has recorded a valuation allowance on the anticipated portion of the losses on the sale of discontinued operations expected to be generated which may be capital in nature, and on a portion of the stock options not expected to be exercised. The tax attributes of several divestiture transactions completed during 2002 differed from original assumptions. The net loss on disposal of discontinued operations for the year ended December 31, 2002 includes a $2.7 million charge to reduce the carrying value of deferred tax assets established upon adoption of the Plan in 2001.

      The Company received $1.7 million in net tax refunds during 2002 and paid $1.7 million and $2.1 million for income taxes in 2001 and 2000, respectively. The Company carried back its 2001 net operating loss and has recorded a $204,000 tax receivable as of December 31, 2002.

      The Company had recorded current tax receivables of $2.4 million at December 31, 2001. This receivable was comprised of $1.5 million for the refund of 2001 estimated tax payments and $900,000 for estimated net operating losses generated in 2001 to be carried back to prior year tax returns. The actual tax net operating loss generated in 2001 was approximately $600,000 and was carried back to 1998.

11. LONG-TERM DEBT

      Long-term debt consists of the following as of December 31, 2002 and 2001 (in thousands):

                                                            2002         2001
                                                          --------     --------

      Revolving credit facility ........................  $     --     $ 20,695
      Other ............................................       103          417
                                                          --------     --------
                                                               103       21,112
      Less--Current maturities of long-term debt .......       (92)        (404)
                                                          --------     --------
                                                          $     11     $ 20,708
                                                          ========     ========

Revolving Credit Facility

      At December 31, 2002, the Company had no outstanding borrowings under its revolving credit facility.

      The Company amended its revolving credit facility on June 13, 2002. The primary purpose of this amendment was to obtain the consent of the Company's lenders to its sale of optical dispensary assets and one of its ambulatory surgery centers and to increase its ability to sell minority interests in its existing ambulatory surgery centers. The amendment included a reduction of the maximum commitment available under the facility from $40 million to $35 million on June 13, 2002 and a further reduction to $30 million on October 1, 2002. The credit agreement expires on June 30, 2003 and the Company is currently in discussions with lenders regarding the terms of a new or extended credit facility.

      Under the amended facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company's lender's published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon the Company's ability to meet financial covenants. The weighted average interest rate on credit line borrowings was 5.1% for the twelve months ended December 31, 2002. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. As of December 31, 2002, the Company was in compliance with all its credit agreement covenants.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

Interest Expense

      The Company paid $674,000, $2.2 million and $1.2 million for interest and commitment fees during 2002, 2001 and 2000, respectively.

12. OPERATING AND CAPITAL LEASES

      The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options of five-year periods and escalation clauses. Included are lease commitments related to its discontinued management services business, which the Company expects will be assumed by the buyers of the physician practices. The Company has approximately $600,000 in restructuring reserves remaining for commitments related to facilities it has closed or plans to close. The Company intends to enter into sublease agreements as facilities are vacated.

      The Company entered into two capital leases for medical equipment and one capital lease for office equipment during 2002. In addition, the company has two capital leases for medical equipment that existed as of December 31, 2001. Capital leases of continuing operations only, are included in the table below.

      At December 31, 2002, minimum annual rental commitments are as follows (in thousands):

                                                         Operating     Capital
                                                           Leases       Leases
                                                          --------     --------
      2003 ............................................   $  3,688     $     96
      2004 ............................................      3,076           10
      2005 ............................................      2,385            2
      2006 ............................................      1,696           --
      2007 and thereafter .............................      3,137           --
                                                          --------     --------
          Minimum lease payments ......................   $ 13,982     $    108
          Less: sublease receipts .....................       (476)           0
                                                          --------     --------
          Total minimum lease payments ................   $ 13,506     $    108
                                                          ========
          Less: amount representing interest ..........                      (5)
                                                                       --------
          Total obligation under capital leases .......                $    103
                                                                       ========

      Rent expense of continuing operations related to operating leases amounted to approximately $3.4 million, $3.3 million and $2.5 million during 2002, 2001 and 2000, respectively.

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

Insurance

      The Company is insured with respect to professional liability risks on a claims-made basis. Management is not aware of any claims against the Company that might have a material impact on the Company's financial position or results of operations.

Purchase Commitments

      The Company has a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which it can procure and utilize excimer lasers and other equipment manufactured by Alcon. The Company recently amended this agreement to address a number of factors, most notably: (i) the terms upon which it can purchase from Alcon the recent FDA-approved LADARWave units for use with its existing LADARVision Systems; (ii) extending the expiration date from February 28, 2006 to December 31, 2006; and (iii) reducing its minimum annual procedure requirements. Commencing January 1, 2003 and through the termination date of December 31, 2006, the Company will pay Alcon monthly based on the number of procedures performed on each of its APEX/Infinity lasers and LADARVision Systems. The Company is required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming the Company does not procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next four years commencing with 2003 would be approximately $0.9 million, $1.0 million, $1.2 million and $0.9 million, respectively.

      Effective April 10, 2001, the Company entered into a two-year Product Usage and Volume Lease Purchase agreement with one of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2002 the Company had remaining product purchase commitments of $412,000.

Employment Agreements

      The Company has employment agreements with certain of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

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

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

      The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage of up to 15% of their compensation. The Savings Plan provides for the Company to match 50% of the employee's contributions on the first 3% of salary contributed by each employee. The Company's matching contributions approximated $235,000, $368,000 and $362,000 for 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

      The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. Approximately 70,400 shares, 76,500 shares and 61,500 shares were purchased during 2002, 2001 and 2000, respectively. At December 31, 2002, 191,600 shares were reserved for future issuance.

Stock Option Plans

      The Company is authorized to issue up to 8,451,800 shares of its common stock, par value $.01 per share under various stock option plans. Authorized options for common stock under the various plans are generally exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

      The Company grants stock options to employees and nonemployee members of the Company's Board of Directors. Pursuant to Accounting Principles Board No. 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-based compensation expense is deferred and recognized over the vesting period of the stock option. During the three years ended December 31, 2002 the Company did not recognize any stock based compensation expense.

      In addition, the Company has granted stock options to consultants. For these option grants, the Company records a compensation charge, which is equal to their estimated fair market value on the date of the grant as determined by the Black-Scholes option-pricing model.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

      The following table summarizes the activity in the stock option plan:

                                                                                                             Weighted
                                                                                                             Average
                                                                       Options           Price Per           Exercise
                                                                     Outstanding           Share               Price
                                                                     -----------        ------------         --------
      Balance at December 31, 1999 .......................            5,008,235         $1.25-$10.80          $  3.52
           Granted..........................................          1,610,350         $1.06-$14.94          $  8.26
           Exercised .......................................           (372,231)        $1.25-$10.00          $  1.91
           Canceled..........................................          (764,912)        $1.88-$13.44          $  7.37
                                                                     ----------

      Balance at December 31, 2000........................            5,481,442         $1.06-$14.94          $  4.53
           Granted..........................................          1,953,000         $1.15-$ 2.84          $  1.63
           Exercised .......................................            (79,074)        $1.25-$ 1.88          $  1.48
           Canceled..........................................        (1,076,777)        $1.25-$13.88          $  4.99
                                                                     ----------

      Balance at December 31, 2001 .......................            6,278,591         $1.06-$14.94          $  3.52
           Granted..........................................          1,148,500         $0.74-$ 1.10          $  0.80
           Exercised .......................................                 --                                    --
           Canceled..........................................        (1,109,136)        $0.74-$14.94          $  4.24
                                                                     ----------

      Balance at December 31, 2002........................            6,317,955         $0.74-$12.61          $  2.90
                                                                     ==========                               =======

The weighted average fair value of options granted in 2002 was $ 0.56 per share.

The following table summarizes information about stock options outstanding at December 31, 2002:

                                      Options Outstanding                        Options Exercisable
                            ----------------------------------------           -----------------------
                              Number                         Average              Number       Average
      Range of Exercise     Outstanding      Average        Exercise           Exercisable    Exercise
            Prices          at 12/31/02       Life            Price            at 12/31/02      Price
      -----------------     -----------      -------        --------           -----------    --------
         $0.74-  1.10        1,153,958         9.2            $0.81               204,613       $0.82
         $1.15-  1.70        1,497,377         5.7             1.35               962,752        1.31
         $1.75-  2.50        2,227,249         5.9             1.87             1,662,350        1.90
         $2.74-  4.00          213,000         5.4             3.46               195,450        3.51
         $4.38-  6.00          480,559         5.3             5.09               473,267        5.09
         $6.75- 10.00          251,108         6.6             8.40               199,639        8.52
        $10.80- 12.61          494,704         6.3            11.94               366,333       11.92
         ------------        ---------         ---            -----             ---------       -----
         $0.74- 12.61        6,317,955         6.4            $2.90             4,064,404       $3.38
         ============        =========         ===            =====             =========       =====

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

16. OPERATING SEGMENTS

      The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

      Surgical facilities. Surgical facilities includes the results of operations from owning and/or operating ASCs, and fixed site laser services agreements. Earnings before taxes in 2002 include $1.6 million of gains from the sale of minority interests in five of the Company's ASCs.

      Product sales. Product sales includes the Company's optical products purchasing organization, wholesale optical laboratories, marketing products and services company and an optometric practice with a retail optical store. Earnings before taxes in 2002 includes a $1.3 million impairment charge to write-off the goodwill at the Company's marketing products and services company.

      Other. Other includes management services provided to a physician practice with multiple locations in the Southeast and an administrative services agreement.

      The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based on earnings before taxes
(EBT). Segment EBT includes all revenue and expenses directly attributable to the segment, certain corporate expenses for salaries, wages and benefits directly attributable to the management of the reportable segment, allocated management, billing and collection fees and goodwill amortization. Items excluded from the segment EBT primarily consist of corporate expenses for salaries, wages and benefits, general and administrative and interest on debt. Corporate loss before taxes in 2002 includes a $1.0 million benefit related to the reversal of excess restructuring reserves, and in 2001 includes $12.6 million of restructuring and special charges.

      Segment identifiable assets include accounts receivable, inventory, other current assets and long-lived assets of the segment. Corporate identifiable assets represent all other assets of the Company including cash and cash equivalents, corporate other current assets, and corporate long-lived assets, which include property and equipment, notes receivable and other long-term assets and assets of discontinued operations. Capital expenditures for long-lived assets are not reported to management by segment and are excluded, as presenting such information is not practical. The Company has no revenues attributed to customers outside of the United States and no assets located in foreign countries.

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                                  Surgical     Product
                                 Facilities     Sales        Other      Corporate       Total
                                 ---------    ---------    ---------    ---------     ---------
2002
Net revenue .................    $  33,665    $  11,649    $   8,459    $      --     $  53,773
Earnings (loss) before taxes        10,349           81          484       (4,818)        6,096
Depreciation and amortization        1,481          274          121          585         2,461
Interest income .............            7            1           --          149           157
Interest expense ............            6           --            1          407           414
Identifiable assets .........       29,208       10,151        2,234       22,535        64,128
                                 =========    =========    =========    =========     =========

2001
Net revenue .................    $  33,786    $  11,740    $   7,914    $      --     $  53,440
Earnings (loss) before taxes         9,049          819          721      (22,273)      (11,684)
Depreciation and amortization        2,617          595          124        1,054         4,390
Interest income .............           --            4           --           54            58
Interest expense ............           12            2           --          951           965
Identifiable assets .........       24,391       13,790        2,989       51,082        92,252
                                 =========    =========    =========    =========     =========

2000
Net revenue .................    $  37,872    $  12,322    $     793    $      --     $  50,987
Earnings (loss) before taxes        13,904        2,097          114      (12,404)        3,711
Depreciation and amortization        2,050          483           12        1,262         3,807
Interest income .............           --           --           13          106           119
Interest expense ............            2           --           --          971           973
Identifiable assets .........       27,704       15,520        2,180       75,509       120,913
                                 =========    =========    =========    =========     =========

17. RELATED-PARTY TRANSACTIONS

Facility Rent

      The Company leases facility space from various related parties, which include affiliated providers. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $1.7 million, $2.3 million and $2.1 million during 2002, 2001 and 2000, respectively. The Company's minimum annual rental commitments include total commitments of $3.7 million, at approximately $1.0 million per year, which relate to facilities that are leased from related parties. (See Note 12).

Notes Receivable

      The Company holds notes receivable of $5.4 million, less reserves of $1.8 million, from physicians affiliated with the Company. This includes $2.7 million of noninterest bearing tax loans issued in connection with the IPO (See below) and $2.4 million issued in the Company's divestiture transactions with variable interest rates ranging from 5.75% to 7.0% and having multi-year terms.

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

Other

      The Company receives professional services from a firm that employs a director of the Company. Total payments for services received during 2002, 2001 and 2000 were approximately $682,000, $720,500 and $617,000, respectively.

18. SUBSEQUENT EVENTS

      During the first quarter of 2003 the Company completed the divestiture of three additional physician practices. In addition to these divestiture transactions, the Company sold minority equity interests in two of its existing ASCs to former affiliated providers. In return, the Company received in the aggregate approximately $1.3 million in cash proceeds, promissory notes of approximately $225,000 and 1.0 million shares of its common stock. The effect of these divestiture transactions and other lease negotiations reduced its future minimum lease commitments by $2.2 million. See Note 12.

                       Minority
Location            Interest % sold        Effective Date
--------            ---------------        --------------
Maryville, IL             10%              January 2003
Chicago, IL               10%              February 2003
Chicago, IL              7.5%              February 2003

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands except per share data):

                                                                        Quarter
                                                 -----------------------------------------------------
2002                                                First         Second        Third         Fourth
                                                 ----------     ----------    ----------    ----------
Net revenue .................................    $   13,274     $   13,548    $   13,264    $   13,687
Income from continuing operations ...........         1,760          1,670         1,299           433
Net income from operations:
   Continuing ...............................         1,009          1,152           909           587
   Discontinued .............................            87             94            18             7
Net income (loss) ...........................          (891)         1,404           933        (1,236)
Basic earnings (loss) per share .............         (0.04)          0.06          0.04         (0.05)
Diluted earnings (loss) per share ...........         (0.04)          0.06          0.04         (0.05)

                                                                        Quarter
                                                 -----------------------------------------------------
2001                                                First         Second        Third         Fourth
                                                 ----------     ----------    ----------    ----------
Net revenue .................................    $   14,419     $   14,552    $   11,450    $   13,019
Income (loss) from continuing operations ....         1,310          1,335       (14,407)        1,070
Net income (loss) from operations:
   Continuing ...............................           545            660        (8,880)          582
   Discontinued .............................           633            569           382           125
Net income (loss) ...........................         1,178          1,229       (35,711)          707
Basic earnings (loss) per share .............          0.05           0.05         (1.44)         0.03
Diluted earnings (loss) per share ...........          0.05           0.05         (1.44)         0.03

The unaudited amounts for the first three quarters of 2002 and 2001 have been restated from those originally included in the Company's 2002 filings on Form 10-Q as shown in the following table. The unaudited amounts have been adjusted to reflect the following:

      o Revenue from the Company's optical products purchasing organization is reported net of product cost. Previously, the Company recognized the full amount of optical product sales as revenue and the product cost as cost of sales. There is no impact on net income (loss).

      o     Included in discontinued operations various operations under SFAS
            144. There is no impact on net income (loss).

      o Included in continuing operations the management services agreements for one ophthalmology practice and one optometric practice previously slated for termination. The effect on net income for the first, second and third quarters of 2002 was $216,000, $91,000 and $93,000, respectively. The net earnings of these operations had been credited to the discontinued operations reserves under APB 30. There was no impact on 2001 net income (loss).

      o The establishment of additional contractual allowance reserves of $1.4 million, previously reported as other charges, was reclassified to revenue in the third quarter of 2001. There is no impact on net income (loss).

                     NOVAMED EYECARE, INC. AND SUBSIDIARIES

                                                 First Quarter Ended 3/31/02      First Quarter Ended 03/31/01
                                                  As Filed        As Revised        As Filed       As Revised
                                                 ----------       ----------       ----------      ----------
Net revenue .................................    $   16,983       $   13,274       $   17,154      $   14,419
Income from continuing operations ...........         1,584            1,760            1,216           1,310
Net income from operations:
   Continuing ...............................           904            1,009              464             545
   Discontinued .............................           (15)              87              714             633
Net income (loss) ...........................        (1,107)            (891)           1,178           1,178
Basic earnings (loss) per share .............         (0.04)           (0.04)            0.05            0.05
Diluted earnings (loss) per share ...........         (0.04)           (0.04)            0.05            0.05

                                                Second Quarter Ended 06/30/02     Second Quarter Ended 06/30/01
                                                  As Filed        As Revised        As Filed       As Revised
                                                 ----------       ----------       ----------      ----------
Net revenue .................................    $   17,712       $   13,548       $   17,443      $   14,552
Income from continuing operations ...........         1,495            1,670            1,078           1,335
Net income from operations:
   Continuing ...............................         1,054            1,152              463             660
   Discontinued .............................            96               94              766             569
Net income ..................................         1,313            1,404            1,229           1,229
Basic earnings per share ....................          0.05             0.06             0.05            0.05
Diluted earnings per share ..................          0.05             0.06             0.05            0.05

                                                 Third Quarter Ended 09/30/02     Third Quarter Ended 09/30/01
                                                  As Filed        As Revised        As Filed       As Revised
                                                 ----------       ----------       ----------      ----------
Net revenue .................................    $   17,304       $   13,264       $   15,571      $   11,450
Income (loss) from continuing operations ....         1,169            1,299          (14,654)        (14,407)
Net income (loss) from operations:
   Continuing ...............................           835              909           (8,882)         (8,880)
   Discontinued .............................            --               18              384             382
Net income (loss) ...........................           840              933          (35,711)        (35,711)
Basic earnings (loss) per share .............          0.04             0.04            (1.44)          (1.44)
Diluted earnings (loss) per share ...........          0.04             0.04            (1.44)          (1.44)

                             NOVAMED EYECARE, INC.                    Schedule I
                          RULE 12-09 VALUATION RESERVES

                                   (in 000's)

                                                       Balance at       Charged to                      Balance at
                                                       beginning        costs and                         end of
Allowance for contractual adjustments and bad debt     of period        expenses       Deductions         period
--------------------------------------------------     ---------        --------       ----------         ------
2000                                                  $    2,372         13,932          (12,607)       $  3,697
                                                      ==========         ======          =======        ========

2001                                                  $    3,697         30,838          (26,525)       $  8,010
                                                      ==========         ======          =======        ========

2002                                                  $    8,010         35,850          (37,827)       $  6,033
                                                      ==========         ======          =======        ========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2003.

                                    NOVAMED EYECARE, INC.


                                    By: /S/ STEPHEN J. WINJUM
                                        ----------------------------------------
                                        Stephen J. Winjum
                                        President, Chief Executive Officer and
                                        Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April, 2003.

             Signature                                  Title

       /S/ STEPHEN J. WINJUM           President, Chief Executive Officer
------------------------------------   (Principal Executive Officer),
         Stephen J. Winjum             Chairman of the Board of Directors,
                                       and a Director


       /S/ SCOTT T. MACOMBER           Executive Vice President and Chief
------------------------------------   Financial Officer (Principal Financial
         Scott T. Macomber             Officer)


        /S/ ROBERT L. HIATT            Vice President Finance (Principal
------------------------------------   Accounting Officer)
          Robert L. Hiatt


         /S/ R. JUDD JESSUP            Director
------------------------------------
           R. Judd Jessup


         /S/ SCOTT H. KIRK             Director
------------------------------------
        Scott H. Kirk, M.D.


      /S/ STEVEN V. NAPOLITANO         Director
------------------------------------
        Steven V. Napolitano


       /S/ C.A. LANCE PICCOLO          Director
------------------------------------
         C.A. Lance Piccolo

                                  Certification

I, Stephen J. Winjum, certify that:

1. I have reviewed this annual report on Form 10-K of NovaMed Eyecare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                         /s/ Stephen J. Winjum
                                             -----------------------
                                             Stephen J. Winjum
                                             Chief Executive Officer

                                  Certification

I, Scott T. Macomber, certify that:

1. I have reviewed this annual report on Form 10-K of NovaMed Eyecare, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                              /s/ Scott T. Macomber
                                                  -----------------------
                                                  Scott T. Macomber
                                                  Chief Financial Officer