Form 10-Q
period 2003-03-31
NOVAMED EYECARE INC
filed 2003-05-14
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

COMMISSION FILE NUMBER: 0-26625

NOVAMED EYECARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4116193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611

(Address of principal executive offices)

Registrant’s telephone, including area code: (312) 664-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 8, 2003, there were outstanding 21,440,646 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED EYECARE, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

Part I

Item 1.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,506	$1,957
Accounts receivable, net	8,756	7,060
Notes and amounts due from affiliated providers	1,280	1,280
Notes receivable from related parties	1,054	1,289
Inventory	1,031	1,020
Current tax assets, net	2,724	2,940
Other current assets	831	1,175
Current assets of discontinued operations	980	2,575

Total current assets	19,162	19,296
Property and equipment, net	6,649	7,008
Intangible assets, net	26,795	26,756
Noncurrent deferred tax assets, net	7,481	7,861
Other assets, net	1,365	1,406
Noncurrent assets of discontinued operations, net	867	1,801

Total assets	$62,319	$64,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,721	$3,654
Accrued expenses	3,190	3,696
Restructuring reserves	581	784
Current maturities of long-term debt	63	92
Current liabilities of discontinued operations	2,738	3,844

Total current liabilities	10,293	12,070

Long-term debt, net of current maturities	9	11

Minority interest	4,115	3,399

Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 24,930,852 and 24,905,507 shares issued at March 31, 2003 and December 31, 2002, respectively	249	249
Additional paid-in-capital	77,778	77,753
Accumulated deficit	(26,570)	(27,132)
Treasury stock, at cost, 3,491,299 and 2,473,640 shares at March 31, 2003 and December 31, 2002, respectively	(3,555)	(2,222)

Total stockholders’ equity	47,902	48,648

Total liabilities and stockholders’ equity	$62,319	$64,128

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2003	2002
Net revenue:
Surgical facilities	$8,548	$7,865
Product sales and other	4,955	5,409

Total net revenue	13,503	13,274

Operating expenses:
Salaries, wages and benefits	5,240	4,800
Cost of sales and medical supplies	3,351	3,349
Selling, general and administrative	2,879	2,746
Depreciation and amortization	637	619

Total operating expenses	12,107	11,514

Income from continuing operations	1,396	1,760
Other expense, net	460	78

Income from continuing operations before income taxes	936	1,682
Income tax provision	377	673

Net income from continuing operations before cumulative effect of change in accounting principle	559	1,009
Net income (loss) from discontinued operations	4	89
Net loss on disposal of discontinued operations	—	(186)
Cumulative effect of change in accounting principle, net of tax	—	(1,803)

Net income (loss)	$563	$(891)

Basic earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.03	$0.04
Income (loss) from discontinued operations	—	(0.01)
Cumulative effect of change in accounting principle	—	(0.07)

Net income (loss)	$0.03	$(0.04)

Diluted earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.03	$0.04
Income (loss) from discontinued operations	—	(0.01)
Cumulative effect of change in accounting principle	—	(0.07)

Net income (loss)	$0.03	$(0.04)

Weighted average common shares outstanding	21,805	24,837
Dilutive effect of employee stock options	280	—

Diluted weighted average common shares outstanding	22,085	24,837

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$563	$(891)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations, net of effects of purchase transactions—
Net (earnings) loss of discontinued operations	(4)	97
Cumulative effect of change in accounting principle, net	—	1,803
Depreciation and amortization	637	619
Deferred taxes	377	673
Gain on sale of minority interests	(115)	—
Minority interests	578	38
Distributions to minority partners	(222)	—
Changes in operating assets and liabilities—
Accounts receivable	(1,696)	(444)
Inventory	(11)	(34)
Other current assets	529	1,830
Accounts payable and accrued expenses	(609)	417
Other noncurrent assets	14	(44)

Net cash provided by operating activities	41	4,064

Cash flows from investing activities:
Purchases of property and equipment	(354)	(318)
Proceeds from sale of property and equipment	38	—
Proceeds from sale of minority interests	135	—
Issuance of notes receivable to affiliated providers	—	(12)

Net cash used in investing activities	(181)	(330)

Cash flows from financing activities:
Borrowings under revolving line of credit	325	6,850
Payments under revolving line of credit	(325)	(15,145)
Proceeds from the issuance of common stock	25	27
Payments of other debt, debt issuance fees and capital lease obligations	(31)	(344)

Net cash used in financing activities	(6)	(8,612)

Cash flows from discontinued operations:
Operating activities	(850)	1,691
Investing activities	1,547	3,019
Financing activities	(2)	(12)

Net cash provided by discontinued operation	695	4,698

Net increase (decrease) in cash and cash equivalents	549	(180)
Cash and cash equivalents, beginning of period	1,957	967

Cash and cash equivalents, end of period	$2,506	$787

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2002, filed by NovaMed Eyecare, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Prior year amounts have been reclassified to conform to current year presentation as further discussed in Note 3 below.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS—CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

The Company evaluated its goodwill as of January 1, 2002 and determined that the goodwill associated with one of its ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which has shown a downturn in demand. This downturn negatively impacted the prospects for this business. The evaluation indicated an impairment of approximately $1.8 million, after tax, and this write-off is presented as a change in accounting principle in the first quarter 2002 financial statements.

	Unamortized Intangible Assets	Amortized Intangible Assets
Balance as of December 31, 2002	$26,756	—
Two-year non-compete agreement	—	43
Amortization expense	—	(4)
Balance as of March 31, 2003	$26,753	$39

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2003

(Dollars in thousands, except per share data; unaudited)

3.	DISCONTINUED OPERATIONS

Effective January 1, 2002 the Company adopted SFAS 144 under which it reports as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. The Company has sold two ambulatory surgery centers and six optical dispensary businesses during 2002 and first quarter of 2003, all of which are reported as discontinued operations. As required by SFAS 144, prior period financial statements have been revised to reflect these operations as discontinued. Previously reported net income and stockholders’ equity remains unchanged as a result of the revision.

During 2001, the Company implemented a Plan of Discontinued Operations and Restructuring (the “Plan”). The Plan involved the divestiture of the management services segment or physician practice management (“PPM”) business. The results of these discontinued operations are accounted for under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued at the date the plan was adopted in 2001. As of March 31, 2003, the Company had completed seventeen planned divestiture transactions. During the fourth quarter of 2002, the decision was made to retain management services agreements with one physician practice and one optometric practice that had been included in the Plan. The reserve established related to these operations was reversed during the fourth quarter of 2002 and the results are reported as continuing operations.

As of March 31, 2003, from the sale of the PPM business, two ASCs and six optical dispensaries, all of which have been treated as discontinued operations, the Company has received proceeds of $19.1million, consisting of $17.0 million in cash and $2.1 million in promissory notes with multi-year terms. The Company also received as consideration 2.5 million shares of its common stock.

The operating results of all discontinued operations are summarized below.

	Three months ended March 31,
	2003	2002
Net revenue	$1,148	$13,408
Operating expenses	1,927	13,106
Interest and other expense, net	—	73

Income (loss) from operations before income taxes	(779)	229
Income tax provision (benefit)	(312)	92

Net income (loss) from operations	(467)	137
Net income (loss) charged (credited) to reserves	(471)	48
Net income per statement of operations	$4	$89

Loss on disposal	$—	$(310)
Income tax benefit	—	124

Net loss on disposal of discontinued operations	$—	$(186)

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2003

(Dollars in thousands, except per share data; unaudited)

The balance sheet components of discontinued operations are summarized as follows:

	March 31, 2001	December 31, 2002
Accounts and notes receivable	$846	$2,190
Inventories	25	242
Other current assets	109	143

Current assets of discontinued operations	$980	$2,575

Net property and equipment	$867	$756
Intangible assets	—	1,045

Noncurrent assets of discontinued operations	$867	$1,801

Accounts payable	$71	$216
Accrued expenses	$251	356
Notes payable and capitalized lease obligations	—	1
Discontinued operations reserves	2,416	3,271

Current liabilities of discontinued operations	$2,738	$3,844

Net interest expense allocated to discontinued operations was $93,000 for the first quarter ended March 31, 2002. No interest was allocated to discontinued operations in the first quarter of 2003. Interest allocated to discontinued operations accounted for under APB 30 was based on the proportion of net assets of discontinued operations to consolidated net assets plus consolidated debt as prescribed by Emerging Issues Task Force 87-24—Allocation of Interest to Discontinued Operations.

Included in the balance sheet line “Discontinued operations reserves” at March 31, 2003 are APB 30 reserves of $1.1 million for estimated operating losses to be incurred through the date of sale and $1.3 million for costs to exit the PPM business.

4.	RESTRUCTURING RESERVES

The following represents activity in the restructuring reserves during the first quarter of 2003:

	Reserve at December 31, 2002	Charges Utilized	Reserve at March 31, 2003
Facility closures—
Asset impairments	$55	$(55)	$—
Lease commitments	439	(75)	364
Reorganization of IT—
Lease commitments	154	(27)	127
Other	136	(46)	90

Total reserve balance	$784	$(203)	$581

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2003

(Dollars in thousands, except per share data; unaudited)

5.	OTHER (INCOME) EXPENSE

	Three months ended March 31,
	2003	2002
Interest expense	$37	$135
Interest income	(42)	(27)
Minority interests	578	38
Gain on sale of minority interests	(115)	—
Insurance company demutualization	—	(50)
Other, net	2	(18)

Other (income) expense, net	$460	$78

During the first quarter of 2003 we sold a combined 17.5% interest in an ASC to two former affiliated eye care professionals and a 10% interest in an ASC to another former affiliated eye care professional.

6.	REVOLVING CREDIT FACILITY

At March 31, 2003, the Company had no outstanding borrowings under its revolving credit facility. The maximum commitment available under the Company’s credit facility is $30 million. The credit agreement expires on June 30, 2003 and the Company is currently in discussions with lenders regarding the terms of a new or extended credit facility.

Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .375% to .500% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. As of March 31, 2003, the Company was in compliance with all its credit agreement covenants.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2003

(Dollars in thousands, except per share data; unaudited)

7.	STOCK BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. During the first quarter ended March 31, 2003, the Company granted its employees options to purchase 440,000 shares with an exercise price of $1.27 per share. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended March 31,
	2003	2002
Net income (loss)—as reported	$563	$(891)
Deduct: Total stock based compensation expense, net of related tax effects	(374)	(348)

Pro forma net income (loss)	$189	$(1,239)

Earnings (loss) per share:
Basic—as reported	$0.03	$(0.04)

Basic—pro forma	$0.01	$(0.05)

Diluted—as reported	$0.03	$(0.04)

Diluted—pro forma	$0.01	$(0.05)

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2003

(Dollars in thousands, except per share data; unaudited)

8.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2003 and 2002 (in thousands):

	Surgical Facilities	Product Sales	Other	Corporate	Total
2003
Net revenue	$8,548	$2,899	$2,056	$—	$13,503
Earnings (loss) before taxes	2,045	561	(126)	(1,544)	936
Depreciation and amortization	426	69	30	112	637
Interest income	10	—	—	32	42
Interest expense	2	—	—	35	37
Capital expenditures	258	28	—	68	354
Identifiable assets	29,805	11,079	2,445	18,990	62,319

2002
Net revenue	$7,865	$3,148	$2,261	$—	$13,274
Earnings (loss) before taxes	2,415	491	299	(1,523)	1,682
Depreciation and amortization	464	66	27	62	619
Interest income	1	—	—	26	27
Interest expense	1	—	—	134	135
Capital expenditures	272	10	31	5	318
Identifiable assets	23,756	12,191	2,842	41,861	80,650

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF CONTINUING OPERATIONS

The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2003 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See “Cautionary note regarding forward-looking statements” on page 15.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

General

We are an eye care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ambulatory surgery centers in joint ownership with physicians throughout the United States. We own and operate sixteen ASCs where eye care professionals perform cataract and other eye-related surgical procedures. We are also a party to nine fixed-site laser agreements pursuant to which we provide excimer lasers and other services to eye care professionals for their use in performing laser vision correction surgery.

We also own and operate an optical products and services organization that sells: corrective lenses produced by our two wholesale optical laboratories; eyeglass frames and contact lenses purchased from manufacturers by our optical products purchasing organization; and marketing products and services.

In addition to our surgical facilities and optical products businesses, we also continue to provide management services to two eye care practices pursuant to long-term service agreements. Under these service agreements, we provide business, information technology, administrative and financial services to our affiliated providers in exchange for a management fee.

The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Revenue. Net revenue increased 1.7% from $13.3 million to $13.5 million. Surgical facilities net revenue increased 8.7% from $7.9 million to $8.5 million due to the acquisition of new ASCs. During the first quarter of 2003, total surgical procedures performed in our surgical facilities increased 6.7% to 10,301. Cataract procedures increased 37.8%, LVC procedures decreased 47.1% and other procedures increased 23.3%, compared to 2002. Cataract procedures increased 16.8% at locations owned by us for more than one year with the remaining increase in these procedures attributable to our 2002 acquisitions. Substantially all of the increase in other procedures is due to our 2002 acquisitions. Management believes that the demand for elective LVC surgery continues to be negatively impacted by the general economic conditions.

Product sales and other net revenue decreased 8.4% from $5.4 million to $5.0 million. Approximately two-thirds of the decrease is attributable to the year-to-year decline in revenue at one of our physician practices located in the southeast resulting from the departure of a physician. Additionally, we experienced a decrease in sales at our wholesale lab business that we believe is primarily due to economic conditions.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 9.2% from $4.8 million to $5.2 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 36.2% to 38.8%. The absolute increase in salaries, wages and benefits expense is due to several factors including the payroll costs from 2002 acquisitions, increases in corporate payroll costs, and an increase in the cost of providing health benefits to our employees.

Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense was $3.4 million, unchanged from the prior year period. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 25.2% to 24.8%. The decrease in cost of sales and medical supplies as a percentage of net revenue is due to our product sales and other segment net revenue decreasing to 36.7% of total net revenue in the first quarter of 2003, down from 40.7% in 2002. This segment has a higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities segment.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense increased 4.8% from $2.7 million to $2.9 million. As a percentage of net revenue, SG&A expense increased from 20.7% to 21.3%. The absolute increase in SG&A expense is primarily the result of expenses at surgical facilities acquired during 2002 as well as increases in the cost of insurance.

Depreciation and Amortization. Depreciation and amortization expense increased 2.9% from $619,000 to $637,000. The increase is due to 2002 acquisitions and capital expenditures during 2002 and the first quarter of 2003.

Other Income / Expense. We recognized $460,000 of other expense in the first quarter of 2003 versus $78,000 in the first quarter of 2002. Minority interests increased to $578,000 from $38,000 in the prior year as the result of our 2002 acquisitions in which we purchased majority interests in two ASCs and the sale of interests in eight of our existing ASCs during 2002 and the first quarter of 2003. The first quarter of 2003 includes a $115,000 gain on the sale of interests in two of our ASCs. We had net interest income of $5,000 in the first quarter of 2003 compared to net interest expense of $108,000 in 2002. We had minimal borrowings under our credit agreement during the first quarter of 2003 versus average borrowings of $18.8 million during the first quarter of 2002.

Provision for Income Taxes. The effective tax rate was approximately 40% for both the first quarters of 2002 and 2003. This represents a 34% federal tax rate and combined state tax rate of 6%.

Liquidity and Capital Resources

Net cash provided by continuing operating activities was $41,000 and $4.1 million for the three months ended March 31, 2003 and 2002, respectively. The period ended March 31, 2002 included a $1.5 million refund of 2001 estimated federal tax payments. In the first quarter of 2003 we used $354,000 of cash for capital expenditures and received $173,000 from the sale of minority interests in two ASCs and from the sale of some fixed assets. During the first quarter of 2003, we increased our cash balance by $549,000 primarily with proceeds from divestiture transactions. At March 31, 2003 we had working capital of $8.9 million.

During the first three months of 2003, we completed three divestiture transactions. We received total proceeds of $1.3 million, consisting of $1.1 million in cash and $223,000 in promissory notes with multi-year terms. We also received as consideration 756,500 shares of our common stock. In addition, we sold a 17.5% interest in one of our ASCs and a 10% interest in a second ASC to three former affiliated eye care professionals during the first quarter of 2003 receiving $135,000 in cash and 261,000 shares of our common stock.

At March 31, 2003, we had no borrowings outstanding under our revolving credit facility. The maximum commitment available under our facility is $30 million. Interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to 1.0% or LIBOR plus a range from 1.5% to 3.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .375% to .500% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. The credit agreement expires on June 30, 2003 and the Company is currently in discussions with lenders regarding the terms of a new or extended credit facility.

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

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in nine of our sixteen ASCs. These are summarized as follows:

•	One of our former affiliated physicians has the option to acquire up to a 30% interest in one of our wholly owned ASCs, exercisable beginning January 1, 2004 through January 1, 2006;

•	One of our former affiliated physicians who owns a 5% interest in one of our ASCs has the option to acquire an additional 5% interest, exercisable beginning July 1, 2003 through July 1, 2005;

•	Two of our former affiliated physicians who own a 49% interest in one of our ASCs have an option to purchase our remaining 51% interest, exercisable on April 15, 2005;

•	One of our former affiliated physicians who owns a 49% interest in one of our ASCs has an option to purchase our remaining 51% interest, exercisable at periodic intervals beginning March 1, 2005 through March 1, 2008;

•	One of our existing physician-partners who owns a 40% interest in one of our ASCs has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006;

•	One of our former affiliated physicians who owns a 10% interest in one of our ASCs has an option to purchase an additional 10% interest, exercisable on or before July 1, 2003;

•	A physician has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before November 12, 2003;

•	One of our former affiliated physicians has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before July 31, 2004; and

•	One of our former affiliated physicians who owns a 10% interest in one of our ASCs has an option to purchase an additional 10% interest, exercisable on or before July 31, 2003.

In the event these options to purchase are exercised, we will receive cash proceeds from these sales. Moreover, in many of these instances, we have corresponding rights to sell the stated equity interests to the physicians at the same timing intervals.

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. Commencing January 1, 2003 and through the termination date of December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming we don’t procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next four years commencing with 2003 would be approximately $0.9 million, $1.0 million, $1.2 million and $0.9 million, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2003 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; our ability to access capital to pursue our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally and in response to a protracted economic downturn. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 4. Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chairman and Chief Executive Officer, and Executive Vice President and Chief Financial Officer have concluded that these controls and procedures are effective with respect to timely communicating to them all material information required to be disclosed in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 10.33*	Amendment No. 1 to Alcon Laboratories, Inc. Agreement

Exhibit 99	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

We did not file any reports on Form 8-K during the first quarter of 2003.

*	Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ SCOTT T. MACOMBER Scott T. Macomber Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)	May 14, 2003 Date

/s/ ROBERT L. HIATT Robert L. Hiatt Vice President Finance (as principal accounting officer)	May 14, 2003 Date

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ STEPHEN J. WINJUM
Stephen J. Winjum Chief Executive Officer

Date: May 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ SCOTT T. MACOMBER
Scott T. Macomber Chief Financial Officer

Date: May 14, 2003