Form 10-Q
period 2003-06-30
NOVAMED EYECARE INC
filed 2003-08-13
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

COMMISSION FILE NUMBER: 000-26625

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

As of August 4, 2003, there were outstanding 21,442,242 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED EYECARE, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

Part I

Item 1.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

ASSETS	June 30, 2003	December 31, 2002
Current assets:	(unaudited)
Cash and cash equivalents	$2,631	$1,957
Accounts receivable, net	9,405	7,060
Notes and amounts due from affiliated providers	1,258	1,280
Notes receivable from related parties	971	1,289
Inventory	1,239	1,020
Current tax assets, net	1,230	2,940
Other current assets	992	1,175
Current assets of discontinued operations	722	2,575

Total current assets	18,448	19,296
Property and equipment, net	6,752	7,008
Intangible assets, net	26,787	26,756
Noncurrent deferred tax assets, net	8,484	7,861
Other assets, net	1,114	1,406
Noncurrent assets of discontinued operations, net	884	1,801

Total assets	$62,469	$64,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,251	$3,654
Accrued expenses	3,241	3,696
Restructuring reserves	521	784
Current maturities of long-term debt	50	92
Current liabilities of discontinued operations	1,542	3,844

Total current liabilities	9,605	12,070

Long-term debt, net of current maturities	8	11

Minority interest	4,160	3,399

Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 24,933,541 and 24,905,507 shares issued at June 30, 2003 and December 31, 2002, respectively	249	249
Additional paid-in-capital	77,781	77,753
Accumulated deficit	(25,779)	(27,132)
Treasury stock, at cost, 3,491,299 and 2,473,640 shares at June 30, 2003 and December 31, 2002, respectively	(3,555)	(2,222)

Total stockholders’ equity	48,696	48,648

Total liabilities and stockholders’ equity	$62,469	$64,128

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenue:
Surgical facilities	$9,281	$8,331	$17,828	$16,196
Product sales and other	4,737	5,217	9,693	10,626

Total net revenue	14,018	13,548	27,521	26,822

Operating expenses:
Salaries, wages and benefits	4,991	4,984	10,232	9,784
Cost of sales and medical supplies	3,442	3,439	6,792	6,787
Selling, general and administrative	2,949	2,761	5,829	5,508
Depreciation and amortization	657	694	1,294	1,313

Total operating expenses	12,039	11,878	24,147	23,392

Income from continuing operations	1,979	1,670	3,374	3,430
Other (income) expense, net	663	(250)	1,122	(173)

Income from continuing operations before income taxes	1,316	1,920	2,252	3,603
Income tax provision	526	768	903	1,442

Net income from continuing operations before cumulative effect of change in accounting principle	790	1,152	1,349	2,161
Net income from discontinued operations	—	94	4	183
Net gain (loss) on disposal of discontinued operations	—	158	—	(28)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,803)

Net income	$790	$1,404	$1,353	$513

Basic earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.04	$0.05	$0.06	$0.09
Income from discontinued operations	—	0.01	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income	$0.04	$0.06	$0.06	$0.02

Diluted earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.04	$0.05	$0.06	$0.09
Income (loss) from discontinued operations	—	0.01	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income	$0.04	$0.06	$0.06	$0.02

Weighted average common shares outstanding	21,441	24,563	21,622	24,699
Dilutive effect of employee stock options	315	52	297	26

Diluted weighted average common shares outstanding	21,756	24,615	21,919	24,725

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,353	$513
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net earnings of discontinued operations	(4)	(155)
Cumulative effect of change in accounting principle, net	—	1,803
Depreciation and amortization	1,294	1,313
Deferred taxes	903	1,442
Gain on sale of minority interests	(115)	(436)
Minority interests	1,255	128
Distributions to minority partners	(857)	—
Changes in operating assets and liabilities—
Accounts receivable	(2,357)	103
Inventory	(211)	(127)
Other current assets	315	1,710
Accounts payable and accrued expenses	(40)	370
Other noncurrent assets	(12)	(42)

Net cash provided by operating activities	1,524	6,622

Cash flows from investing activities:
Purchases of property and equipment	(1,196)	(686)
Acquisitions of majority interests	—	(1,446)
Proceeds from sale of minority interests	135	750
Other investing activity	38	(33)

Net cash used in investing activities	(1,023)	(1,415)

Cash flows from financing activities:
Borrowings under revolving line of credit	825	14,150
Payments under revolving line of credit	(825)	(27,945)
Proceeds from the issuance of common stock	29	27
Payments of other debt, debt issuance fees and capital lease obligations	(125)	(355)

Net cash used in financing activities	(96)	(14,123)

Cash flows from discontinued operations:
Operating activities	(1,732)	1,511
Investing activities	2,002	6,457
Financing activities	(1)	(19)

Net cash provided by discontinued operation	269	7,949

Net increase (decrease) in cash and cash equivalents	674	(967)
Cash and cash equivalents, beginning of period	1,957	967

Cash and cash equivalents, end of period	$2,631	$—

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2002, filed by NovaMed Eyecare, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The Company evaluated its goodwill as of January 1, 2002 and determined that the goodwill associated with one of its ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which has shown a downturn in demand. This downturn negatively impacted the prospects for this business. The evaluation indicated an impairment of approximately $1.8 million, after tax, and this write-off is presented as a change in accounting principle in the 2002 financial statements.

	Unamortized Intangible Assets	Amortized Intangible Assets
Balance as of December 31, 2002	$26,756	$—
Two-year non-compete agreement	—	43
Purchase price adjustment	(3)	—
Amortization expense	—	(9)

Balance as of June 30, 2003	$26,753	$34

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2003

(Dollars in thousands, except per share data; unaudited)

3.	DISCONTINUED OPERATIONS

Effective January 1, 2002 the Company adopted SFAS 144 under which it reports as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. The Company has sold two ambulatory surgery centers and six optical dispensary businesses during 2002 and first half of 2003, all of which are reported as discontinued operations. As required by SFAS 144, prior period financial statements have been revised to reflect these operations as discontinued. Previously reported net income and stockholders’ equity remains unchanged as a result of the revision.

During 2001, the Company implemented a Plan of Discontinued Operations and Restructuring (the “Plan”). The Plan involved the divestiture of the management services segment or physician practice management (“PPM”) business. The results of these discontinued operations are accounted for under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued at the date the plan was adopted in 2001. As of June 30, 2003, the Company had completed eighteen planned divestiture transactions. During the fourth quarter of 2002, the decision was made to retain management services agreements with one physician practice and one optometric practice that had been included in the Plan. The reserve established related to these operations was reversed during the fourth quarter of 2002 and the results are reported as continuing operations.

As of June 30, 2003, from the sale of the PPM business, two ASCs and six optical dispensaries, all of which have been treated as discontinued operations, the Company has received proceeds of $19.2 million, consisting of $17.5 million in cash and $1.7 million in promissory notes with multi-year terms. The Company also received as consideration 2.5 million shares of its common stock.

The operating results of all discontinued operations are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenue	$273	$9,728	$1,421	$23,136
Operating expenses	1,084	9,624	3,011	22,730
Interest and other expense, net	(1)	19	(1)	92

Income (loss) from operations before income taxes	(810)	85	(1,589)	314
Income tax provision (benefit)	(323)	33	(635)	125

Net income (loss) from operations	(487)	52	(954)	189
Net income (loss) charged to reserves	(487)	(42)	(958)	6

Net income per statement of operations	$—	$94	$4	$183

Gain (loss) on disposal	$—	$264	$—	$(46)
Income tax expense (benefit)	—	106	—	(18)

Net gain (loss) on disposal of discontinued operations	$—	$158	$—	$(28)

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2003

(Dollars in thousands, except per share data; unaudited)

The balance sheet components of discontinued operations are summarized as follows:

	June 30, 2003	December 31, 2002
Accounts and notes receivable	$609	$2,190
Inventories	2	242
Other current assets	111	143

Current assets of discontinued operations	$722	$2,575

Net property and equipment	$884	$756
Intangible assets	—	1,045

Noncurrent assets of discontinued operations	$884	$1,801

Accounts payable	$50	$216
Accrued expenses	108	356
Notes payable and capitalized lease obligations	—	1
Discontinued operations reserves	1,384	3,271

Current liabilities of discontinued operations	$1,542	$3,844

Net interest expense allocated to discontinued operations was $32,000 and $125,000 for the three and six months ended June 30, 2002, respectively. No interest was allocated to discontinued operations in 2003.

4.	RESTRUCTURING RESERVES

The following represents activity in the restructuring reserves during the first half of 2003:

	Reserve at December 31, 2002	Charges Utilized	Reserve at June 30, 2003
Facility closures—
Asset impairments	$55	$(55)	$—
Lease commitments	439	(105)	334
Reorganization of IT—
Lease commitments	154	(53)	101
Other	136	(50)	86

Total reserve balance	$784	$(263)	$521

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2003

(Dollars in thousands, except per share data; unaudited)

5.	OTHER (INCOME) EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Interest expense	$40	$121	$77	$256
Interest income	(38)	(34)	(80)	(61)
Minority interests	678	90	1,255	128
Gain on sale of minority interests	—	(436)	(115)	(436)
Insurance company demutualization	—	—	—	(50)
Other, net	(17)	9	(15)	(10)

Other (income) expense, net	$663	$(250)	$1,122	$(173)

During the first quarter of 2003 we sold a combined 17.5% interest in an ASC to two former affiliated eye care professionals and a 10% interest in an ASC to another former affiliated eye care professional.

6.	REVOLVING CREDIT FACILITY

At June 30, 2003, the Company had no outstanding borrowings under its revolving credit facility. The maximum commitment available under the Company’s credit facility is $30 million. The credit agreement expires on June 30, 2006.

Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to ..50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. As of June 30, 2003, the Company was in compliance with all its credit agreement covenants.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2003

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$790	$1,404	$1,353	$513
Deduct: Total stock based compensation, net of related tax effects	(389)	(371)	(764)	(718)

Pro forma net income (loss)	$401	$1,033	$589	$(205)

Earnings (loss) per share:
Basic—as reported	$0.04	$0.06	$0.06	$0.02

Basic—pro forma	$0.02	$0.04	$0.03	$(0.01)

Diluted—as reported	$0.04	$0.06	$0.06	$0.02

Diluted—pro forma	$0.02	$0.04	$0.03	$(0.01)

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2003

(Dollars in thousands, except per share data; unaudited)

8.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2003
Net revenue	$9,281	$2,704	$2,033	$—	$14,018
Earnings (loss) before taxes	2,282	545	(46)	(1,465)	1,316
Depreciation and amortization	437	72	31	117	657
Interest income	9	—	—	29	38
Interest expense	3	—	—	37	40
Capital expenditures	792	42	2	6	842
Identifiable assets	31,000	11,318	2,314	17,837	62,469

Three months ended June 30, 2002
Net revenue	$8,331	$2,995	$2,222	$—	$13,548
Earnings (loss) before taxes	2,603	401	161	(1,245)	1,920
Depreciation and amortization	454	68	30	142	694
Interest income	1	—	—	33	34
Interest expense	2	—	—	119	121
Capital expenditures	258	89	7	14	368
Identifiable assets	25,477	12,424	2,622	34,912	75,435

Six months ended June 30, 2003
Net revenue	$17,828	$5,603	$4,090	$—	$27,521
Earnings (loss) before taxes	4,327	1,106	(172)	(3,009)	2,252
Depreciation and amortization	863	141	61	229	1,294
Interest income	19	—	—	61	80
Interest expense	5	—	—	72	77
Capital expenditures	1,050	70	2	74	1,196
Identifiable assets	31,000	11,318	2,314	17,837	62,469

Six months ended June 30, 2002
Net revenue	$16,196	$6,143	$4,483	$—	$26,822
Earnings (loss) before taxes	5,018	893	460	(2,768)	3,603
Depreciation and amortization	918	134	57	204	1,313
Interest income	2	—	—	59	61
Interest expense	3	—	—	253	256
Capital expenditures	530	99	38	19	686
Identifiable assets	25,477	12,424	2,622	34,912	75,435

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

The discussion below contains forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our results, performance and achievements in 2003 and beyond could differ materially from those expressed in, or implied by, any such forward looking statements. See “Cautionary note regarding forward-looking statements” on page 16.

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

General

We are an eye care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ambulatory surgery centers in joint ownership with physicians throughout the United States. We own and operate sixteen ASCs where eye care professionals perform cataract and other eye-related surgical procedures. We are also a party to eight fixed-site laser agreements pursuant to which we provide excimer lasers and other services to eye care professionals for their use in performing laser vision correction surgery.

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

The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three and six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Revenue. Net revenue increased 3.5% from $13.5 million to $14.0 million. Surgical facilities net revenue increased 11.4% from $8.3 million to $9.3 million due to the acquisition of new ASCs. During the second quarter of 2003, total surgical procedures performed in our surgical facilities increased 19.3% to 11,155. Cataract procedures increased 25.0%, LVC procedures decreased 30.2% and other procedures increased 58.9%, compared to 2002. Cataract procedures increased 6.9% and other procedures increased 35.4% at locations owned by us since the beginning of the prior year period, with the remaining increase in these procedures attributable to our 2002 acquisitions. In the second quarter of 2003 revenue from laser vision correction procedures represented 9.6% of our surgical facilities revenue as compared to 19.5% for the same period last year.

Product sales and other net revenue decreased 9.2% from $5.2 million to $4.7 million. We experienced a 23.7% decrease in sales at our wholesale lab business that we believe is primarily due to economic conditions. In addition, we had an 8.1% decrease in year-to-year revenue at one of our physician practices located in the southeast resulting from the departure of a physician. These decreases were partially offset by a 16.0% increase in revenue at our marketing products company.

Salaries, Wages and Benefits. Salaries, wages and benefits expense of $5.0 million was unchanged from the prior year period. Reduced staffing at most of our operating locations offset increases from 2002 acquisitions. As a percentage of net revenue, salaries, wages and benefits expense decreased from 36.8% to 35.6%, a result of a decrease in staffing in each of our three operating segments.

Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense was $3.4 million, unchanged from the prior year period. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 25.4% to 24.6%. The decrease in cost of sales and medical supplies as a percentage of net revenue is due to our product sales net revenue decreasing to 19.3% of total net revenue in the second quarter of 2003, down from 22.1% in the same period last year. This segment has a higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities and other segments.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense increased 6.8% from $2.8 million to $2.9 million. As a percentage of net revenue, SG&A expense increased from 20.4% to 21.0%. The absolute increase in SG&A expense is primarily the result of expenses at surgical facilities acquired during 2002 as well as increases in the cost of insurance.

Depreciation and Amortization. Depreciation and amortization expense decreased 5.3% from $694,000 to $657,000. The decrease is the result of closing several laser centers during 2002.

Other Income / Expense. We recognized $663,000 of other expense in the second quarter of 2003 versus $250,000 of other income in the second quarter of 2002. As the result of our 2002 acquisitions in which we purchased majority interests in two ASCs and the sale of interests in eight of our existing ASCs during 2002 and the first quarter of 2003, minority interests increased to $678,000 from $90,000 in the prior year. The second quarter of 2002 includes a $436,000 gain on the sale of a minority interest in one of our ASCs. We had net interest expense of $2,000 in the second quarter of 2003 compared to $87,000 in 2002. We had minimal borrowings under our credit agreement during the second quarter of 2003 versus average borrowings of $11.3 million during the second quarter of 2002.

Provision for Income Taxes. The effective tax rate was approximately 40% for both the second quarters of 2002 and 2003. This represents a 34% federal tax rate and combined state tax rate of 6%.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Revenue. Net revenue increased 2.6% from $26.8 million to $27.5 million. Surgical facilities net revenue increased 10.1% from $16.2 million to $17.8 million due to the acquisition of new ASCs. During the first six months of 2003, total surgical procedures performed in our surgical facilities increased 12.9% to 21,456. Cataract procedures increased 30.9%, LVC procedures decreased 40.0% and other procedures increased 40.0%, compared to 2002. Cataract procedures increased 11.5% and other procedures increased 16.4% at locations owned by us since the beginning of the prior year period, with the remaining increase in these procedures attributable to our 2002 acquisitions. For the six months ended June 2003, revenue from laser vision correction procedures represented 10.4% of our surgical facilities revenue compared to 24.7% for the same period last year.

Product sales and other net revenue decreased 8.8% from $10.6 million to $9.7 million. The majority of the decrease is due to a 20.0% reduction in sales at our wholesale lab business that we believe is primarily due to economic conditions. The remaining decrease is attributable to a 10.9% year-to-year decline in revenue at one of our physician practices located in the southeast resulting from the departure of a physician. These decreases were partially offset by a 16.6% increase in revenue at our marketing products company.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 4.6% from $9.8 million to $10.2 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 36.5% to 37.2%. The absolute increase in salaries, wages and benefits expense is due to several factors including the payroll costs from 2002 acquisitions, increases in corporate payroll costs, and an increase in the cost of providing health benefits to our employees.

Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense was $6.8 million, unchanged from the prior year period. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 25.3% to 24.7%. The decrease in cost of sales and medical supplies as a percentage of net revenue is due to our product sales net revenue decreasing to 20.4% of total net revenue in the first half of 2003, down from 22.9% in 2002. This segment has a higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities and other segments.

Selling, General and Administrative. SG&A expense increased 5.8% from $5.5 million to $5.8 million. As a percentage of net revenue, SG&A expense increased from 20.5% to 21.2%. The absolute increase in SG&A expense is primarily the result of expenses at surgical facilities acquired during 2002 as well as increases in the cost of insurance.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.3 million for the first six months of 2003 and 2002.

Other Income / Expense. We recognized $1.1 million of other expense in the first half of 2003 versus $173,000 of other income in the first half of 2002. As the result of our 2002 acquisitions in which we purchased majority interests in two ASCs and the sale of interests in eight of our existing ASCs during 2002 and the first half of 2003, minority interests increased to $1.3 from $128,000 in the prior year. The first half of 2003 includes a $115,000 gain on the sale of interests in two of our ASCs whereas we recognized a $436,000 gain on such a sale in the first half of 2002. We had net interest income of $3,000 in the first six months of 2003 compared to net interest expense of $195,000 in the first six months of 2002. We had minimal borrowings under our credit agreement during 2003 versus average borrowings of $15.1 million during the first half of 2002.

Provision for Income Taxes. The effective tax rate was approximately 40% for both the first six months of 2002 and 2003. This represents a 34% federal tax rate and combined state tax rate of 6%.

Liquidity and Capital Resources

Net cash provided by continuing operating activities was $1.5 million and $6.6 million for the six months ended June 30, 2003 and 2002, respectively. The decrease from last year is due primarily to an increase in accounts receivable and cash distributions to our minority interest partners. In addition, the period ended June 30, 2002 included a $1.5 million refund of 2001 estimated federal tax payments. In the first six months of 2003 we used $1.2 million of cash for capital expenditures and received $173,000 from the sale of minority interests in two ASCs and from the sale of some fixed assets. During the first half of 2003, we increased our cash balance by $674,000 primarily with proceeds from divestiture transactions. At June 30, 2003 we had working capital of $8.8 million.

During the first six months of 2003, we completed four divestiture transactions. We received total proceeds of $1.5 million. We also received as consideration 756,500 shares of our common stock. In addition, we sold a 17.5% interest in one of our ASCs and a 10% interest in a second ASC to three former affiliated eye care professionals during the first quarter of 2003 receiving $135,000 in cash and 261,000 shares of our common stock.

At June 30, 2003, we had no borrowings outstanding under our revolving credit facility. We entered into a new amended and restated credit facility effective June 26, 2003. The maximum commitment available under our facility is $30 million. Interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. The credit agreement expires on June 30, 2006.

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

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in nine of our sixteen ASCs. These are summarized as follows:

•	One of our former affiliated physicians has the option to acquire up to a 30% interest in one of our wholly owned ASCs, exercisable beginning January 1, 2004 through January 1, 2006;

•	One of our former affiliated physicians who owns a 5% interest in one of our ASCs has the option to acquire an additional 5% interest, exercisable beginning July 1, 2003 through July 1, 2005;

•	Two of our former affiliated physicians who own a 49% interest in one of our ASCs have an option to purchase our remaining 51% interest, exercisable on April 15, 2005;

•	One of our former affiliated physicians who owns a 49% interest in one of our ASCs has an option to purchase our remaining 51% interest, exercisable at periodic intervals beginning March 1, 2005 through March 1, 2008;

•	One of our existing physician-partners who owns a 40% interest in one of our ASCs has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006;

•	One of our former affiliated physicians who owns a 10% interest in one of our ASCs has an option to purchase an additional 10% interest, exercisable on or before October 1, 2003;

•	A physician has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before November 12, 2003;

•	One of our former affiliated physicians has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before July 31, 2004; and

•	One of our former affiliated physicians who owns a 10% interest in one of our ASCs has an option to purchase an additional 10% interest, exercisable on or before July 31, 2003. (This affiliated physician has exercised his option and we anticipate closing this option purchase effective September 1, 2003.)

In the event these options to purchase are exercised, we will receive cash proceeds from these sales. In many of these instances, we also have corresponding rights to sell the stated equity interests to the physicians at the same timing intervals. Moreover, depending on the circumstances, we may also agree in the future from time to time to sell equity interests in one or more of our ASCs to the physicians who are parties to these option agreements on terms and at timing intervals different than those set forth in these agreements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2003 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; reduced prices and reimbursement rates for surgical procedures; our ability to access capital to pursue our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally and in response to a protracted economic downturn. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 4.	Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-154(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that these controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe our disclosure controls and procedures provide such reasonable assurance.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2003 Annual Meeting of Stockholders on June 24, 2003 at which the stockholders voted to re-elect one Class I director for a term of three years expiring at our 2006 Annual Meeting of Stockholders. Results of the voting were as follows:

Directors	For	Authority Withheld
Stephen J. Winjum	16,998,497	897,998

The remaining directors, C.A. Lance Piccolo, R. Judd Jessup, Scott H. Kirk, M.D. and Steven V. Napolitano, all continued their terms of office as directors of the Company after the 2003 Annual Meeting of Stockholders. The election of one Class I director was the only item submitted to and voted upon by the stockholders.

Item 6.	Exhibits and Reports on Form 8-K

A. Exhibits

10.34	Third Amended and Restated Credit Agreement dated as of June 26, 2003

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

We filed a report on Form 8-K dated May 7, 2003 during the second quarter of 2003 disclosing our press release that announced our results of operations for the period ended March 31, 2003.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/s/ SCOTT T. MACOMBER	August 13, 2003
Scott T. Macomber Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)	Date

/s/ ROBERT L. HIATT	August 13, 2003
Robert L. Hiatt Vice President Finance (as principal accounting officer)	Date