Form 10-Q
period 2003-09-30
NOVAMED EYECARE INC
filed 2003-11-13
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

As of November 7, 2003, there were outstanding 21,291,572 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED EYECARE, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Part I

Item 1.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,744	$1,957
Accounts receivable, net	9,341	7,060
Current tax receivable	3,554	204
Notes and amounts due from affiliated providers	1,183	1,280
Notes receivable from related parties	706	1,289
Inventory	1,355	1,020
Current deferred tax assets, net	714	2,736
Prepaid expenses and other current assets	1,221	1,175
Current assets of discontinued operations	358	2,575

Total current assets	23,176	19,296
Property and equipment, net	7,425	7,008
Intangible assets, net	26,755	26,756
Noncurrent deferred tax assets, net	4,848	7,861
Other assets, net	557	1,406
Noncurrent assets of discontinued operations, net	987	1,801

Total assets	$63,748	$64,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,424	$3,654
Accrued expenses	3,753	3,696
Restructuring reserves	418	784
Current maturities of long-term debt	48	92
Current liabilities of discontinued operations	1,255	3,844

Total current liabilities	9,898	12,070

Long-term debt, net of current maturities	6	11

Minority interest	4,704	3,399

Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,008,358 and 24,905,507 shares issued at September 30, 2003 and December 31, 2002, respectively	250	249
Additional paid-in-capital	77,867	77,753
Accumulated deficit	(24,981)	(27,132)
Treasury stock, at cost, 3,718,599 and 2,473,640 shares at September 30, 2003 and December 31, 2002, respectively	(3,996)	(2,222)

Total stockholders’ equity	49,140	48,648

Total liabilities and stockholders’ equity	$63,748	$64,128

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenue:
Surgical facilities	$9,374	$8,277	$27,202	$24,473
Product sales and other	5,000	4,987	14,693	15,613

Total net revenue	14,374	13,264	41,895	40,086

Operating expenses:
Salaries, wages and benefits	5,189	5,014	15,420	14,799
Cost of sales and medical supplies	3,400	3,458	10,192	10,245
Selling, general and administrative	2,947	2,838	8,776	8,346
Depreciation and amortization	665	655	1,960	1,967

Total operating expenses	12,201	11,965	36,348	35,357

Income from continuing operations	2,173	1,299	5,547	4,729

Other (income) expense, net	842	(216)	1,964	(389)

Income from continuing operations before income taxes	1,331	1,515	3,583	5,118
Income tax provision	534	606	1,437	2,047

Net income from continuing operations before cumulative effect of change in accounting principle	797	909	2,146	3,071
Net income from discontinued operations	1	18	5	199
Net gain (loss) on disposal of discontinued operations	—	6	—	(21)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,803)

Net income	$798	$933	$2,151	$1,446

Basic earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.04	$0.04	$0.10	$0.13
Income from discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income	$0.04	$0.04	$0.10	$0.06

Diluted earnings per common share:
Income from continuing operations before cumulative effect of change in accounting principle	$0.04	$0.04	$0.10	$0.13
Income (loss) from discontinued operations	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	(0.07)

Net income	$0.04	$0.04	$0.10	$0.06

Weighted average common shares outstanding	21,361	23,129	21,534	24,170
Dilutive effect of employee stock options	661	144	419	65

Diluted weighted average common shares outstanding	22,022	23,273	21,953	24,235

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,151	$1,446
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions:
Net earnings of discontinued operations	(5)	(178)
Cumulative effect of change in accounting principle, net	—	1,803
Depreciation and amortization	1,960	1,967
Deferred taxes	1,441	2,166
Loss (gain) on sale of minority interests	73	(537)
Minority interests	1,955	350
Distributions to minority partners	(1,465)	(45)
Changes in operating assets and liabilities—
Accounts receivable	(2,327)	773
Inventory	(335)	(179)
Other current assets	(124)	1,321
Accounts payable and accrued expenses	786	872
Other noncurrent assets	283	(47)

Net cash provided by operating activities	4,393	9,712

Cash flows from investing activities:
Purchases of property and equipment	(2,331)	(1,099)
Acquisitions of majority interests	—	(6,151)
Proceeds from sale of minority interests	380	937
Other investing activity	110	(222)

Net cash used in investing activities	(1,841)	(6,535)

Cash flows from financing activities:
Borrowings under revolving line of credit	825	24,590
Payments under revolving line of credit	(825)	(37,420)
Proceeds from the issuance of common stock	115	44
Payments of other debt, debt issuance fees and capital lease obligations	(164)	(425)

Net cash used in financing activities	(49)	(13,211)

Cash flows from discontinued operations:
Operating activities	(2,026)	2,468
Investing activities	2,310	8,590
Financing activities	—	(26)

Net cash provided by discontinued operation	284	11,032

Net increase in cash and cash equivalents	2,787	998
Cash and cash equivalents, beginning of period	1,957	967

Cash and cash equivalents, end of period	$4,744	$1,965

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2002, filed by NovaMed Eyecare, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Prior year amounts have been reclassified to conform to current year presentation as further discussed in Note 3 below.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS—CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2002 the Company adopted SFAS 142. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, the carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. Impairment losses identified at the initial adoption of SFAS 142 are reported as a change in accounting principle. Subsequent impairment losses are reported in income from continuing operations.

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

The changes in the carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2003 are as follows:

	Unamortized Intangible Assets	Amortized Intangible Assets
Balance as of December 31, 2002	$26,756	$—
Two-year non-compete agreement	—	43
Purchase price adjustment	(29)	—
Amortization expense	—	(15)

Balance as of September 30, 2003	$26,727	$28

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2003

(Dollars in thousands, except per share data; unaudited)

3.	DISCONTINUED OPERATIONS

Effective January 1, 2002 the Company adopted SFAS 144 under which it reports as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144 projected operating results and the estimated gain or loss on sale is no longer accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. The Company sold two ambulatory surgery centers and six optical dispensary businesses during 2002 and the first half of 2003, all of which are reported as discontinued operations. As required by SFAS 144, prior period financial statements have been revised to reflect these operations as discontinued. Previously reported net income and stockholders’ equity remains unchanged as a result of the revision.

During 2001, the Company implemented a Plan of Discontinued Operations and Restructuring (the “Plan”). The Plan involved the divestiture of the management services segment or physician practice management (“PPM”) business. The results of these discontinued operations are accounted for under Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued at the date the plan was adopted in 2001. As of September 30, 2003, the Company had completed eighteen planned divestiture transactions. During the fourth quarter of 2002, the decision was made to retain management services agreements with one physician practice and one optometric practice that had been included in the Plan. The reserve established related to these operations was reversed during the fourth quarter of 2002 and the results are reported as continuing operations.

As of September 30, 2003, the Company has received proceeds of $18.8 million, consisting of $17.7 million in cash and $1.1 million in promissory notes with multi-year terms from the sale of the PPM business, two ASCs and six optical dispensaries. The Company also received as consideration 2.7 million shares of its common stock.

The operating results of all discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenue	$118	$7,818	$1,546	$30,954
Operating expenses	576	8,005	3,588	30,734
Interest and other (income) expense, net	—	(6)	(2)	91

Income (loss) from operations before income taxes	(458)	(181)	(2,040)	129
Income tax provision (benefit)	(183)	(72)	(816)	51

Net income (loss) from operations	(275)	(109)	(1,224)	78
Net loss charged to reserves	(276)	(127)	(1,229)	(121)

Net income per statement of operations	$1	$18	$5	$199

Gain (loss) on disposal	$—	$10	$—	$(35)
Income tax expense (benefit)	—	4	—	(14)

Net gain (loss) on disposal of discontinued operations	$—	$6	$—	$(21)

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2003

(Dollars in thousands, except per share data; unaudited)

The balance sheet components of discontinued operations are summarized as follows:

	September 30, 2003	December 31, 2002
Accounts and notes receivable	$254	$2,190
Inventories	3	242
Other current assets	101	143

Current assets of discontinued operations	$358	$2,575

Net property and equipment	$987	$756
Intangible assets	—	1,045

Noncurrent assets of discontinued operations	$987	$1,801

Accounts payable	$96	$216
Accrued expenses	86	356
Notes payable and capitalized lease obligations	—	1
Discontinued operations reserves	1,073	3,271

Current liabilities of discontinued operations	$1,255	$3,844

Net interest expense allocated to discontinued operations was zero and $125,000 for the three and nine months ended September 30, 2002, respectively. No interest was allocated to discontinued operations in 2003.

4.	RESTRUCTURING RESERVES

The following represents activity in the restructuring reserves during the first nine months of 2003:

	Reserve at December 31, 2002	Charges Utilized	Reserve at September 30, 2003
Facility closures—
Asset impairments	$55	$(55)	$—
Lease commitments	439	(151)	288
Reorganization of IT—
Lease commitments	154	(81)	73
Other	136	(79)	57

Total reserve balance	$784	$(366)	$418

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2003

(Dollars in thousands, except per share data; unaudited)

5.	OTHER (INCOME) EXPENSE

Other (income) expense consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest expense	$33	$108	$111	$364
Interest income	(41)	(7)	(122)	(68)
Minority interests	700	222	1,955	350
Loss (gain) on sale of minority interests	188	(101)	73	(537)
Legal settlement	—	(443)	—	(443)
Other, net	(38)	5	(53)	(55)

Other (income) expense, net	$842	$(216)	$1,964	$(389)

During the first quarter of 2003 we sold a combined 17.5% interest in an ASC to two former affiliated eye care professionals. Another former affiliated eye care professional purchased a 10% interest in an ASC during the first quarter of 2003 and an additional 10% interest in the same ASC during the third quarter of 2003. Also during the third quarter an existing partner in one of our ASCs purchased an additional 10% interest increasing the total minority interest in that ASC to 20%.

6.	REVOLVING CREDIT FACILITY

At September 30, 2003, the Company had no outstanding borrowings under its revolving credit facility. The maximum commitment available under the Company’s credit facility is $30 million. The credit agreement expires on June 30, 2006.

Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to ..50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. As of September 30, 2003, the Company was in compliance with all its credit agreement covenants.

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2003

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income—as reported	$798	$933	$2,151	$1,446
Deduct: Total stock based compensation, net of related tax effects	(388)	(371)	(1,152)	(1,091)

Pro forma net income	$410	$562	$999	$355

Earnings per share:
Basic—as reported	$0.04	$0.04	$0.10	$0.06

Basic—pro forma	$0.02	$0.02	$0.05	$0.01

Diluted—as reported	$0.04	$0.04	$0.10	$0.06

Diluted—pro forma	$0.02	$0.02	$0.05	$0.01

NOVAMED EYECARE, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2003

(Dollars in thousands, except per share data; unaudited)

8.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2003
Net revenue	$9,374	$2,863	$2,137	$—	$14,374
Earnings (loss) before taxes	1,911	600	(27)	(1,153)	1,331
Depreciation and amortization	436	73	32	124	665
Interest income	—	—	—	41	41
Interest expense	4	—	—	29	33
Capital expenditures	1,048	12	60	15	1,135
Identifiable assets	30,880	11,758	2,464	18,646	63,748

Three months ended September 30, 2002
Net revenue	$8,277	$2,822	$2,165	$—	$13,264
Earnings (loss) before taxes	2,031	287	184	(987)	1,515
Depreciation and amortization	458	73	32	92	655
Interest income	2	—	—	5	7
Interest expense	2	—	—	106	108
Capital expenditures	275	93	43	2	413
Identifiable assets	29,848	12,389	2,540	33,387	78,164

Nine months ended September 30, 2003
Net revenue	$27,202	$8,466	$6,227	$—	$41,895
Earnings (loss) before taxes	6,238	1,705	(199)	(4,161)	3,583
Depreciation and amortization	1,299	214	93	354	1,960
Interest income	19	—	—	103	122
Interest expense	8	—	1	102	111
Capital expenditures	2,098	82	62	89	2,331
Identifiable assets	30,880	11,758	2,464	18,646	63,748

Nine months ended September 30, 2002
Net revenue	$24,473	$8,966	$6,647	$—	$40,086
Earnings (loss) before taxes	7,049	1,180	644	(3,755)	5,118
Depreciation and amortization	1,376	207	88	296	1,967
Interest income	3	1	—	64	68
Interest expense	5	—	—	359	364
Capital expenditures	805	192	81	21	1,099
Identifiable assets	29,848	12,389	2,540	33,387	78,164

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

General

Our core business is the ownership and operation of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. We own and operate seventeen ASCs where surgeons perform various surgical procedures, predominantly cataract and other eye-related surgical procedures. We are also a party to eight fixed-site laser agreements pursuant to which we provide excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

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

The discussion set forth below analyzes certain factors and trends related to the financial results of continuing operations for each of the three and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements above.

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Revenue. Net revenue increased 8.4% from $13.3 million to $14.4 million. Surgical facilities net revenue increased 13.3% from $8.3 million to $9.4 million due to an increase in surgical procedures performed and from the acquisition of new ASCs. During the third quarter of 2003, total surgical procedures performed in our surgical facilities increased 25.0% to 11,786. Cataract procedures increased 19.2%, LVC procedures decreased 17.0% and other procedures increased 64.5%, compared to 2002. Cataract procedures increased 10.7% and other procedures increased 56.3% at facilities owned by us since the beginning of the third quarter of 2002, with the remaining increase in these procedures attributable to our acquisition and development of new facilities. In the third quarter of 2003 revenue from laser vision correction procedures represented 8.2% of our surgical facilities revenue as compared to 14.1% for the same period last year.

Product sales and other net revenue was unchanged at $5.0 million for the third quarter of 2002 and 2003. We experienced a 16.3% decrease in sales at our wholesale lab business that we believe is primarily due to economic conditions. This decrease was offset by a 37.9% increase in revenue at our marketing products company and a 20.9% increase in revenue at our optical products purchasing organization.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 3.5% from $5.0 million to $5.2 million due to the addition of new surgical facilities partially offset by reduced staffing at some of our operating locations. As a percentage of net revenue, salaries, wages and benefits expense decreased from 37.8% to 36.1%, a result of a decrease in staffing in each of our three operating segments.

Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense was $3.4 million, a decrease of 1.7% from the prior year period. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 26.1% to 23.7%. This decrease is due to our product sales net revenue decreasing to 19.9% of total net revenue in the third quarter of 2003, down from 21.3% in the same period last year. This segment has a higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities and other segments.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense increased 3.8% from $2.8 million to $2.9 million. As a percentage of net revenue, SG&A expense decreased from 21.4% to 20.5%. The absolute increase in SG&A expense is primarily the result of expenses at new surgical facilities acquired or developed subsequent to the second quarter of 2002.

Depreciation and Amortization. Depreciation and amortization expense increased 1.5% from $655,000 to $665,000. The increase is due to capital spending and the addition of new surgical facilities.

Other Income / Expense. We recognized $842,000 of other expense in the third quarter of 2003 versus $216,000 of other income in the third quarter of 2002. As the result of the acquisition and development of new ASCs, and the sale of minority interests in some of our existing ASCs, minority interests increased to $700,000 from $222,000 in the prior year. The third quarter of 2002 included a $101,000 gain on the sale of a minority interest in one of our ASCs, while the third quarter of 2003 includes a $188,000 loss on the sale of minority interests in two of our ASCs. We had net interest income of $8,000 in the third quarter of 2003 compared to net interest expense of $101,000 in 2002. We had no borrowings under our credit agreement during the third quarter of 2003 versus average borrowings of $7.7 million during the third quarter of 2002. The third quarter of 2002 also included $443,000 of income from the settlement of an antitrust class action lawsuit.

Provision for Income Taxes. The effective tax rate was approximately 40% for both the third quarters of 2002 and 2003. This represents a 34% federal tax rate and combined state tax rate of 6%.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net Revenue. Net revenue increased 4.5% from $40.1 million to $41.9 million. Surgical facilities net revenue increased 11.2% from $24.5 million to $27.2 million due to the acquisition of new ASCs and an increase in surgical procedures performed. During the first nine months of 2003, total surgical procedures performed in our surgical facilities increased 16.9% to 33,242. Cataract procedures increased 26.6%, LVC procedures decreased 34.6% and other procedures increased 48.8%, compared to 2002. Cataract procedures increased 11.8% and other procedures increased 31.1% at facilities owned by us since the beginning of 2002, with the remaining increase in these procedures attributable to our acquisition and development of new facilities. For the nine months ended September 2003, revenue from laser vision correction procedures represented 9.4% of our surgical facilities revenue compared to 20.8% for the same period last year.

Product sales and other net revenue decreased 5.9% from $15.6 million to $14.7 million. The majority of the decrease is due to an 18.8% reduction in sales at our wholesale lab business that we believe is primarily due to economic conditions. The remaining decrease is attributable to an 8.2% year-to-year decline in revenue at our physician practice located in the southeast resulting from the departure of a physician. These decreases were partially offset by a

22.5% increase in revenue at our marketing products company and a 6.5% increase in revenue at our optical products purchasing organization.

Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 4.2% from $14.8 million to $15.4 million. As a percentage of net revenue, salaries, wages and benefits expense decreased slightly from 36.9% to 36.8%, a result of a decrease in staffing at some of our operating locations. The absolute increase in salaries, wages and benefits expense is due to several factors including the payroll costs from new surgical facilities, increases in corporate payroll costs, and an increase in the cost of providing health benefits to our employees.

Cost of Sales and Medical Supplies. Cost of sales and medical supplies expense was $10.2 million, unchanged from the prior year period. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 25.6% to 24.3%. This decrease is due to our product sales net revenue decreasing to 20.2% of total net revenue in the first nine months of 2003, down from 22.4% in 2002. This segment has a higher cost of sales and medical supplies expense relative to net revenue than our surgical facilities and other segments.

Selling, General and Administrative. SG&A expense increased 5.2% from $8.3 million to $8.8 million. As a percentage of net revenue, SG&A expense remained relatively flat, increasing from 20.8% to 20.9%. The absolute increase in SG&A expense is primarily the result of expenses at new surgical facilities.

Depreciation and Amortization. Depreciation and amortization expense was $2.0 million for the first nine months of 2003 and 2002.

Other Income / Expense. We recognized $2.0 million of other expense in the first nine months of 2003 versus $389,000 of other income in the same prior year period. As the result of the acquisition and development of new ASCs, and the sale of minority interests in some of our existing ASCs, minority interests increased to $2.0 million from $350,000 in the prior year. The first nine months of 2003 includes a $73,000 net loss on the sale of minority interests in four of our ASCs whereas we recognized a $537,000 gain on such sales in the first nine months of 2002. We had net interest income of $11,000 in the first nine months of 2003 compared to net interest expense of $296,000 in the first nine months of 2002. We had minimal borrowings under our credit agreement during 2003 versus average borrowings of $12.6 million during the first nine months of 2002. The first nine months of 2002 included $443,000 of income from the settlement of an antitrust class action lawsuit.

Provision for Income Taxes. The effective tax rate was approximately 40% for both the first nine months of 2002 and 2003. This represents a 34% federal tax rate and combined state tax rate of 6%.

Liquidity and Capital Resources

Net cash provided by continuing operating activities was $4.4 million and $9.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease from last year is due primarily to an increase in accounts receivable and cash distributions to our minority interest partners. In addition, the period ended September 30, 2002 included a $1.5 million refund of 2001 estimated federal tax payments. In the first nine months of 2003 we used $2.3 million of cash for capital expenditures, including $1.3 million for the development of a new ASC. At September 30, 2003, we had working capital of $13.3 million which includes a $3.6 million tax receivable from our carryback of a 2002 net operating loss to prior tax years. The 2002 net operating loss resulted from the execution of our Discontinued Operations and Restructuring Plan. We received the cash refund in October 2003.

During the first nine months of 2003, we completed four divestiture transactions. We received total proceeds of $1.5 million. We also received as consideration 756,500 shares of our common stock. In addition, we received $380,000 in cash and 261,000 shares of our common stock from the sale of minority interests in three of our ASCs. During the 2003 third quarter we also received as consideration 227,300 shares of our common stock in repayment of a note receivable from one of our 2002 divestiture transactions.

At September 30, 2003, we had no borrowings outstanding under our revolving credit facility. We entered into a new amended and restated credit facility effective June 26, 2003. The maximum commitment available under our facility is $30 million. Interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. The credit agreement requires that the Company use 100% of the proceeds from its divestiture transactions to pay down its outstanding debt. As of September 30, 2003, the Company was in compliance with all its credit agreement covenants. The credit agreement expires on June 30, 2006.

We expect our cash flow from operations and funds available under our credit facility will be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, the future cost of surgical equipment and the cost of completing our discontinued operations plan.

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in six of our seventeen ASCs. These are summarized as follows:

•	One of our former affiliated physicians has the option to acquire up to a 30% interest in one of our wholly owned ASCs, exercisable beginning January 1, 2004 through January 1, 2006;

•	One of our former affiliated physicians who owns a 5% interest in one of our ASCs has the option to acquire an additional 5% interest, exercisable beginning July 1, 2003 through July 1, 2005;

•	Two of our former affiliated physicians who own a 49% interest in one of our ASCs have an option to purchase our remaining 51% interest, exercisable on April 15, 2005;

•	One of our former affiliated physicians who owns a 49% interest in one of our ASCs has an option to purchase our remaining 51% interest, exercisable at periodic intervals beginning March 1, 2005 through March 1, 2008;

•	One of our existing physician-partners who owns a 40% interest in one of our ASCs has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006; and

•	One of our former affiliated physicians has an option to purchase a 10% interest in one of our wholly owned ASCs, exercisable on or before July 31, 2004.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2003 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to access capital to pursue our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally and in response to a protracted economic downturn. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on their evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that these controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

We filed a report on Form 8-K dated August 6, 2003 during the third quarter of 2003 disclosing our press release that announced our results of operations for the period ended June 30, 2003.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED EYECARE, INC.

/S/ SCOTT T. MACOMBER	November 13, 2003
Scott T. Macomber	Date
Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)
/S/ JOHN P. HART	November 13, 2003
John P. Hart	Date
Vice President, Corporate Controller (as principal accounting officer)