Form 10-K
period 2003-12-31
NOVAMED INC
filed 2004-03-29
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 0-26625

NOVAMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4116193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:   (312) 664-4100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]   No [X]

The aggregate market value of the registrant’s 17,651,138 shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant’s Common Stock on June 30, 2003 was $23,122,991. The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of March 19, 2004 was 21,343,599.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement in connection with the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

This Annual Report on Form 10-K (the “Form 10-K”) contains, and incorporates by reference, certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2004 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally and in response to a protracted economic downturn. These factors and others are more fully set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, you should understand all references to “we,” “us” and “our” to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1.    Business

General

We are a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of March 15, 2004, we own and operate 17 ASCs located in 14 states. Currently, most of our ASCs are single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures — primarily cataract and laser vision correction (LVC) surgery. Most of our ASCs are also practice-based facilities — meaning that they are located adjacent to or near a physician practice. As of March 15, 2004, we own a majority interest in 14 of our ASCs, with physicians owning the remaining equity interests. We own all of the equity interests in our other three ASCs; however, in the future we may either elect, or be required pursuant to existing agreements, to sell to physicians a minority interest in these facilities.

On March 26, 2004, we changed our name from NovaMed Eyecare, Inc. to NovaMed, Inc. We changed our name to reflect our strategy to expand our surgical facilities business into additional medical specialties. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We are also exploring ways to efficiently add new specialties to our existing ASCs.

In addition to having surgical equipment in our ASCs, we also provide excimer lasers to ophthalmologists for their use in performing laser vision correction surgery in their offices. We provide these excimer lasers and other services pursuant to laser services agreements.

We also own and operate optical laboratories, an optical products purchasing organization and a marketing products and services business.

In addition to our surgical facilities and optical products businesses, we provide management services to two eye care practices pursuant to long-term service agreements. Under these service agreements, we provide business, information technology, administrative and financial services to these practices in exchange for a management fee. One practice is an optometric practice with an optical retail store located in the Chicago market. The other practice is primarily an ophthalmology practice with multiple locations in Georgia.

We were originally organized as a Delaware limited liability company in March 1995, under the name, NovaMed Eyecare Management, LLC. In connection with a capital infusion from venture capital investors in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, responsible for overall strategic planning, with NovaMed Eyecare Management, LLC as our principal operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In August 1999, we consummated our initial public offering of common stock. On March 26, 2004, we changed our name to NovaMed, Inc. We also changed the name of one of our principal operating subsidiaries from NovaMed Eyecare Services, LLC to NovaMed Management Services, LLC.

Information Available

Our corporate headquarters are located at 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611, and our website is www.novamed.com. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Discontinued Operations

In October 2001, we announced our intentions to discontinue our management services business. In assessing our overall business, our Board of Directors determined that we should focus our business strategy primarily on the acquisition, development and operation of surgical facilities. Our surgical facilities segment was historically more efficient than our other business segments, requiring relatively lower operating costs and producing our highest operating margins. In reviewing our management services business, our Board determined that, although the segment had been historically profitable, the returns did not justify the high overhead and capital spending necessary to operate the business. Beginning in the third quarter of 2001, we reflected the management services business as discontinued operations in our financial statements.

We completed our discontinued operations plan in December 2003 when we divested our last physician practice remaining in discontinued operations. The only matters remaining in our discontinued operations reserves on our consolidated financial statements relate to any ongoing commitments that we have with respect to these discontinued business operations. These commitments primarily include ongoing office lease obligations (to the extent we have been unable thus far to negotiate subleases or early lease terminations) and severance obligations. From December 2001 to December 2003, we negotiated and closed 19 divestiture transactions in which we: (a) terminated or assigned the service agreement with our affiliated practices; (b) terminated or transferred all employees providing services at these practice locations; (c) closed or relocated our regional business offices; (d) sold practice-based assets including fixed assets, equipment and accounts receivable; and (e) terminated or transferred certain corporate employees who provided services primarily to the management services business.

From the 19 divestiture transactions that we completed, we have received in the aggregate as of March 15, 2004, approximately $18.2 million in cash proceeds, promissory notes under which approximately $800,000 of principal remains payable to us in installments over periods ranging from one to five years, and approximately 2.7 million shares of our common stock. In addition, certain of the buyers assumed various liabilities, including equipment and office leases. As part of these transactions, we generally required our former affiliated physicians to enter into multi-year restrictive covenants precluding them from owning and operating ASCs and other licensed surgical facilities. In addition, depending on the particular characteristics of the affiliated practice, we entered into multi-year optical products supply agreements and multi-year refractive service agreements. Under these agreements, we are continuing to provide services to these practices from our continuing business segments. Under our refractive service agreements, we have contracted with these practices to be their exclusive provider of current and future refractive technology. With our optical products supply agreements, our optical products purchasing organization and optical laboratories are the primary providers of optical products and supplies to these entities.

In addition to our divestiture transactions, we also sold minority equity interests in certain of our existing ASCs to various physician-owners of our former affiliated practices. During 2003, we sold minority interests in four ASCs in exchange for approximately $1.9 million in cash and 261,000 shares. In early 2004, we sold minority interests in another ASC to various physicians in the local marketplace. With these minority interest sales, we have now sold minority interests in 10 of our ASCs since January 1, 2002. In return, we received in the aggregate approximately $4.9 million in cash proceeds and approximately one million shares of our common stock.

Industry Overview

Ambulatory Surgery Center Industry

The term “ambulatory surgery” refers to procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ambulatory surgery center industry has grown consistently, with 3,644 ASCs in business in the United States as of February 2003 according to Verispan, L.L.C., an independent health care market research and information firm. Improved surgical techniques and technologies, including improved anesthesia techniques, have contributed to the expansion of surgical procedures that can be performed in an ASC. According to Verispan, L.L.C., an estimated 7.8 million surgeries were projected to be performed in the U.S. at ASCs in 2003, up an estimated 8.3% from 2002. Ophthalmology is the largest single type of outpatient surgery performed in ASCs, representing approximately 27% of all ASC surgeries performed in 2002. Eye surgery is performed in approximately 50% of all ASCs.

We believe that the convenience and efficiencies offered by an ASC setting have also contributed to the growth in ASC procedures. We believe that many physicians prefer an ASC to a hospital because of greater scheduling flexibility, faster turnaround time between cases and more efficient nurse staffing. Patients prefer the experience of a surgical facility dedicated to their specialized surgery that is free from disruptions or scheduling conflicts that often arise in hospitals due to emergency procedures or more complex surgical procedures that run longer than expected. Moreover, we believe third party payors recognize the cost-effective benefits of ASCs.

Cataract Surgery.  Cataract surgery is currently the most widely performed surgical procedure in the U.S., with an estimated 2.8 million cataract surgeries in 2003, an increase of approximately 3% over 2002. A cataract occurs when the normally transparent lens of the eye becomes cloudy as part of the aging process. In cataract surgery, the ophthalmologist removes the clouded natural lens and replaces it with a synthetic intraocular lens. Cataract surgery is typically performed on an outpatient basis using local anesthesia, and the procedure time is typically less than 30 minutes. Cataract procedures are expected to continue to increase for many years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the vast majority of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers. According to the U.S. Department of Health and Human Services, approximately 36 million people in the U.S. are age 65 or older. By 2010, this age group is expected to reach approximately 40 million.

Vision Correction Surgery.  According to the National Eye Institute, an estimated 150 million people in the U.S. use eyeglasses or contact lenses to correct refractive errors. Refractive errors are optical defects that result in light not being properly focused on the eye’s retina. If the cornea’s curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the person will see a blurred image. The three most common refractive errors are:

•	myopia, commonly referred to as nearsightedness, which is caused by a steepening of the cornea, resulting in the blurring of distant objects

•	hyperopia, commonly referred to as farsightedness, which is caused by a flattening of the cornea, resulting in the blurring of close objects

•	astigmatism, in which images are not focused on any point due to the varying curvature of the eye along different axes, which results in a distorted view of images

New surgical technologies and techniques have been developed over the years to correct some of these common refractive errors that result from the improper curvature of the cornea. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. The introduction of LASIK offered significant benefits to ophthalmologists over preceding refractive surgical techniques such as Radial Keratotomy, or RK, and the first vision correction surgery that used laser technology, Photorefractive Keratectomy, or PRK. Relative to the earlier refractive surgical techniques, the LASIK procedure provides significant reductions in patient pain or discomfort, patient recovery times ranging from a few hours after the procedure to two weeks, and reduced complication rates.

Although the number of laser vision correction procedures performed in the U.S. grew rapidly between 1996 and 2000, the number of annual procedures has declined over the past three years. In 2003, ophthalmologists performed an estimated 1.15 million laser vision correction surgery procedures in the U.S., representing a decrease of approximately 2% from 2002.

Optical Products and Services Industry

The eye care market consists of a large, diverse group of services and products. The eye care services market includes routine eye examinations as well as diagnostic and surgical procedures that address complex eye and vision conditions. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism as described above. Other frequently treated conditions include cataracts, glaucoma, macular degeneration and diabetic retinopathy. Eye and vision conditions are typically treated with surgery, pharmaceuticals, prescription glasses, contact lenses or some combination of these treatments. Additional services offered by eye care professionals include research services for eye care devices or pharmaceuticals being developed or tested in clinical trials. The optical products market consists of the manufacture, distribution and sale of optical goods including corrective lenses, eyeglasses, frames, contact lenses and other optical products and accessories.

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

Our Business Model

With the divestiture of our management services business behind us, we are now focused primarily on acquiring, developing and operating ASCs within new and existing markets. We believe that our experience in operating ASCs, when coupled with our management services experience in working with doctors, will provide our physician-partners with an efficient operating environment to maximize quality patient care.

Surgical Facilities

As of March 15, 2004, we own and operate 17 ASCs, each of which is a state-licensed and Medicare-certified ASC focused primarily on eye care procedures. Ophthalmologists perform cataract, laser vision correction and other eye related surgical procedures in our ASCs. We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility and minority equity interests are held by physicians living in the ASC’s local community. These arrangements are principally structured as limited liability companies with one of our subsidiaries serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our subsidiaries serving as the general partner. Currently, we own majority equity interests in 14 of our ASCs. We wholly own the remaining three ASCs.

In addition to owning and operating ASCs, we also are parties to laser services agreements pursuant to which we provide excimer lasers and various services to ophthalmologists for their use in performing laser vision correction surgery. In response to the declining demand for laser vision correction surgery, during 2002 and 2003 we closed 10 laser vision correction centers and restructured the manner in which we provided this equipment and these services to minimize our fixed costs. Our excimer lasers are either located in our ASCs or provided to physicians for use in their medical practices through these laser services agreements.

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. The agreement sets forth pricing terms for our APEX/Infinity lasers, as well as the procurement and pricing terms for Alcon’s most technologically advanced laser, the LADARVision System. During the term of this agreement, which expires December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each laser, with minimum annual procedure requirements for each LADARVision System procured under the agreement. As of March 15, 2004, we have eight LADARVision Systems covered by the agreement. Alcon may terminate the agreement if we fail, after reasonable cure periods, to comply with the material terms of the agreement. We may terminate the agreement if the U.S. Food and Drug Administration (FDA), withdraws or materially restricts its approval of the use of any laser covered by the agreement or if patent issues or changes render the lasers unusable.

Product Sales

We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective eyeglass lenses. Our laboratories have in excess of 350 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 100 suppliers. We process consolidated monthly billing for over 1,500 customers that utilize our purchasing organization. Customers of these businesses include our former affiliated doctors who are a party to multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, these supply agreements will expire between March 2007 and May 2009, and the product sales revenue generated from these customers in 2003 constituted less than three percent of our total product sales revenue.

In addition, our marketing products and services business provides eye care professionals with a range of products and services including brochures, videos, advertising and website design, education and training programs, and consulting services.

We also have a long-term service agreement with an optometric practice located in Illinois. The optometric practice also has a retail optical outlet that sells eyeglasses and other products to patients. We provide all of the services, facilities and equipment necessary to operate this optometric practice under a 25-year service agreement. The services include:

•	billing, collection and cash management services

•	procuring and maintaining all office space, equipment and supplies

•	subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel

•	assisting in recruiting additional doctors

•	all administrative and support services

•	information technology services

Other

We have a 40-year service agreement in place with an ophthalmology practice with multiple locations in Georgia. This service agreement also covered a practice location in Tennessee during 2003; however, we sold our practice operations in Tennessee effective as of February 1, 2004. We provide all of the services, facilities and equipment necessary to operate this medical practice, including services identical in nature to those described above with respect to our Illinois affiliated optometric practice. We also have a five-year administrative services agreement with a former affiliated practice under which we provide limited administrative and financial services to the practice.

Our Growth Strategy

Surgical Facilities

We are focused on acquiring, developing and operating ASCs. Currently, all of our ASCs provide primarily eye surgical services, but we have started to introduce other specialties such as pain management and podiatry in some of our centers. Although we intend to continue to pursue the acquisition and development of eye care ASCs, we are also pursuing the acquisition and development of ASCs in other specialties. The key elements of our growth strategy are:

•	Acquiring majority equity interests in ASCs in partnership with physician-owners;

•	Developing newly constructed ASCs through joint ownership arrangements with physicians; and

•	Increasing the revenue and profitability of our existing ASCs.

Acquiring Majority Interests in ASCs

We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established, single-specialty ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need, or CON, for development. In analyzing potential transactions, the evaluation of our prospective doctor-partners is a critical factor. We recognize that the success of the targeted ASC is tied directly to the success of our doctor-partners and their practices. We believe our management services experience greatly enhances our doctor evaluation process.

We also assess the target facility’s potential for future growth. We identify opportunities to add new doctors or surgical procedures, or to improve managed care participation. We also examine the opportunities to reduce expenses through improved staff efficiency, better doctor scheduling and reduced supply costs. Our development staff and operations personnel work closely to formulate a growth strategy for each newly acquired facility to maximize our return on investment.

We currently intend to finance our future acquisitions of equity interests in ASCs using our existing cash balance, cash generated from our operations and amounts borrowed under our credit facility. We renegotiated our credit facility during 2003, and our new facility expires on June 30, 2006.

Developing Newly Constructed ASCs

Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who don’t have the resources, productivity or expertise to construct a facility on their own and need a corporate partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. During 2003, we opened a new ASC in Missouri that we developed with one of our physician-partners. This ASC is licensed as a multi-specialty facility but is presently focused primarily on eye care procedures. During 2003, we also began developing with two new physician partners an ASC specializing in pain management procedures. This center is awaiting state licensure approval and has not yet opened as of March 15, 2004.

Increasing Revenue and Profitability of our Existing ASCs

The revenue generated by our ASCs is driven by the surgical procedures performed by physicians. Revenue growth in our existing ASCs will be derived from an increase in surgical procedures performed at each facility, whether this increase is from the existing physicians or new physicians utilizing the facility. All of our ASCs currently have the capacity to handle additional procedures. Given this capacity, we attempt to introduce the benefits of our facilities to new doctors who may be using other less efficient and convenient facilities. We believe the efficiency and convenience of an ASC, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients and provides a more attractive setting than hospitals. We also work with our physicians in identifying new procedures, technologies or equipment to integrate into our facilities and expanding the scope of surgical services available in a cost-effective manner. Moreover, with a substantial portion of our ASC revenue derived from government and private third party payors, we are continuously evaluating and attempting to increase the levels of our managed care panel participation.

With our existing centers that currently provide predominantly eye-related surgical services, we are also exploring efficient ways to add new surgical specialties. During 2003, for example, we added pain management procedures to one of our ASCs. We believe pain management and podiatry are attractive specialties that we can add to some of our existing ASCs in an effort to increase capacity in a relatively cost-effective manner. We are often required to get state licensure approval to add other specialties to our existing centers. The likelihood of our success in receiving these approvals will vary by state.

Eleven of our 17 ASCs are currently accredited by the Accreditation Association for Ambulatory Health Care, or AAAHC. We believe that many managed care panels use AAAHC accreditation as a quality benchmark. Because some managed care panels do not contract with a facility that is not accredited, we believe our emphasis on having our facilities accredited in certain competitive managed care markets will maximize our managed care panel participation and also reflects our commitment to providing high quality patient care.

Staffing and medical supply costs are generally an ASC’s two largest expense categories. We analyze staffing schedules and work with physicians to schedule surgeries in a manner that maximizes staff efficiency and optimizes staffing costs. We also have negotiated purchasing contracts with many of our largest vendors and we educate our doctors on lower cost supply alternatives that still maintain high patient care standards.

Product Sales

We believe there are opportunities to grow our optical products and services business by adding ophthalmologists and optometrists as customers, as well as offering a broader range of products and services to our existing customer base.

Competition

Surgical Facilities

In acquiring and developing ASCs, we compete with both corporations and physicians. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger, publicly held companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. Our primary competitors in acquiring, owning and operating ASCs are AmSurg Corp., United Surgical Partners International, Inc., HealthSouth Corporation and Symbion, Inc.

Product Sales

Our two optical laboratories face a variety of national, regional and local competitors. We compete in the optical laboratory market on the bases of quality of service, breadth of services, reputation and price.

In the market for providing optical group purchasing services, we primarily compete with national and regional buying groups, as well as large vendors. Competition in this market is based upon service, price, and the strength of the purchasing organization, including the ability to negotiate discounts with suppliers.

Other

Our management services are provided to eye care professionals through long-term affiliations. The market for these management services is fragmented, and we do not face any single, dominant U.S. national competitor. Eye care professionals may seek a corporate partner to assist them in the growth and development of their practices, as well as with the day-to-day management and administration of their businesses. Factors that may influence an eye care professional’s decision to retain a corporate partner to provide management services are the corporate partner’s experience and scope and quality of services offered, the eye care professional’s need for these services, and the price for such services.

Employees

As of March 15, 2004, we had approximately 341 employees, 244 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

Many of our ASCs are located adjacent to a physician practice. In a few instances, our ASCs may lease from the physician practice some or all of the individuals who provide services in the ASC on our behalf. This is typically only done when the ASC may provide surgical services on a limited schedule. This leasing model allows us to staff these centers in a more cost-effective manner.

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

We believe our business practices comply in all material respects with applicable federal, state and local laws and regulations. If the legal compliance of any of our activities were challenged, however, we might have to divert substantial time, attention and resources from running our business to defend against these challenges regardless of their merit. If we do not successfully defend these challenges, we might face a variety of adverse consequences including losing our ASC licenses, losing our eligibility to participate in Medicare, Medicaid or other federal or state health care programs, or losing other contracting privileges and, in some instances, civil or criminal fines. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

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

The federal anti-kickback statute contains a number of exceptions. In order to address the problems created by the broad language of the statute, Congress directed the Department of Health and Human Services, or DHHS, to develop regulatory exceptions, known as safe harbors, to the federal anti-kickback statute’s referral prohibitions. When possible, we have attempted to structure our business operations within a safe harbor. However, some aspects of our business either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards exist. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of February 1, 2004 we co-own 14 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling interests in our existing wholly-owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

The applicable regulatory authorities have provided limited guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the guidance that is available, we believe that our joint ownership complies with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs are Medicare certified; patients referred to an ASC by an investor are informed of the referring physician’s investment interest in the ASC; the terms on which an investment interest in the ASC is offered to an investor are not related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity will loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC is directly proportional to the investors’ investment interests; the ASCs treat federal health program beneficiaries in a non-discriminatory manner; and Medicare-recognized surgical procedures account for a significant portion of the investor-physicians’ medical practice income.

Self-Referral Law.    Subject to limited exceptions, the federal self-referral law, known as the “Stark Law,” prohibits physicians and optometrists from referring their Medicare or Medicaid patients for the provision of “designated health services” to any entity with which they or their immediate family members have a financial relationship. “Financial relationships” include both compensation and ownership relationships. “Designated health services” include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services. The term “designated health service” does not include surgical services. Physicians do not currently refer to our ASCs for the provision of “designated health services” that are not otherwise excepted or protected under the Stark Law.

The Stark law does not prohibit physician ownership or investment interests in ASCs to which they refer patients. The Centers for Medicare and Medicaid Services clarified this in the Phase I regulations interpreting the Stark law by providing that services that would otherwise constitute a “designated health service,” but that are paid by Medicare as part of composite rate, will not be considered designated health services for purposes of the Stark Law. Thus, when an intraocular lens, or IOL, used in cataract surgery, or another service or item that would otherwise qualify as a “designated health service,” is included in an ASC composite payment rate, the IOL (or other such item or service) will not be considered to be a “designated health service.”

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

Health Insurance Portability and Accountability Act.    In August of 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Included within HIPAA’s health care reform provisions are its “administrative simplification” provisions, which require that health care transactions be conducted in a standardized format, and that the privacy and security of certain individually identifiable health information be protected. Proposed rules for many of the administrative simplification subject areas have been published.

Final rules covering “Standards for Electronic Transactions and Code Sets” were published on August 17, 2000, and set forth the standardized billing codes and formats that we must use when conducting certain health care transactions and activities. The effective date of these final rules was October 16, 2000. Compliance with these rules was required by October 16, 2002, but by filing an extension plan by October 16, 2002, we extended this compliance date to October 16, 2003 for our ASCs. Notwithstanding these deadlines, CMS announced on September 23, 2003 that it would establish a contingency plan for accepting non-standard transactions after October 16, 2003. This contingency plan remains in effect, however it was modified in February 2004 to state that providers submitting non-standard Medicare claims as of July 2004 can be expected to wait an additional 13 days for payment of each such claim. Our ASCs are utilizing standard transactions whenever possible and stand ready to convert to standard transactions with all payors as such payors become ready, or to utilize paper claims in limited circumstances, all in compliance with HIPAA.

On December 28, 2000, as modified on May 31, 2002 and August 14, 2002, the DHHS published final rules addressing “Standards for Privacy of Individually Identifiable Health Information” under HIPAA’s administrative simplification provisions. Compliance with these rules was required by April 14, 2003. These rules create substantial compliance issues for all “covered entities” — which include health care providers, health plans, and health care clearinghouses — that engage in regulated transactions and activities. Operations of our ASCs are covered by the final rules. We believe our ASCs are in substantial compliance with these final rules.

Final rules addressing the “Security Standards” under HIPAA’s administrative simplification provisions were published on February 20, 2003. Our ASCs must comply with these regulations by April 21, 2005. We are still in the process of determining what impact these rules will have on our operations.

On January 23, 2004, DHHS published the final rule on “Standard Unique Health Identifiers for Health Care Providers.” Under this final rule, all HIPAA covered entities — which includes our ASCs — must apply for a National Provider Identifier (NPI) in order to be able to transmit any health information in electronic form. Application may be made beginning on, but not earlier than, May 23, 2005. As this final rule was issued only recently, we do not yet know the time or expense that we can expect when applying for NPIs.

Violations of HIPAA’s administrative simplification provisions can result in civil penalties of up to $25,000 per person per year for each violation or criminal penalties of up to $250,000 and/or up to 10 years in prison per violation.

State Law

Facility Licensure and Certificate of Need.    We are required to obtain and maintain licenses from the state departments of health in states where we open, acquire and operate ASCs. We believe that we have obtained and that we maintain the necessary licenses in states where licenses are required. With respect to future expansion, we cannot assure you that we will be able to obtain the required licenses without unreasonable expense or delay. In addition, we cannot assure you that we will be able to maintain licenses for all of our operating ASCs. We believe our ASCs are in compliance with all applicable state licensure requirements, but we cannot guaranty that the state departments of health will continue to view our facilities as being in compliance.

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

Self-Referral Laws.    In addition to the Federal Stark Law, a number of states have enacted laws that require disclosure of or prohibit referrals by health care providers to entities in which the providers have an investment interest or with which the providers have a compensation relationship. In some states, these restrictions apply regardless of the patient’s source of payment.

State Privacy Laws.    Numerous states have enacted privacy laws that have similar objectives to the Federal HIPAA privacy regulations. These laws, which vary from state to state, require that certain protective measures be taken in connection with the disclosure of a patient’s identifying information.

Corporate Practice of Medicine.    A number of states have enacted laws that prohibit, or have common law that prohibits, the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Application of the corporate practice of medicine prohibition varies from state to state. Although we neither employ physicians nor provide professional medical services, we continue to provide services to physicians in connection with their performance of surgical procedures through laser services agreements and through our remaining management services agreements. To the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, we cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction’s corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with these eye care professionals and there is a possibility that some provisions of our agreements may not be enforceable.

Fee-Splitting Laws.    The laws of some states prohibit providers from dividing with anyone, other than providers who are part of the same group practice, any fee, commission, rebate or other form of compensation for any services not actually and personally rendered. Penalties for violating these fee-splitting statutes or regulations may include revocation, suspension or probation of a provider’s license, or other disciplinary action. In addition, courts have refused to enforce contracts found to violate state fee-splitting prohibitions. The precise language and judicial interpretation of fee-splitting prohibitions varies from state to state. Courts in some states have interpreted fee-splitting statutes to prohibit all percentage of gross revenue and percentage of net profit management fee arrangements. Other state statutes only prohibit fee splitting in return for referrals. To the extent any of our contractual arrangements are construed by a court or enforcement agency to violate the jurisdiction’s fee-splitting laws, we may be required to redesign or reformulate our arrangements and there is a possibility that some provisions of our agreements may not be enforceable.

Excimer Laser Regulation

Medical devices, including the excimer lasers used in our ASCs, are subject to regulation by the FDA. Medical devices may not be marketed for commercial sale in the U.S. until the FDA grants pre-market approval for the device.

Failure to comply with applicable FDA requirements could subject us or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers.

Government Regulation — Management Services

Our management services business and the operations of our affiliated providers are also subject to extensive and continuing regulation by governmental entities at the federal, state and local levels. The following is a summary of the health care regulatory issues affecting our management services business, both with respect to our affiliated providers and us:

Federal Law

Anti-Kickback Statute.    As discussed above, there are safe harbor regulations to the federal anti-kickback statute. When possible, we have attempted to structure our management services business and our relationships with our affiliated providers within a safe harbor. Some aspects of our management services business, the business of our affiliated providers, and our relationships with our affiliated providers either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards exist. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

Self-Referral Law.    Our affiliated providers provide limited categories of designated health services, specifically, diagnostic radiology services, including A-scans and B-scans, and prosthetic devices, including eyeglasses and contact lenses furnished to patients following cataract surgery. We believe the provision of these designated health services meets with an exception to the Stark Law. In addition, compensation arrangements between our affiliated providers and their employers have historically been structured to comply with the Stark Law.

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

State Law

State Privacy Laws.    State health information privacy laws may also apply to the activities of our affiliated providers. There is very little guidance regarding the application of these state privacy laws. We cannot be sure that the privacy measures taken by our affiliated providers will be construed as complying with these laws. In the event the privacy measures taken by these professionals are deemed not to comply with a particular state’s health privacy laws, we may need to incur significant time, effort and expense to establish compliance.

Corporate Practice of Medicine Laws.    Although we neither employ doctors nor provide professional medical services, to the extent any portion of the comprehensive management services that we provide under our service agreements with our affiliated providers is construed by a court or enforcement agency to constitute the practice of medicine, our service agreements provide that our obligations to perform the act or service is waived. We cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction’s corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with our affiliated providers and there is a possibility that some provisions of our service agreements may not be enforceable.

Fee-Splitting Laws.    We believe our management fee arrangements with our affiliated providers differ from those invalidated as unlawful fee splits because they establish a flat monthly fee that is subject to adjustment based on the degree to which actual practice revenues or expenses vary from budget. However, there is some risk that our arrangements could be construed by a state court or enforcement agency to run afoul of state fee-splitting prohibitions. Accordingly, all of our service agreements contain either a reformation provision or a mechanism establishing an alternative fee structure, or both.

Item 2.    Properties

We do not own any real property. We lease space for our corporate offices in Chicago, our ASCs and our optical services operations. As part of our management services business, we also continue to lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See “Item 13 — Certain Relationships and Related Transactions.” Our corporate offices in the Chicago metropolitan area currently consist of 8,150 square feet in downtown Chicago, and 5,923 square feet in Des Plaines, Illinois.

The terms and conditions of our real property leases vary. The forms of lease range from “modified triple net” to “gross” leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple five-year renewal terms at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 500 square feet to approximately 15,000 square feet, and the terms of these leases have expiration dates ranging from January 2005 to March 2012. Depending on state licensing and certificate of need issues, expanding the space in any of our ASCs may require state regulatory approval.

The following tables list the locations of our ASCs:

Location	Number of Operating Rooms	Our Ownership Percentage
Colorado Springs, CO	2	51%
Atlanta, GA	2	100%
Columbus, GA	3	100%
Chicago, IL	1	79.5%
Maryville, IL	1	80%
River Forest, IL	2	75	%(1)
Merrillville, IN	2	51	%(1)
New Albany, IN	2	80	%(1)
Overland Park, KS	3	51	%(1)
Thibodaux, LA	1	60%
Florissant, MO	1	100	%(1)
Kansas City, MO	2	80%
Kansas City, MO	2	51%
St. Joseph, MO	1	80%
Chattanooga, TN	1	77.5%
Tyler, TX	2	60%
Richmond, VA	1	80%

(1)	All or a portion of our existing ownership interests in these facilities may potentially be sold to one or more physicians pursuant to option agreements if the physician(s) elect to exercise their option to purchase, or in certain instances we elect to sell, the interests. See “Item 7 — Liquidity and Capital Resources.”

Item 3.    Legal Proceedings

We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since August 18, 1999, our common stock has been traded on the Nasdaq National Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

	High	Low
Fiscal year ending December 31, 2003:
First Quarter	$1.44	$1.05
Second Quarter	$1.52	$0.97
Third Quarter	$2.40	$1.20
Fourth Quarter	$4.09	$1.91

Fiscal year ending December 31, 2002:
First Quarter	$1.45	$0.52
Second Quarter	$1.13	$0.67
Third Quarter	$1.55	$0.65
Fourth Quarter	$1.75	$1.11

On March 15, 2004, the last reported sale price of our common stock was $4.529, and there were approximately 364 holders of record of our common stock. This figure does not consider the number of individual holders of securities that are held in the “street name” of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

Dividends

We have never paid a cash dividend on our common stock. We plan to retain all future earnings to finance the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on our common stock. Any future determination as to the payment of dividends will be at our board of directors’ discretion and will depend on our results of operations, financial condition, capital requirements and other factors our board of directors considers relevant. Moreover, our credit agreement prohibits the payment of dividends on our common stock.

Item 6.    Selected Financial Data

The consolidated statement of operations data set forth below for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data at December 31, 2003 and 2002, are derived from our respective audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001, 2000 and 1999 are derived from our audited financial statements which are not included in this Form 10-K.

The data set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
					(unaudited)
	(in thousands, except per share and other data)
Consolidated Statement of Operations Data:
Net revenue	$55,506	$53,773	$53,440	$50,987	$36,541
Net income (loss) from continuing operations (a) (b)	$3,484	$3,657	$(7,093)	$2,256	$(831)
Net income (loss) from continuing operations per dilutive share (a) (b)	$0.16	$0.15	$(0.29)	$0.09	$(0.27)

Other Data:
ASCs operated at end of period	17	16	14	13	11
Number of surgical procedures performed:
Cataracts	24,268	20,689	18,323	15,925	14,450
LVC	5,974	8,385	15,199	20,045	12,586
Other	14,435	10,070	9,609	7,275	7,308
Total	44,677	39,144	43,131	43,245	34,344

	As of December 31,
	2003	2002	2001	2000	1999
					(unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$16,892	$7,226	$12,698	$23,725	$11,973
Total assets	63,888	64,128	92,252	120,913	88,251
Total debt, excluding current portion	74	11	20,708	26,184	188
Total stockholders’ equity	50,113	48,648	50,579	82,864	74,781

Notes:

(a)	In connection with our discontinued operations and restructuring plan announced in October 2001, we recorded certain restructuring and other charges related to the closure of certain facilities and the reorganization and downsizing of our information technology function.

(b)	In connection with our initial public offering consummated on August 18, 1999 (IPO), we recorded noncash, nonrecurring charges for compensation expense related to stock options and a discount to the IPO offering price upon the exchange of subordinated notes for common stock. In addition, we recorded accretion of Series C and Series D convertible preferred stock to increase the carrying value of such stock to its potentially redeemable value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition at December 31, 2003 and 2002 and the results of operations for the years ended December 31, 2003, 2002 and 2001. You should read the following discussion together with the “Selected Financial Data,” our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors,” the introductory paragraph to Part I, and elsewhere in this annual report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2003, we owned and operated 17 ASCs of which 13 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

2003 Financial Highlights:

•	Consolidated revenue increased 3.2% to $55.5 million. Surgical facilities revenue increased 8.2% to $36.4 million.

•	Income from operations increased 42.9% to $7.4 million.

•	Positive operating cash flow of $9.6 million.

•	Cash balance of $11.8 million with zero debt outstanding under our credit facility at December 31, 2003.

•	Sold minority interests in four ASCs resulting in cash proceeds of $1.9 million.

•	Completed all of our remaining discontinued operations divestiture transactions.

ASC Strategy.  We measure the success of our ASC strategy based on our ability to achieve or exceed the following key objectives:

•	Acquire and develop new ASCs. We consider the acquisition and development of new ASCs a key element of our long-term growth strategy. We currently have personnel dedicated to identifying acquisition and development opportunities.

•	Strengthen and build relationships with existing and new physician-partners. Our physician-partners play a significant role in the success of our ASCs. We share a common goal with our physician-partners which is to operate efficient, productive and profitable ASCs. Our objective is to own greater than 50% of each ASC but less than 100%. We believe that owning ASCs in partnership with physicians maximizes our opportunity for growth and profitability. During 2002 and 2003 we have sold minority interests in nine of our ASCs to achieve this objective. Although the sale of minority interests may result in a reduction to our consolidated earnings, we believe that the joint ownership model will enhance shareholder value over the long-term.

•	Continue to increase revenue and operating margins in our existing ASCs. The primary source of revenue at our ASCs is derived from surgical procedures performed. Profitable growth within our existing ASCs is determined by our ability to maximize efficiency and utilization, expand into medical procedures beyond eye care, and provide quality service to our physicians and their patients.

In addition to the above key ASC objectives, our overall strategy also includes maintaining a strong balance sheet, continuing to grow the other segments of our business, and attracting and retaining employees to help us achieve our growth objectives.

Critical Accounting Policies and Estimates

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

Revenue Recognition and Accounts Receivable, Net of Allowances.  Revenue from surgical procedures performed at our surgical facilities and patient visits to our eye care practices, net of contractual allowances and a provision for doubtful accounts, is recognized at the time the service is performed. The contractual allowance is the difference between the fee we charge and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific contracted rate. We base our estimate for doubtful accounts on the aging category and our historical collection experience. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized. Product sales revenue from our optical laboratories and marketing products and services business, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.

Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts noted above.

Asset impairment.  In assessing the recoverability of our fixed assets, goodwill and other noncurrent assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Restructuring and discontinued operations reserves.  In 2001, we recorded a $10.9 million pretax charge related to our restructuring plan and a $27.2 million net loss to account for the contemplated disposal of our discontinued operations. These estimated losses were based on the information available to management at the date the plan of discontinued operations and restructuring was announced. We evaluate our remaining restructuring and discontinued operations reserves quarterly. Future revisions to the reserves will be reflected in the financial statements in the period they occur.

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

Results of Operations

The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2003	2002	2001
Net Revenue:
Surgical facilities	65.6%	62.6%	63.2%
Product sales and other	34.4	37.4	36.8
Total net revenue	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	36.6	37.5	40.0
Cost of sales and medical supplies	24.1	26.3	26.0
Selling, general and administrative	21.2	21.4	22.2
Depreciation and amortization	4.8	4.6	8.2
Restructuring charges	—	(1.9)	20.4
Other charges	—	—	3.2
Goodwill impairment charge	—	2.5	—
Total operating expenses	86.7	90.4	120.0
Income (loss) from continuing operations	13.3	9.6	(20.0)

Other (income) expense:
Interest expense	.2	.8	1.8
Interest income	(.3)	(.3)	(.1)
Minority interests in earnings of consolidated entities	4.8	1.7	.1
Gain on sale of minority interests	(1.6)	(3.0)	—
Other	(.3)	(.9)	.1
Total other (income) expense	2.8	(1.7)	1.9
Income (loss) from continuing operations before income taxes	10.5	11.3	(21.9)
Income tax provision (benefit)	4.2	4.5	(8.6)
Net income (loss) from continuing operations	6.3	6.8	(13.3)
Net income from discontinued operations, net of tax	—	.4	3.2
Net loss on disposal of discontinued operations, net of tax	—	(3.4)	(50.9)
Cumulative effect of change in accounting principal, net of tax	—	(3.4)	—
Net income (loss)	6.3%	.4%	(61.0)%

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net Revenue

Consolidated. Total net revenue increased 3.2% from $53.8 million to $55.5 million. Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for 2002 and 2003. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 8.2% from $33.7 million to $36.4 million. This increase was primarily the result of a $3.4 million increase from ASCs acquired or developed since January 1, 2002 (“new ASCs”) and a $1.9 million increase from ASCs that we owned for the entire comparable reporting periods, in this case since January 1, 2002 (“same-facility”). The increase in same-facility revenue was primarily the result of an increase in the number of procedures performed. This increase was partially offset by fewer LVC procedures performed in 2003. The reduction in LVC procedures performed was due to both economic conditions and fewer excimer lasers in operation resulting from the closure of 10 LVC centers and the termination of four laser services agreements during 2002 and 2003.

Dollars in millions	2003	2002	Increase/ (Decrease)
Net Surgical Facilities Revenue:
Same-facility:
Cataracts	$19.4	$17.9	$1.5
Other	7.8	7.4	.4
	27.2	25.3	1.9
New ASCs:
Cataracts	4.0	1.7	2.3
Other	1.9	.8	1.1
	5.9	2.5	3.4
Excimer lasers:
LVC	3.3	5.9	(2.6)
Total Net Surgical Facilities Revenue	$36.4	$33.7	$2.7
Number of Surgical Facilities Procedures:
Same-facility:
Cataracts	20,082	18,929	1,153
Other	11,854	8,962	2,892
	31,936	27,891	4,045
New ASCs:
Cataracts	4,186	1,760	2,426
Other	2,581	1,108	1,473
	6,767	2,868	3,899
Excimer lasers:
LVC	5,974	8,385	(2,411)
Total Number of Surgical Facilities Procedures	44,677	39,144	5,533

Government and other third-party payors pay for the majority of the cataract and other surgical procedures performed in our ASCs. LVC procedures are generally paid for by patients with their own funds. Medicare, our primary government payor, pays in accordance with predetermined fee schedules. On October 1, 2003, our ASCs received an approximate 2% price increase from Medicare. Because of federal legislation adopted in December 2003, however, this increase will be eliminated effective April 1, 2004 resulting in an approximate 2% price decrease. These reduced rates may remain frozen through 2009. Although pricing trends from other third-party payors are uncertain at this time, we do not anticipate that price increases will make a significant contribution to the growth of our surgical facilities revenue in the future.

The retention of physicians who utilize our ASCs is important for us to sustain and grow our surgical procedure volume and surgical facilities revenue. Physicians who utilize our ASCs use the facilities as an extension of their medical practice and many of them have ownership interests in our ASCs. We also generally enter into restrictive covenants with our physician-partners that prohibit them from owning a competing ASC within a defined geographic radius. We cannot, however, restrict the physicians from performing surgery elsewhere. Many different factors may influence a physician’s decision on where to perform surgical procedures. In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin doing their surgical procedures at a new ASC that was being developed closer to their practice locations. From these discussions, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. We also agreed to repurchase their equity interests in the ASC later in 2004. In 2003, these two physicians performed the majority of the surgical procedures at this ASC and their departure will have a negative impact on procedure volume, revenue and income at this ASC until new physicians begin to use this facility. The negative financial impact will be mitigated, in part, by the payments they will make for the release of their restrictive covenants. Unless we identify new physicians who choose to perform surgical procedures at this ASC, it may not generate positive cash flow.

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 5.0% from $20.1 million to $19.1 million. Net revenue at our optical laboratory business decreased $1.2 million, or 19.5%, from 2002 which management believes is due to competitive and economic conditions. The optical laboratory business customer base, consisting primarily of private practice doctors, has continued to lose market share to large optical retailers. This decrease was partially offset by a $0.3 million increase in net revenue at our marketing products and services business. Other revenue decreased $0.2 million primarily due to the loss of a physician at one of our practices.

Dollars in millions	2003	2002	Increase/ (Decrease)
Product Sales:
Optical laboratories	$5.1	$6.3	$(1.2)
Optical products purchasing organization	2.1	2.1	—
Marketing products and services	1.9	1.6	.3
Optometric practice/retail store	1.8	1.7	.1
	10.9	11.7	(.8)
Other:
Ophthalmology practice	7.6	7.9	(.3)
Other	.6	.5	.1
	8.2	8.4	(.2)
Total Net Product Sales and Other Revenue	$19.1	$20.1	$(1.0)

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 0.7% from $20.2 million to $20.3 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 37.5% to 36.6%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased 2.1% from $7.7 million to $7.5 million. The decrease was the result of the closure of 10 LVC centers and five regional administrative offices during 2002 and 2003. The regional administrative office activities were absorbed by corporate personnel in 2003. This decrease was partially offset by costs attributed to new ASCs.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased 5.2% from $8.6 million to $8.2 million. The decrease was primarily the result of staff reductions within the optical laboratory and optical products purchasing businesses.

Corporate.  Salaries, wages and benefits expense increased 19.5% from $3.9 million to $4.6 million. The increase is due to additional headcount resulting from the centralization of some administrative services, annual salary increases and the costs of providing health insurance benefits to our employees.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense decreased 5.3% from $14.1 million to $13.4 million. In 2002, corporate cost of sales and supplies included a $0.2 million credit relating to a vendor rebate program. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 26.3% to 24.1%. The decrease as a percentage of revenue is due to our lower profit margin product sales and other revenue decreasing to 34.4% of total revenue in 2003, down from 37.4% in 2002. Cost of sales and supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment decreased 1.8% from $8.6 million to $8.4 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 25.6% to 23.2%. The decrease was the result of fewer LVC procedures performed and the closure of LVC centers during 2002 and 2003. The decrease was partially offset by costs associated with new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 28.7% from $5.8 million to $5.0 million. This decrease is primarily a result of a reduction in the costs of sales at our optical laboratory business due to the decrease in revenues.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 2.1% from $11.5 million to $11.8 million. As a percentage of net revenue, selling, general and administrative expense decreased from 21.4% to 21.2%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 23.7% from $5.9 million to $7.3 million. The increase is due to costs associated with new ASCs, increased professional liability insurance premiums and our decision in late 2002 to beginning charging a management fee and billing/collections fee to the ASCs for services rendered by certain corporate personnel. The increase relating to the management fee and billing/collections fee resulted in a corresponding $1.5 million decrease in corporate expenses. The increase in expense was partially offset by reductions related to the closure of LVC centers during 2002 and 2003.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 2.2% from $3.5 million to $3.6 million. Approximately $0.3 million of the increase resulted from our decision in late 2002 to beginning charging a management fee to the operating segments for services rendered by certain corporate personnel. This increase was partially offset by cost reductions at our optical laboratory business and a $0.3 million reduction in bad debt expense within our optical products purchasing organization.

Corporate.  Corporate selling, general and administrative expense decreased 59.1% from $2.1 million to $.9 million. Approximately $1.8 million of the decrease related to our decision in late 2002 to beginning charging a management fee and billing/collections fee to the operating segments for services rendered by certain corporate personnel. This decrease was partially offset by increased costs associated with the required re-audit of the 2000 and 2001 financial statements due to the change in external auditors and an increase in the premium for directors and officers liability insurance. Due to the increasing regulation imposed by the SEC on public companies such as the Sarbanes-Oxley Act, we anticipate that we will incur additional costs associated with being a public company in 2004 and in future years.

Depreciation and Amortization.  Depreciation and amortization expense increased 8.8% from $2.5 million to $2.7 million. The increase is due to new ASCs and increased capital expenditures at our same-facility ASCs.

Restructuring and Other Charges.  We evaluated our restructuring reserve requirements at the end of 2003 and determined that the balance was adequate to cover the remaining costs associated with our restructuring plan. During 2002 we recorded the reversal of excess reserves of $1.0 million.

Other (Income) Expense.  We recognized $1.6 million of other expense during 2003 versus $0.9 million of other income during 2002. The 2003 expense includes $2.7 million of minority interest in the earnings of our ASCs compared to $0.9 million in 2002. Minority interest is offset by a $0.9 million gain on the sales of minority interests in our ASCs compared to $1.6 million in 2002. Minority interest is expected to be higher in 2004 due to the full year impact of the 2003 minority interest sales and additional minority interest sales in 2004. Interest expense decreased by $0.3 million due to significantly less bank borrowings during 2003. Other income in 2002 also includes $0.4 million of income from proceeds received from the settlement of a class action lawsuit.

Provision for Income Taxes.  Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

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

Liquidity and Capital Resources

Operating activities for 2003 generated $9.6 million in cash flow from continuing operations compared to $12.4 million in 2002. The decrease in operating cash flow from continuing operations resulted primarily from an increase in accounts receivable and cash distributions to our minority interest partners. The increase in accounts receivable related to higher billings and a reduction in our bad debt reserve requirements within the product sales segment. The decrease in operating cash flow was partially offset by a $3.6 million tax refund received during 2003 compared to the $1.5 million received during 2002.

Investing activities in 2003 resulted in positive cash flow of $13,000. Investing activities include proceeds from the sale of minority equity interests in our ASCs of $1.9 million and proceeds from a new minority interest partner in conjunction with the development of a new ASC of $0.7 million. These proceeds were offset by the purchase of property and equipment of $2.9 million, $1.3 million of which relates to the new ASC referred to above. We also received 261,000 shares of our common stock from the sale of minority interests in three of our ASCs. As of December 31, 2003 and 2002, we had cash and cash equivalents of $11.8 million and $2.0 million, respectively, and working capital of $16.9 million and $7.2 million, respectively.

During 2003, we completed five divestiture transactions and received total cash proceeds of $1.7 million and 756,500 shares of our common stock. We also received as consideration 227,300 shares of our common stock in repayment of a note receivable from one of our 2002 divestiture transactions.

At December 31, 2003, we had no borrowings outstanding under our revolving credit facility. We entered into a new amended and restated credit facility effective June 26, 2003. The maximum commitment available under our facility is $30 million. Interest on borrowings under the credit agreement is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying upon our ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of December 31, 2003, we were in compliance with all of our credit agreement covenants. The credit agreement expires on June 30, 2006.

We expect our cash flow from operations, our existing cash balance and funds available under our existing credit facility to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, and the future cost of surgical equipment.

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in six of our 17 ASCs. These are summarized as follows:

•	An entity owned in part by two former affiliated doctors has the option to purchase a 10% interest in our New Albany, IN ASC by April 1, 2004. We have received notice of their intention to purchase and anticipate finalizing the transaction on or before April 1, 2004;

•	One of our former affiliated physicians who owns a 5% interest in our River Forest, IL ASC has the option to acquire an additional 5% interest, exercisable on or before July 1, 2005;

•	Two of our former affiliated physicians who own a 49% interest in our Overland Park, KS ASC have an option to purchase our remaining 51% interest, exercisable on April 15, 2005;

•	One of our former affiliated physicians who owns a 49% interest in our Merrillville, IN ASC has an option to purchase our remaining 51% interest, exercisable at periodic intervals beginning March 1, 2005 through March 1, 2008;

•	One of our existing physician-partners who owns a 40% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006; and

•	One of our former affiliated physicians has an option to purchase a 10% interest in our wholly owned Florissant, MO ASC, exercisable on or before July 31, 2004.

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

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming we don’t procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next three years commencing with 2004 would be approximately $1.0 million, $1.2 million and $0.9 million, respectively.

Contractual Obligations and Commitments

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2003 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease	$165	$86	$79	$—	$—
Operating lease	11,013	2,838	4,289	2,477	1,409
Purchase commitments	3,566	1,280	2,286	—	—
Total	$14,744	$4,204	$6,654	$2,477	$1,409

	Expiration by period (dollars in thousands)
Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letter of Credit	$215	$215	$—	$—	$—
Total	$215	$215	$—	$—	$—

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB issued a new version of FIN 46. FIN 46, in both its original and revised versions, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should consolidate a VIE for financial reporting purposes. FIN 46 was initially effective for VIEs created after January 31, 2003, with the provisions of the revised FIN 46 effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

In December 2002, the FASB Issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This pronouncement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure of the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. We have elected to continue to apply APB Opinion 25 and account for stock-based compensation under the intrinsic value method. We have amended our disclosures to those required by SFAS 148.

Risk Factors

The following factors should be considered in evaluating our company and our business. These factors may have a significant impact on our business, operating results and financial condition.

Risks Relating to Our Business

Our failure to operate, acquire or develop a sufficient number of profitable surgical facilities could limit our profitability and revenue growth

Our growth strategy is focused on growing our existing ASCs and acquiring or developing new ASCs in a cost-effective manner. We may not experience an increase in surgical procedures at our existing or future ASCs. We may not be able to achieve the economies of scale and patient base, or provide the business, administrative and financial services required to sustain profitability in our existing and future ASCs. Newly acquired or developed facilities may generate losses or experience lower operating margins than our more established facilities, or they may not generate returns that justify our investment. In addition, if vision correction technology becomes available to ophthalmologists that is less expensive than the medical equipment currently required for laser vision correction, ophthalmologists might have less interest in using our ASCs or refractive surgical equipment for vision correction procedures.

We closed our last acquisition of an ASC in September 2002. The current market for ASC acquisitions is very competitive, and most potential targets are evaluating offers from multiple bidders. This bidding process often results in increased purchase prices and less favorable transaction terms. In many instances, we have dropped out of the bidding because we thought the price was too high or the terms were unacceptable. We may not be able to identify suitable acquisition or development targets, successfully negotiate the acquisition or development of these facilities on satisfactory terms, or have the access to capital to finance these endeavors.

We anticipate that we will fund the acquisition and development of future ASCs from our existing cash balance, cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our credit facility is currently $30 million. Our current credit facility expires on June 30, 2006.

If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations, including our ability to remain profitable, could be adversely affected.

We may not compete effectively with other companies that have more resources and experience than us

Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual ophthalmologists, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources may be more successful in acquiring and developing surgical facilities. Our optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow.

Government sponsored health care programs, directly or indirectly, accounted for approximately 39% of our consolidated revenue for the year ended December 31, 2003. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the Medicare Prescription Drug Act or the Medicare Modernization Act) was signed into law. The Medicare Prescription Drug Act eliminates the historical practice of basing ASC facility fees on cost surveys of ASCs. Effective April 1, 2004, the Medicare Prescription Drug Act requires CMS to set ASC Medicare reimbursement rates at a level that reflects the Consumer Price Index for the 12 months ending March 31, 2003 for urban consumers, minus 3%. These rates eliminated the increased rates that went into effect October 1, 2003, and this will adversely affect the revenues of our ASCs, making it more difficult to keep pace with rising costs. The Medicare Prescription Drug Act directs the General Accounting Office to conduct a study of ASC payment rates and hospital outpatient department rates, and to make recommendations to CMS for an ASC rate structure, with such recommendations to be made by no later than January 1, 2005. CMS must then implement a new ASC Medicare rate structure between January 1, 2006 and December 31, 2007, which new rate structure may not be used to achieve further budget savings. If CMS does not implement a new ASC rate structure by December 31, 2007, the rates dictated by the Medicare Prescription Drug Act will remain in effect through December 2009, without increases. The freezing of ASC payment rates, and any new rate structure that CMS may put in place by January 1, 2008, could adversely affect the revenues of our business. We cannot determine at this time what the full impact of such rate structures will be.

Before adoption of the Medicare Prescription Drug Act, the Medicare Payment Advisory Commission, or MedPAC, and the Office of Inspector General, or OIG, recommended changes to the Medicare payment methodology for ASCs. MedPAC is a congressional advisory body whose sole role is to advise Congress on Medicare payment issues, while the OIG is a governmental agency responsible for investigating and monitoring Medicare, Medicaid and other DHHS programs. Generally, MedPAC has recommended that reimbursement levels for ASC procedures not exceed reimbursement levels paid to hospital outpatient departments, while the OIG has recommended that whichever reimbursement level is lowest for a particular procedure be the governing rate for both ASCs and hospital outpatient departments. In addition, MedPAC recommended that ASCs not receive any inflation increases in 2004, essentially freezing ASC payments at 2003 levels. These are recommendations only and it is uncertain if Congress or CMS will act on either or both recommendations. If these recommendations become effective, our revenue and profitability could be adversely affected. While most of our existing ASC surgical procedures are generally reimbursed at levels lower than hospital outpatient departments, some of our existing surgical procedures are reimbursed at higher levels. If Congress or CMS adopts these recommendations, our reimbursement levels for such procedures could decrease, which would adversely affect our revenues.

Revenue from laser vision correction procedures comprised approximately 9% of our surgical facilities revenue for the year ended December 31, 2003. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. This competitiveness has resulted in many of our competitors offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

Our revenue and profitability could decrease if we are unable to maintain positive relationships with the physicians who perform surgical procedures at our ASCs

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs.

For example, since late 2001 and until our last divestiture transaction in December 2003, we have negotiated and consummated 19 divestiture transactions with our former affiliated providers, many of whom were also customers using our ASCs and excimer lasers, and/or purchasing products from our optical products division. For example, physicians affiliated with us before we began our discontinued operations plan in December 2001 performed 70% of the surgical procedures in our ASCs in 2003.

Given the nature of the doctor services industry, particularly with respect to the physician practice management model that we used to form the structure of our relationships, some of our affiliated providers viewed favorably the prospects of terminating our services agreements and regaining the day-to-day control over their business operations. Despite their desire to terminate our management services relationship, the negotiations to reach agreement on many of these divestitures on terms acceptable to our lenders and us were long and difficult. These negotiations may have placed a strain on our future relationships with these doctors. These strained relationships could deter a doctor from purchasing our optical products and services or using our ASCs even in situations where they own minority equity interests in the ASC.

As part of the terms of each applicable divestiture transaction, we negotiated multi-year supply and refractive services agreements where we continue to be the primary supplier of optical products and refractive technology to our former affiliated providers. In future years as these agreements expire or otherwise terminate, or if the other parties were to successfully challenge the enforceability of the agreements, our former affiliated providers may elect to purchase or use optical products and/or refractive technology from sources other than us, thereby reducing our profitability and revenue growth. Generally, these supply agreements will expire between March 2007 and May 2009, and the product sales revenue generated from these customers in 2003 constituted less than three percent of our total product sales revenue. Our refractive services agreements will expire between February 2006 and November 2007. During 2003, we negotiated the early termination of one of our refractive services agreement with a former affiliated physician in exchange for a cash payment.

In addition, co-owning ASCs with physicians may create additional regulatory risk. See “Government Regulation — Federal Law — Anti-Kickback Statute.”

Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring or expanding facilities

All states require licenses to own and operate ASCs, and some states require a certificate of need, or CON, to construct or modify an ASC. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. See “Government Regulation — State Law.”

Although we have completed our discontinued operations plan, we may continue to have liabilities and expenses relating to our management services business.

Having negotiated and consummated all of our divestiture transactions, we have assigned or been released from many of the ongoing liabilities relating to the operation of our management services business, such as real property and equipment leases relating to the operations of our former affiliated practices. In some instances, however, lessors and other third parties have required us to remain liable under these agreements. In these cases, we are indemnified by our former affiliated providers against any costs and obligations that we may have to incur under these agreements. If we do incur such liability, our indemnification rights may prove worthless if our former affiliated providers cannot satisfy their liabilities to us. In addition, under the terms of our divestiture agreements, we have also agreed to share with our former affiliated providers certain potential liabilities, principally relating to any refunds that may ultimately be due and owing to third party payors for cash received by us during the period we managed our former affiliated practices. Consequently, our payment of residual liabilities and expenses relating to our management services business could limit or reduce our revenue and profitability.

Our future profitability could decrease because of existing agreements with physicians that may require us to sell them some or all of our equity interests in our ASCs

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase equity interests in five of our 17 ASCs. The sale of these equity interests will reduce the percentage of the profits we are entitled to receive from these facilities. Unless there is an offsetting increase in surgical volume at these facilities, our dilution from these equity interest sales will likely cause our profits from these facilities to decline. Although these agreements in most instances contemplate the doctors’ purchase of minority interests in these facilities, doctors have the right to purchase our remaining majority interest in two of our existing ASCs.

Changes in the interpretation of existing laws and regulations, or adoption of new laws or regulations, governing our business operations, including physician use and/or ownership of ambulatory surgery centers, could result in penalties to us, require us to incur significant expenditures, or force us to make changes to our business operations.

We are subject to extensive government regulation and supervision under federal, state and local laws and regulations. Many of these laws and regulations are subject to varying interpretations, and courts and regulatory authorities generally have provided limited clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and federal and state authorities could challenge some of our activities, including our co-ownership of ASCs with physicians and other investors. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend our activities against these challenges, regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences, including:

•	loss of use of our ASCs

•	losing our eligibility to participate in Medicare or Medicaid or losing other contracting privileges

•	in some instances, civil or criminal fines or penalties

Any of these results could impair our sources of revenue and our profitability and limit our ability to grow our business.

For example, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs. This statute is very broad and Congress directed the Department of Health and Human Services to develop regulatory exceptions, known as safe harbors, to the statute’s referral prohibitions. While we have attempted to structure the ownership and operation of our ASCs within a safe harbor, we do not satisfy all of the requirements. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that doesn’t comply with the safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

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

Rapid technological advances may reduce our sources of revenue and our profitability

Adoption of new technologies that may be comparable or superior to existing technologies for surgical equipment could reduce the amount of the facility fees we receive from physicians who use our surgical facilities, or the amount of revenue derived from our laser services agreements. Reduction of these sources of revenue could decrease our profitability. In this case, we might have to expend significant capital resources to deploy new technology and related equipment to remain competitive. Our inability to provide access to new and improving technology could deter physicians from using our surgical facilities or equipment.

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

If a change in events or circumstances causes us to write-off a portion of intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

Our assets include intangible assets primarily in the form of goodwill. At December 31, 2003, intangible assets of our continuing operations represented approximately 42% of total assets and 53% of stockholders’ equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, during our evaluation, we determine that the risk-adjusted expected cash flows from an ASC or other business is not sufficient to recover the unamortized intangible asset, we will reduce the unamortized balance to its realizable amount and incur a corresponding charge to earnings. If, in the future, we determine that our unamortized intangible assets have suffered an impairment which requires us to write off a portion of unamortized intangible assets due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

Numerous federal regulations have been adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with HIPAA regulations governing patient privacy was required by April 14, 2003. We have taken actions in an effort to establish our compliance with HIPAA’s Privacy regulations, and we believe that we are in substantial compliance with HIPAA’s privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying “business associates” with whom we need to enter into HIPAA-compliant contractual arrangements and entering into such arrangements, and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

Other federal regulations adopted under HIPAA require that our affiliated providers and we be capable of conducting certain standardized health care transactions, including billing and other claims transactions. We have undertaken significant efforts, involving substantial time and expense, to assure that our ASCs and affiliated providers can submit transactions in compliance with HIPAA. We anticipate that continuing time and expense will be required to maintain the ability to submit HIPAA-compliant transactions, and to make sure that newly-acquired ASCs can submit HIPAA-compliant transactions.

In addition, compliance with the HIPAA Security Standards regulations is required by April 21, 2005. Although difficult to predict at this time, the amount of time, effort and expense associated with becoming and remaining compliant with these HIPAA regulations could require us to divert time, attention and resources from our business operations, and/or require us to spend substantial sums that could impair our profitability.

HIPAA violations could expose us to civil penalties of up to $25,000 per person per year for each violation or criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

During 2003, the market price of our common stock was volatile, fluctuating from a high trading price of $4.09 to a low trading price of $0.97 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs, rent and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities, as well as the volume of surgical procedures performed through our laser services agreements.

The timing and degree of fluctuations in our operating results will depend on several factors, including:

•	general economic conditions

•	decreases in demand for non-emergency procedures due to severe weather

•	availability or sudden loss of the services of physicians who utilize our surgical facilities

•	availability or shortages of surgery-related products and equipment, including technologically progressive laser vision correction equipment

•	the timing and relative size of acquisitions

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On December 31, 2003, we had no debt outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.00%, varying upon our ability to meet financial covenants.

We do not use any derivative financial instruments relating to the risk associated with changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

The consolidated financial statements and financial statement schedules, with the report of independent auditors, listed in Item 15 are included in this Form 10-K.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The information in response to this item with respect to our change in accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP is incorporated by reference from the “Executive Compensation” section of the Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”).

Item 9A.    Controls and Procedures

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information in response to this item is incorporated by reference from the “Proposal No. 1 — Election of Directors,” “Other Directors” and “Executive Officers” sections of the 2004 Proxy Statement.

Item 11.    Executive Compensation

The information in response to this item is incorporated by reference from the “Executive Compensation” section of the 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information in response to this item is incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” sections of the 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information in response to this item is incorporated by reference from the “Certain Relationships and Related Transactions” section of the 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information in response to this item is incorporated by reference from the “Disclosure of Auditor Fees” section of the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	The following consolidated financial statements of the Company, with the report of independent auditors, are filed as part of this Form 10-K:

•	Report of Independent Auditors

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

2.	The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

Schedule I — Rule 12-09 Valuation Reserves

3.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below.

Exhibit Number		Exhibit
3.1	†	Amended and Restated Certificate of Incorporation of the
Registrant
3.2	††	Amended and Restated Bylaws of the Registrant
3.3		Certificate of Ownership and Merger
4.1	†	Specimen stock certificate representing Common Stock
4.2	†	Registrant’s Rights Agreement
10.1	††	Registrant’s Amended and Restated Stock Incentive Plan
10.2	†	Registrant’s Amended and Restated 1999 Stock Purchase Plan
10.3	†	Indemnification Agreement
10.4	†	Registration Rights Agreement
10.5	†	Subordinated Registration Rights Agreement
10.15	†	Registrant’s 401(k) Plan
10.23	†††*	Alcon Laboratories, Inc. Agreement
10.24	††††	Employment Agreement dated August 17, 2001 with Stephen J. Winjum
10.25	††††	Employment Agreement dated August 17, 2001 with E. Michele Vickery
10.27	†††††	Employment Agreement dated October 16, 2001 with Scott T. Macomber
10.31	††††††††	Registrant’s 2000 Employee Stock Incentive Plan
10.32	††††††††	Registrant’s 2001 Employee Stock Incentive Plan
10.33	††††††*	Amendment No. 1 to Alcon Laboratories, Inc. Agreement
10.34	†††††††	Third Amended and Restated Credit Agreement dated as of June 26, 2003
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the corresponding Exhibit of the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-79271).

††	Incorporated by reference to the corresponding Exhibit of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

†††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

†††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003.

†††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003.

††††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2003.

*	Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

(b)	Reports on Form 8-K:

We filed a report on Form 8-K dated November 5, 2003 during the fourth quarter of 2003 disclosing our press release that announced our results of operations for the period ended September 30, 2003.

Report of Independent Auditors

To the Board Directors and Shareholders
of NovaMed Eyecare, Inc:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NovaMed Eyecare, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 9, 2004

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents, including $149 and $143 of restricted cash, respectively	$11,801	$1,957
Accounts receivable, net of allowances of $7,611 and $6,033, respectively	8,219	7,060
Notes and amounts due from affiliated providers	1,089	1,280
Notes receivable from related parties	597	1,289
Inventory	1,397	1,020
Current deferred tax assets, net and tax receivables	542	2,940
Other current assets	1,107	1,175
Current assets of discontinued operations	—	2,575
Total current assets	24,752	19,296
Property and equipment, net	7,918	7,008
Intangible assets, net	26,749	26,756
Noncurrent deferred tax assets, net	4,130	7,861
Other assets, net	339	1,406
Noncurrent assets of discontinued operations, net	—	1,801
Total assets	$63,888	$64,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,078	$4,033
Accrued expenses	2,374	3,317
Restructuring reserves	260	784
Current maturities of long-term debt	80	92
Current liabilities of discontinued operations	1,068	3,844
Total current liabilities	7,860	12,070
Long-term debt, net of current maturities	74	11
Minority interest	5,841	3,399
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,046,195 and 24,905,507 shares issued at December 31, 2003 and 2002, respectively	250	249
Additional paid-in-capital	77,964	77,753
Accumulated deficit	(23,641)	(27,132)
Treasury stock, at cost, 3,843,399 and 2,473,640 shares at December 31, 2003 and 2002, respectively	(4,460)	(2,222)
Total stockholders’ equity	50,113	48,648
Total liabilities and stockholders’ equity	$63,888	$64,128

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net revenue:
Surgical facilities	$36,410	$33,665	$33,786
Product sales and other	19,096	20,108	19,654
Total net revenue	55,506	53,773	53,440
Operating expenses:
Salaries, wages and benefits	20,297	20,158	21,359
Cost of sales and medical supplies	13,395	14,146	13,905
Selling, general and administrative	11,760	11,515	11,856
Depreciation and amortization	2,677	2,461	4,390
Restructuring charges	—	(1,005)	10,912
Other charges	—	—	1,710
Goodwill impairment charge	—	1,336	—
Total operating expenses	48,129	48,611	64,132
Income (loss) from continuing operations	7,377	5,162	(10,692)
Other (income) expense:
Interest expense	119	414	965
Interest income	(131)	(157)	(58)
Minority interests in earnings of consolidated entities	2,656	906	28
Gain on sale of minority interests	(892)	(1,584)	—
Other	(181)	(513)	57
Total other (income) expense	1,571	(934)	992
Income (loss) from continuing operations before income taxes	5,806	6,096	(11,684)
Income tax provision (benefit)	2,322	2,439	(4,591)

Net income (loss) from continuing operations	3,484	3,657	(7,093)
Net income from discontinued operations, net of tax	7	206	1,709
Net loss on disposal of discontinued operations, net of tax	—	(1,850)	(27,213)
Cumulative effect of change in accounting principle, net of tax	—	(1,803)	—
Net income (loss)	$3,491	$210	$(32,597)

Net earnings (loss) per common share from continuing operations:
Basic	$0.16	$0.15	$(0.29)
Diluted	$0.16	$0.15	$(0.29)
Net earnings (loss) per common share:
Basic	$0.16	$0.01	$(1.32)
Diluted	$0.16	$0.01	$(1.32)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated) (Deficit)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2000	24,679	$247	$77,362	$5,255	—	$—	$82,864
Stock options exercised/sold	79	1	193	—	—	—	194
Shares issued — employee stock purchase plan	77	—	118	—	—	—	118
Net loss	—	—	—	(32,597)	—	—	(32,597)
Balance, December 31, 2001	24,835	248	77,673	(27,342)	—	—	50,579
Shares received as consideration in divestiture transactions	—	—	—	—	(2,473)	(2,222)	(2,222)
Stock options granted	—	—	36	—	—	—	36
Shares issued — employee stock purchase plan	70	1	44	—	—	—	45
Net income	—	—	—	210	—	—	210
Balance, December 31, 2002	24,905	249	77,753	(27,132)	(2,473)	(2,222)	48,648
Shares received as consideration in divestiture transactions	—	—	—	—	(1,370)	(2,238)	(2,238)
Stock options exercised	101	1	171	—	—	—	172
Shares issued — employee stock purchase plan	40	—	40	—	—	—	40
Net income	—	—	—	3,491	—	—	3,491
Balance, December 31, 2003	25,046	$250	$77,964	$(23,641)	(3,843)	$(4,460)	$50,113

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss) from continuing operations	$3,484	$3,657	$(7,093)
Adjustments to reconcile net income (loss) to net cash provided by continuing operations, net of effects of purchase transactions:
Depreciation and amortization	2,677	2,461	4,390
Restructuring and other charges	—	(1,005)	12,622
Impairment charge	—	1,336	—
Gain on sale of minority interests	(892)	(1,584)	—
Deferred taxes	2,322	2,439	(5,357)
Minority interests	2,656	906	28
Distributions to minority partners	(2,212)	(109)	—
Changes in operating assets and liabilities —
Accounts receivable	(1,095)	1,702	2,661
Inventory	(342)	33	729
Other current assets	3,900	1,445	75
Other noncurrent assets	221	(41)	(561)
Accounts payable, accrued expenses and income taxes payable	(1,122)	1,167	(2,528)
Net cash provided by continuing operations	9,597	12,407	4,966
Cash flows from investing activities:
Purchases of property and equipment	(2,893)	(1,844)	(1,300)
Acquisitions of and affiliations with entities, net	—	(6,151)	(1,360)
Proceeds from sale of minority interests	2,575	2,797	—
Proceeds from sale of property and equipment	331	—	—
Issuance of notes receivable to affiliated providers	—	—	(37)
Net cash provided by (used in) investing activities	13	(5,198)	(2,697)
Cash flows from financing activities:
Borrowings under revolving credit agreement	825	33,085	42,515
Payments under revolving credit agreement	(825)	(53,780)	(48,213)
Proceeds from the issuance of stock, net of issuance costs	171	44	236
Other long-term debt and capital lease obligations	(170)	(465)	(255)
Net cash provided by (used in) financing activities	1	(21,116)	(5,717)
Cash flows from discontinued operations:
Operating activities	(2,496)	2,164	4,722
Investing activities	2,729	12,766	(1,060)
Financing activities	—	(33)	(32)
Net cash provided by discontinued operations	233	14,897	3,630
Net increase in cash and cash equivalents	9,844	990	182
Cash and cash equivalents, beginning of year	1,957	967	785
Cash and cash equivalents, end of year	$11,801	$1,957	$967

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    GENERAL INFORMATION

Description of the Business

NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company’s primary focus and strategy is to acquire, develop and operate ambulatory surgery centers in joint ownership with physicians throughout the United States. The Company owns and operates 17 ASCs where surgeons perform various surgical procedures, predominantly cataract and other eye-related surgical procedures. At December 31, 2003 the Company owned a majority interest in 13 of its ASCs, with physicians owning the remaining equity interests, and all of the equity interests in its other four ASCs. In the future the Company may either elect, or be required pursuant to existing agreements, to sell to physicians a minority interest in these four facilities. The Company also has laser services agreements pursuant to which it provides excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

The Company also owns and operates optical laboratories, an optical products purchasing organization and a marketing products and services business.

The Company also continues to provide management services to two eye care practices pursuant to long-term service agreements. These practices are located in the Midwest and Southeastern United States. Under these service agreements, the Company provides business, information technology, administrative and financial services to its affiliated providers in exchange for a management fee.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

The consolidated financial statements have been prepared on the accrual basis of accounting and include the accounts of NovaMed and all of its wholly owned and majority-owned subsidiaries. Subsidiaries are consolidated when the Company has operational control. All significant intercompany transactions have been eliminated. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to one of its limited liability company agreements the Company is required to maintain a balance equal to at least one month’s operating expenses in the entity’s bank account. The cash balance subject to such restriction was $149,000 and $143,000 at December 31, 2003 and 2002, respectively.

Inventory

Inventory consists primarily of optical products such as eyeglass frames, optical lenses and contact lenses, as well as surgical supplies used in connection with the operation of the Company’s surgical facilities. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

Year ended December 31 (in thousands),	2003	2002
Optical products	$902	$717
Surgical supplies	395	238
Other	100	65
Total inventory	$1,397	$1,020

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Intangible Assets

The Company’s acquisitions and affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values, with the remainder of the purchase price allocated to intangibles. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and other intangible assets with indefinite lives are not amortized but are subject to an annual impairment assessment in relation to their fair value. Upon the initial adoption of SFAS 142 in 2002, the Company recognized an impairment charge of $1.8 million, net of tax, as a change in accounting principle. An additional impairment charge was recognized as a result of the required assessment in the fourth quarter of 2002 as discussed in Note 7.

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

The Company accounts for impairment and disposal of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Although SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”), the accounting treatment related to the Company’s decision in September 2001 to discontinue its management services segment under APB Opinion 30 was not impacted. During 2002 the Company sold additional operations not contemplated in its 2001 divestiture plan. The sale of these businesses was accounted for under SFAS 144.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Surgical Facilities

Revenue in the Company’s surgical facilities is based on fees charged to patients, third-party payors or others for use of the facilities and relate primarily to cataract, laser vision correction and other surgery procedures and is recorded at the time of the patient’s procedure. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor’s facility. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts.

Product Sales and Other

The Company’s optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. Revenue generated from affiliated ophthalmologists and optometrists with whom the Company has a management services agreement is eliminated in consolidation.

The Company’s optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for discounts. The Company’s marketing products and services company recognizes revenue when the product is shipped or service rendered.

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

Stock Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (amounts in thousands, except per share data). See Note 15 for additional information regarding stock option plans.

	2003	2002	2001
Net income (loss) — as reported	$3,491	$210	$(32,597)
Deduct: Total stock-based employee compensation expense, net of related tax effects	(1,452)	(1,461)	(1,633)
Pro forma net income (loss)	$2,039	$(1,251)	$(34,230)
Earnings (loss) per share:
Basic — as reported	$0.16	$0.01	$(1.32)
Basic — pro forma	$0.09	$(0.05)	$(1.38)
Diluted — as reported	$0.16	$0.01	$(1.32)
Diluted — pro forma	$0.09	$(0.05)	$(1.38)

The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected option life in years	4	4	4
Risk-free interest rate	2.44%	4.30%	4.36%
Dividend yield	—	—	—
Expected volatility	.830	.940	1.00

Concentration of Credit Risk

For the years ended December 31, 2003, 2002 and 2001, approximately 39%, 36% and 31%, respectively, of the Company’s net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

3.    DISCONTINUED OPERATIONS

As of January 1, 2002 the Company adopted SFAS 144 under which it reports as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144 projected operating results and the estimated gain or loss on sale is not accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale. The Company sold two ASCs and three optical dispensary businesses during 2002 and sold its remaining optical dispensaries in 2003, all of which are reported as discontinued operations.

During 2001, the Company implemented a Plan of Discontinued Operations and Restructuring (the “Plan”). The Plan involved the divestiture of the management services segment or physician practice management (“PPM”)

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    DISCONTINUED OPERATIONS (Continued)

business. The results of these discontinued operations are accounted for under APB 30. Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued at the date the plan was adopted in 2001. A charge of $27.2 million was reported net of tax in the Company’s third quarter 2001 financial statements. During the fourth quarter of 2002, the decision was made to retain management services agreements with one physician practice and one optometric practice that had been included in the Plan. The reserve established related to these operations of $1.4 million was reversed in the Company’s 2002 results, and the 2001 Statement of Operations was revised to report the fourth quarter 2001 results as continuing operations. The structure of several divestiture transactions completed during 2002 varied from the Company’s original Plan. As a result, the deferred tax asset established from the original estimated net loss on disposal of discontinued operations was reduced by $2.7 million in 2002.

As of December 31, 2003, the Company had completed all of its planned divestiture transactions. From the sale of the PPM business, two ASCs and five optical dispensaries, all of which have been treated as discontinued operations, the Company has received proceeds of $19.4 million, consisting of $18.6 million in cash and $787,000 in promissory notes with multi-year terms. The Company also received as consideration 2.7 million shares of its common stock.

The operating results of all discontinued operations are summarized as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Net revenue	$1,662	$34,924	$69,429
Operating expenses	3,937	35,438	65,920
Interest and other expense, net	(2)	94	890
Income (loss) from operations before income taxes	(2,273)	(608)	2,619
Income tax provision (benefit)	(909)	(244)	1,093
Net income (loss) from operations	(1,364)	(364)	1,526
Net loss charged to reserves	(1,371)	(570)	(183)
Net income per statement of operations	$7	$206	$1,709
Gain (loss) on disposal	$—	$1,369	$(40,491)
Income tax expense (benefit)	—	3,219	(13,278)
Net gain (loss) on disposal of discontinued operations	$—	$(1,850)	$(27,213)

Net interest expense allocated to discontinued operations was $0, $125,000 and $964,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest allocated to discontinued operations accounted for under APB 30 was based on the proportion of net assets of discontinued operations to consolidated net assets plus consolidated debt as prescribed by Emerging Issues Task Force 87-24 — Allocation of Interest to Discontinued Operations.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    DISCONTINUED OPERATIONS (Continued)

The balance sheet components of discontinued operations are summarized as follows (in thousands):

	December 31, 2003	December 31, 2002
Accounts and notes receivable	$—	$2,190
Inventories	—	242
Other current assets	—	143
Current assets of discontinued operations	$—	$2,575
Net property and equipment	$—	$756
Intangible assets	—	1,045
Noncurrent assets of discontinued operations	$—	$1,801
Accounts payable	$—	$216
Accrued expenses	—	356
Notes payable and capitalized lease obligations	—	1
Discontinued operations reserves	1,068	3,271
Current liabilities of discontinued operations	$1,068	$3,844

The APB 30 discontinued operations reserve balance at December 31, 2003 includes reserves for remaining severance payments, lease commitments, provider refunds and other costs from exiting the PPM business.

4.    EARNINGS (LOSS) PER COMMON SHARE (EPS)

Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options is calculated using the treasury stock method. The 2001 average share calculation excludes 377,000 potential common shares from stock options, as their effect would be anti-dilutive.

Earnings (loss) per common share is calculated as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) from continuing operations	$3,484	$3,657	$(7,093)
Net income (loss) from discontinued operations	7	(1,644)	(25,504)
Cumulative effect of change in accounting principle	—	(1,803)	—
Net income (loss)	$3,491	$210	$(32,597)
Basic weighted average number of common shares outstanding	21,470	23,841	24,784
Effect of dilutive securities — stock options	644	137	—
Diluted weighted average number of shares outstanding	22,114	23,978	24,784
Basic earnings (loss) per common share:
Continuing operations	$0.16	$0.15	$(0.29)
Discontinued operations	—	(0.07)	(1.03)
Cumulative effect of change in accounting principle	—	(0.07)	—
Basic earnings (loss) per share	$0.16	$0.01	$(1.32)
Diluted earnings (loss) per common share:
Continuing operations	$0.16	$0.15	$(0.29)
Discontinued operations	—	(0.07)	(1.03)
Cumulative effect of change in accounting principle	—	(0.07)	—
Diluted earnings (loss) per share	$0.16	$0.01	$(1.32)

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS AND SALES OF MINORITY INTERESTS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

The Company made no acquisitions in 2003. The following represents the significant acquisitions occurring in 2002 and 2001:

Acquisition	Location	Effective Date	Purchase Price
2002
ASC (51%)	Colorado Springs, CO	June 2002	$1.4 million
ASC (60%)	Tyler, TX	September 2002	$4.7 million
2001
ASC (60%)	Thibodaux, LA	November 2001	$1.4 million

Goodwill recorded upon acquisition of the above was $5.8 million and $1.3 million in 2002 and 2001, respectively. The goodwill created is not amortized in accordance with SFAS 142.

The following unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 assume that the business acquisitions subsequent to January 1, 2001 described above occurred at the beginning of the year preceding the year of acquisition. The unaudited pro forma results from continuing operations below are based on historical results of operations, include adjustments for depreciation, amortization and taxes and do not necessarily reflect actual results that would have occurred (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001
Pro forma net revenue	$57,091	$54,199
Pro forma continuing net income (loss)	4,120	(6,997)
Pro forma continuing earnings (loss) per common share:
Basic	0.17	(0.28)
Diluted	0.17	(0.28)

In addition to its divestiture transactions the Company also sold minority equity interests in nine of its existing ASCs during 2003 and 2002 to various physician-owners of the divested practices. From the sale of minority interests, the Company received in the aggregate approximately $1.9 million in cash proceeds and 261,000 shares of its common stock in 2003 and approximately $2.7 million in cash proceeds and 725,000 shares of its common stock in 2002. Also during 2003, the Company built a new ASC in Kansas City, MO with a physician-partner who owns 49% of the facility. This physician had been performing procedures in one of our existing Kansas City ASCs.

Location	Interest % sold	Effective Date
River Forest, IL	20%	June 2002
River Forest, IL	5%	July 2002
Overland Park, KS	49%	October 2002
Kansas City, MO	20%	October 2002
Merrillville, IN	49%	December 2002
St. Joseph, MO	20%	December 2002

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    ACQUISITIONS AND SALES OF MINORITY INTERESTS (Continued)

Location	Interest % sold	Effective Date
Richmond, VA	10%	January 2003
Chicago, IL	17.5%	February 2003
Maryville, IL	10%	February 2003
Richmond, VA	10%	September 2003
Maryville, IL	10%	September 2003
Kansas City, MO	49%	October 2003
Chicago, IL	3%	December 2003
New Albany, IN	20%	December 2003

All of these entities are consolidated into the financial statements of the Company and the minority shareholder interests in the earnings and assets of those ASCs are reflected in the minority interest line of the consolidated financial statements.

6.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Equipment	$12,882	$11,945
Information technology	1,729	831
Furniture and fixtures	905	720
Leasehold improvements	2,959	1,662
	18,475	15,158
Less—Accumulated depreciation and amortization	(10,557)	(8,150)
	$7,918	$7,008

Depreciation and amortization expense for property and equipment in 2003, 2002 and 2001 was approximately $2.7 million, $2.5 million and $3.4 million, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS — CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

The Company accounts for intangible assets in accordance with SFAS No. 142. The Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. Instead, the carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. Impairment losses identified at the initial adoption of FAS 142 were reported as a change in accounting principle. Subsequent impairment losses are reported in income from continuing operations.

Upon the initial adoption of SFAS No. 142, the Company evaluated its goodwill as of January 1, 2002 and determined that the goodwill associated with one of its ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which had shown a downturn in demand. This downturn had negatively impacted the prospects for this business. The evaluation indicated an impairment of approximately $1.8 million, after tax, and this write-off was presented as a change in accounting principle. During the fourth quarter of 2002, it was determined that the same ancillary business required an additional pre-tax impairment charge of $1.3 million which resulted in the write-down of the remaining goodwill for this business.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    GOODWILL AND OTHER INTANGIBLE ASSETS — CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE (Continued)

Goodwill balances by reportable segment are summarized in the table below (in thousands):

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance January 1, 2001	$14,744	$9,899	$980	$25,623	$—
Acquisition of ASCs	1,251	—	—	1,251	—
Goodwill written-off — restructuring	(866)	—	—	(866)	—
Amortization	(665)	(334)	(39)	(1,038)	—
Balance December 31, 2001	14,464	9,565	941	24,970	—
Acquisition of ASCs	5,876	—	—	5,876	—
Impairment losses	—	(4,090)	—	(4,090)	—
Balance December 31, 2002	20,340	5,475	941	26,756	—
Two year non-compete agreement	—	—	—	—	43
Purchase price adjustments	(29)	—	—	(29)	—
Amortization	—	—	—	—	(21)
Balance December 31, 2003	$20,311	$5,475	$941	$26,727	$22

The following tables summarize the results of continuing operations and earnings per share had SFAS No. 142 been adopted as of January 1, 2000 (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Reported net income (loss) from continuing operations	$3,484	$3,657	$(7,093)
Add back: Goodwill amortization	—	—	1,038
Less: Related tax effect	—	—	(408)
Adjusted net income (loss) from continuing operations	$3,484	$3,657	$(6,463)
Basic Earnings Per Share
Reported net income (loss) from continuing operations	$0.16	$0.15	$(0.29)
Goodwill amortization, net of tax	—	—	0.03
Adjusted net income (loss) from continuing operations	$0.16	$0.15	$(0.26)
Diluted Earnings Per Share
Reported net income (loss) from continuing operations	$0.16	$0.15	$(0.29)
Goodwill amortization, net of tax	—	—	0.03
Adjusted net income (loss) from continuing operations	$0.16	$0.15	$(0.26)

8.    ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Accrued payroll and related benefits	$779	$883
Accrued incentive compensation	722	922
Accrued business taxes	243	413
Accrued professional fees, deferred revenue and other	630	1,099
	$2,374	$3,317

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    RESTRUCTURING AND OTHER CHARGES

The Plan contemplated the Company pursuing and/or negotiating the following — (a) closure of certain facilities due to under-performing results including one ASC, seven LVC centers and one fixed laser site; (b) termination of an acquisition contract; and (c) reorganization and downsizing of the Company’s information technology function to conform to the needs of continuing operations and the pursuit of the Company’s discontinued operations plan.

The charges to the restructuring reserves is summarized below (in thousands):

	Lease Commitments	Asset Impairments	Contract Termination	Other	Total
Initial reserves	$2,224	$6,599	$1,851	$238	$10,912
Charges utilized in 2001	(51)	(6,396)	(15)	(141)	(6,603)
Balance December 31, 2001	2,173	203	1,836	97	4,309
Charges utilized in 2002	(729)	(53)	(1,702)	(36)	(2,520)
Reversal of excess reserves	(851)	(95)	(134)	75	(1,005)
Balance December 31, 2002	593	55	—	136	784
Charges utilized in 2003	(320)	(5)	—	(199)	(524)
Re-evaluated requirements	(130)	44	—	86	—
Balance December 31, 2003	$143	$94	$—	$23	$260

The Company evaluated its reserve requirements at the end of 2003 and determined that the balance was adequate to cover the remaining costs associated with its restructuring plan. During 2002 the Company determined that it had excess reserves of $1.0 million. The excess reserves were primarily due to better than expected results resolving outstanding lease obligations and the decision to retain one ASC slated for closure as a result of the identification of an unanticipated source of surgical patients. The reversal of the excess reserve in 2002 was reported in the results of continuing operations.

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

10.    INCOME TAXES

The income tax provision (benefit) from continuing operations consists of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Current
Federal	$—	$—	$(972)
State	—	—	(129)
	—	—	(1,101)
Deferred
Federal	1,967	2,134	(3,083)
State	355	305	(407)
	2,322	2,439	(3,490)
	$2,322	$2,439	$(4,591)

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    INCOME TAXES (Continued)

A reconciliation of income tax expense for financial reporting purposes and the amount calculated using the U.S. statutory rate of 34% are presented as follows:

	2003	2002	2001
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
Intangible asset amortization	—	—	(1.5)
State taxes, net	4.8	4.8	4.5
Other	1.2	1.2	2.3
Provision for income taxes	40.0%	40.0%	39.3%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Current deferred tax assets (liabilities)
Discontinued operations and restructuring	$742	$2,793
Receivable and inventory reserves	126	216
Net operating loss carryback claim	—	204
Compensation expense	56	159
Prepaid expense	(383)	(463)
Other	1	31
	542	2,940
Long-term deferred tax assets (liabilities)
Discontinued operations and restructuring	3,358	3,895
Depreciation and amortization	(2,038)	(1,592)
Goodwill impairment charges	1,613	1,527
Net operating loss carryforward / carryback	2,038	4,730
Capital loss carryforward	1,589	1,847
Compensation expense related to stock options	369	357
Discount on conversion of notes	267	299
AMT credit	208	—
Other	51	123
	7,455	11,186
Valuation allowance	(3,325)	(3,325)
	4,130	7,861
	$4,672	$10,801

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

The Company received $3.8 million and $1.7 million in net tax refunds during 2003 and 2002, respectively and paid $2.1 million for income taxes in 2001. The refunds received in 2003 were primarily from the carryback of 2001 and 2002 federal net operating losses to tax years 1997 through 2000.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.    LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Capital lease obligations (see Note 12)	$154	$103
Less — Current maturities	(80)	(92)
	$74	$11

Revolving Credit Facility

At December 31, 2003, the Company had no outstanding borrowings under its revolving credit facility. The maximum commitment available under the Company’s credit facility is $30 million. The credit agreement expires on June 30, 2006.

Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of December 31, 2003, the Company was in compliance with all its credit agreement covenants.

At December 31, 2003 the Company had an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $215,000 that was due to expire on March 31, 2004. On March 2, 2004 the letter of credit amount was decreased to $200,000 and the expiration extended to March 31, 2005.

Interest Expense

The Company paid $86,000, $674,000 and, $2.2 million for interest and commitment fees during 2003, 2002 and 2001, respectively.

12.    OPERATING AND CAPITAL LEASES

The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options of five-year periods and escalation clauses. The Company has approximately $143,000 in restructuring reserves remaining for commitments related to facilities it has closed.

The Company entered into one capital lease for medical equipment during 2003. In addition, the Company has three capital leases for medical equipment that existed as of December 31, 2002. The annual interest rates on capital leases range from 5.0% to 7.2%.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    OPERATING AND CAPITAL LEASES (Continued)

At December 31, 2003, minimum annual rental commitments are as follows (in thousands):

	Operating Leases	Capital Leases
2004	$2,838	$86
2005	2,413	41
2006	1,876	38
2007	1,342	—
2008 and thereafter	2,544	—
Minimum lease payments	11,013	165
Less: sublease receipts	(296)	—
Total minimum lease payments	$10,717	165
Less: amount representing interest		(11)
Total obligation under capital leases		$154

Rent expense of continuing operations related to operating leases amounted to approximately $3.3 million, $3.4 million and $3.3 million during 2003, 2002 and 2001, respectively.

13.    COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

Professional Liability Risk

The Company maintains third party professional liability insurance for its ASCs and business activities. Although the Company believes that this insurance is adequate as to the amounts at risk, there can be no assurance that any claim asserted against the Company will not exceed the coverage limits of such insurance.

Insurance

The Company is insured with respect to professional liability risks on a claims-made basis. Management is not aware of any claims against the Company that might have a material impact on the Company’s financial position or results of operations.

Purchase Commitments

The Company has a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which it can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, the Company will pay Alcon monthly based on the number of procedures performed on each of its APEX/Infinity lasers and LADARVision Systems. The Company is required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming the Company does not procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next three years commencing with 2004 would be approximately $1.0 million, $1.2 million and $0.9 million, respectively. In 2003, the number of procedures performed exceeded the minimum commitment.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into two Product Usage and Volume Lease Purchase agreements with one of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2003 the Company had remaining product purchase commitments of $459,000.

Employment Agreements

The Company has employment agreements with certain of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

14.    STOCKHOLDERS’ EQUITY

Rights Agreement

Certain shareholders possess rights to purchase fractional shares of Series E Junior Participating Preferred Stock with a par value of $.01 per share at a price of $110 per one one-thousandth of a share, subject to adjustment as defined in the Rights agreements. These rights are not exercisable until the announcement of the occurrence of certain events as defined in an agreement which also describes the various shareholders’ rights.

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

15.    EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage of up to 100% of their compensation. The Savings Plan provides for the Company to match 50% of the employee’s contributions on the first 3% of salary contributed by each employee. The Company’s matching contributions approximated $132,000, $235,000 and $368,000 for 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee’s purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. Approximately 40,100 shares, 70,400 shares and 76,500 shares were purchased during 2003, 2002 and 2001, respectively. At December 31, 2003, 151,500 shares were reserved for future issuance.

Stock Option Plans

The Company is authorized to issue up to 8,451,800 shares of its common stock, par value $.01 per share under various stock option plans. Authorized options for common stock under the various plans are generally exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    EMPLOYEE BENEFIT PLANS (Continued)

each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

The Company grants stock options to employees and nonemployee members of the Company’s Board of Directors. Pursuant to Accounting Principles Board No. 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-based compensation expense is deferred and recognized over the vesting period of the stock option. During the three years ended December 31, 2003 the Company did not recognize any stock based compensation expense.

In addition, the Company has granted stock options to consultants. For these option grants, the Company records a compensation charge, which is equal to their estimated fair market value on the date of the grant as determined by the Black-Scholes option-pricing model.

The following table summarizes the activity in the stock option plan:

	Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2000	5,481,442	$1.06–$14.94	$4.53
Granted	1,953,000	$1.15–$ 2.84	$1.63
Exercised	(79,074)	$1.25–$ 1.88	$1.48
Canceled	(1,076,777)	$1.25–$13.88	$4.99

Balance at December 31, 2001	6,278,591	$1.06–$14.94	$3.52
Granted	1,148,500	$0.74–$ 1.10	$0.80
Exercised	—		—
Canceled	(1,109,136)	$0.74–$14.94	$4.24

Balance at December 31, 2002	6,317,955	$0.74–$12.61	$2.90
Granted	523,000	$1.27–$ 2.15	$1.37
Exercised	(100,550)	$0.78–$ 1.75	$1.30
Canceled	(605,926)	$0.78–$12.00	$5.56

Balance at December 31, 2003	6,134,479	$0.74–$12.61	$2.53

The weighted average fair value of options granted in 2003 was $0.83 per share.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    EMPLOYEE BENEFIT PLANS (Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Average Life	Average Exercise Price	Number Exercisable at 12/31/03	Average Exercise Price
$ 0.74–$ 1.10	1,040,876	8.3	$0.80	433,253	$0.80
$ 1.15–$ 1.70	1,803,491	5.9	1.33	1,134,294	1.32
$ 1.75–$ 2.50	2,216,088	4.9	1.87	1,862,260	1.88
$ 2.74–$ 4.00	195,250	4.0	3.44	185,145	3.48
$ 4.38–$ 6.00	340,634	5.1	5.15	340,471	5.15
$ 6.75–$10.00	199,296	5.9	8.24	188,027	8.25
$12.00–$12.61	338,844	6.1	12.02	318,109	12.02
$0.74–$12.61	6,134,479	5.8	$2.53	4,461,559	$2.94

16.    OPERATING SEGMENTS

The Company manages its business segments by types of service provided. The Company’s reportable segments are as follows:

Surgical facilities.  Surgical facilities includes the results of operations from owning and/or operating ASCs, and fixed site laser services agreements. Earnings before taxes in 2003 and 2002 include $892,000 and $1.6 million, respectively, of gains from the sale of minority interests in the Company’s ASCs.

Product sales.  Product sales includes the Company’s optical products purchasing organization, wholesale optical laboratories, marketing products and services company and an optometric practice with a retail optical store. Earnings before taxes in 2002 includes a $1.3 million impairment charge to write-off the goodwill at the Company’s marketing products and services company.

Other.  Other includes management services provided to a physician practice with multiple locations in the Southeast and an administrative services agreement.

The accounting policies of the various segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 2. The Company evaluates the performance of its segments based on earnings before taxes (EBT). Segment EBT includes all revenue and expenses directly attributable to the segment, certain corporate expenses for salaries, wages and benefits directly attributable to the management of the reportable segment, allocated management, billing and collection fees and goodwill amortization. Items excluded from the segment EBT primarily consist of corporate expenses for salaries, wages and benefits, general and administrative and interest on debt. Corporate loss before taxes in 2002 includes a $1.0 million benefit related to the reversal of excess restructuring reserves, and in 2001 includes $12.6 million of restructuring and special charges.

Segment identifiable assets include accounts receivable, inventory, other current assets and long-lived assets of the segment. Corporate identifiable assets represent all other assets of the Company including cash and cash equivalents, corporate other current assets, and corporate long-lived assets, which include property and equipment, notes receivable and other long-term assets and assets of discontinued operations. Capital expenditures for long-lived assets were not reported to management by segment in 2001 and are excluded, as presenting such information is not practical. The Company has no revenues attributed to customers outside of the United States and no assets located in foreign countries.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    OPERATING SEGMENTS (Continued)

(in thousands)	Surgical Facilities	Product Sales	Other	Corporate	Total
2003
Net revenue	$36,410	$10,871	$8,225	$—	$55,506
Earnings (loss) before taxes	9,383	2,150	(164)	(5,563)	5,806
Depreciation and amortization	1,778	287	131	481	2,677
Interest income	2	1	—	128	131
Interest expense	2	—	1	116	119
Capital expenditures	2,524	143	87	139	2,893
Identifiable assets	30,539	10,720	2,521	20,108	63,888
2002
Net revenue	$33,665	$11,649	$8,459	$—	$53,773
Earnings (loss) before taxes	10,349	81	484	(4,818)	6,096
Depreciation and amortization	1,481	274	121	585	2,461
Interest income	7	1	—	149	157
Interest expense	6	—	1	407	414
Capital expenditures	1,444	278	73	49	1,844
Identifiable assets	29,208	10,151	2,234	22,535	64,128
2001
Net revenue	$33,786	$11,740	$7,914	$—	$53,440
Earnings (loss) before taxes	9,049	819	721	(22,273)	(11,684)
Depreciation and amortization	2,617	595	124	1,054	4,390
Interest income	—	4	—	54	58
Interest expense	12	2	—	951	965
Identifiable assets	24,391	13,790	2,989	51,082	92,252

17.    RELATED-PARTY TRANSACTIONS

Facility Rent

The Company leases facility space from various related parties, which include affiliated partners. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $686,000, $1.7 million and $2.3 million during 2003, 2002 and 2001, respectively. The Company’s minimum annual rental commitments include total commitments of $2.1 million that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2004 are approximately $650,000, $650,000, $500,000, $200,000 and $50,000. (See Note 12).

Notes Receivable

The Company holds notes receivable of $3.6 million, less reserves of $1.8 million, from physicians affiliated with the Company. This includes $2.7 million of non-interest bearing tax loans issued in connection with the IPO (see below) and $900,000 issued in the Company’s divestiture transactions with variable interest rates ranging from 5.5% to 7.0% and having multi-year terms.

As disclosed in a prospectus filed with the Securities and Exchange Commission on August 18, 1999, in connection with the exchange of $9.7 million of the Company’s subordinated exchangeable promissory notes resulting from its IPO, the Company agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of the Company’s common stock received in the exchange which they still owned as of April 1, 2000. In accordance with

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    RELATED-PARTY TRANSACTIONS (Continued)

these agreements, the Company loaned $2.7 million to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of the Company’s common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of the Company’s common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor’s initial tax loan amount equal to the number of shares sold divided by the total number of shares of the Company’s common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. The tax loans are payable by the debtors upon the Company’s demand for payment. Currently, the Company intends to allow the debtors to repay these loans as they dispose of their shares of the Company’s common stock. The Company also has agreed to reimburse these debtors on a grossed-up basis, for any Federal or state taxes that they recognize as a result of imputed interest on the tax loans.

Other

The Company receives professional services from a firm that employs a director of the Company. Total payments for services received during 2003, 2002 and 2001 were approximately $346,000, $682,000 and $720,500, respectively.

18.    SUBSEQUENT EVENTS

During the first quarter of 2004 the Company sold 22.5% minority equity interests in its Chattanooga, TN ASC to four physicians for cash proceeds of $270,000. In addition, the Company sold certain assets of its adjacent physician practice to one of these physicians for $120,000.

19.	QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands except per share data):

	Quarter
2003	First	Second	Third	Fourth
Net revenue	$13,503	$14,018	$14,374	$13,611
Income from continuing operations	1,396	1,978	2,175	1,828
Net income from operations:
Continuing	559	790	799	1,336
Discontinued	4	—	1	2
Net income (loss)	563	790	800	1,338
Basic earnings (loss) per share	0.03	0.04	0.04	0.06
Diluted earnings (loss) per share	0.03	0.04	0.04	0.06

	Quarter
2002	First	Second	Third	Fourth
Net revenue	$13,274	$13,548	$13,264	$13,687
Income (loss) from continuing operations	1,760	1,670	1,299	433
Net income (loss) from operations:
Continuing	1,009	1,152	909	587
Discontinued	87	94	18	7
Net income (loss)	(891)	1,404	933	(1,236)
Basic earnings (loss) per share	(0.04)	0.06	0.04	(0.05)
Diluted earnings (loss) per share	(0.04)	0.06	0.04	(0.05)

Schedule I

NOVAMED, INC.
RULE 12-09 VALUATION RESERVES

(in 000’s)

Allowance for contractual adjustments and bad debt	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2001	$3,697	30,838	(26,525)	$8,010
2002	$8,010	35,850	(37,827)	$6,033
2003	$6,033	52,582	(51,004)	$7,611

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

NOVAMED, INC.

By: /S/ STEPHEN J. WINJUM Stephen J. Winjum President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2004.

Signature	Title
/S/ STEPHEN J. WINJUM Stephen J. Winjum	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors, and a Director
/S/ SCOTT T. MACOMBER Scott T. Macomber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/S/ JOHN P. HART John P. Hart	Vice President Corporate Controller (Principal Accounting Officer)
/S/ R. JUDD JESSUP R. Judd Jessup	Director
/S/ SCOTT H. KIRK Scott H. Kirk, M.D.	Director
/S/ STEVEN V. NAPOLITANO Steven V. Napolitano	Director
/S/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director