Form 10-Q
period 2004-03-31
NOVAMED INC
filed 2004-05-14
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

As of April 30, 2004, there were outstanding 21,005,862 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2004

Part I

Item 1.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,033	$11,801
Accounts receivable, net of allowances of $8,806 and $7,611, respectively	10,467	8,219
Notes and amounts due from affiliated providers	508	1,089
Notes receivable from related parties	516	597
Inventory	1,270	1,397
Current tax assets, net	537	542
Other current assets	995	1,107

Total current assets	27,326	24,752
Property and equipment, net	7,601	7,918
Intangible assets, net	26,743	26,749
Noncurrent deferred tax assets, net	3,259	4,130
Other assets, net	196	339

Total assets	$65,125	$63,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,910	$4,078
Accrued expenses	2,457	2,374
Restructuring reserves	225	260
Current maturities of long-term debt	75	80
Current liabilities of discontinued operations	831	1,068

Total current liabilities	8,498	7,860

Long-term debt, net of current maturities	65	74

Minority interests	6,416	5,841

Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,201,537 and 25,046,195 shares issued at March 31, 2004 and December 31, 2003, respectively	252	250
Additional paid-in-capital	78,357	77,964
Accumulated deficit	(22,300)	(23,641)
Treasury stock, at cost, 4,208,743 and 3,843,399 shares at March 31, 2004 and December 31, 2003, respectively	(6,163)	(4,460)

Total stockholders’ equity	50,146	50,113

Total liabilities and stockholders’ equity	$65,125	$63,888

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2004	2003
Net revenue:
Surgical facilities	$9,349	$8,547
Product sales and other	4,876	4,956

Total net revenue	14,225	13,503

Operating expenses:
Salaries, wages and benefits	5,078	5,240
Cost of sales and medical supplies	3,518	3,350
Selling, general and administrative	3,154	2,879
Depreciation and amortization	676	638

Total operating expenses	12,426	12,107

Operating income	1,799	1,396

Minority interests in earnings of consolidated entities	753	578
Other (income) expense, net	(200)	(118)

Income before income taxes	1,246	936
Income tax provision	499	377

Net income from continuing operations	747	559
Net income from discontinued operations	594	4

Net income	$1,341	$563

Basic earnings per common share:
Income from continuing operations	$0.03	$0.03
Income from discontinued operations	0.03	—

Net income	$0.06	$0.03

Diluted earnings per common share:
Income from continuing operations	$0.03	$0.03
Income from discontinued operations	0.03	—

Net income	$0.06	$0.03

Weighted average common shares outstanding	21,228	21,805
Dilutive effect of employee stock options	2,021	280

Diluted weighted average common shares outstanding	23,249	22,085

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$747	$559
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	676	638
Deferred taxes	499	377
Gain on sale of minority interests	(190)	(115)
Minority interests	753	578
Distributions to minority partners	(928)	(222)
Changes in operating assets and liabilities—
Accounts receivable	(2,158)	(1,696)
Inventory	127	(11)
Other current assets	112	529
Accounts payable and accrued expenses	814	(610)
Other noncurrent assets	53	14

Net cash provided by operating activities	505	41

Cash flows from investing activities:
Purchases of property and equipment	(496)	(354)
Proceeds from sale of property and equipment	121	38
Proceeds from sale of minority interests	970	135

Net cash provided by (used in) investing activities	595	(181)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	325
Payments under revolving line of credit	—	(325)
Proceeds from the issuance of common stock	225	25
Payments of other debt, debt issuance fees and capital lease obligations	(14)	(31)

Net cash provided by (used in) financing activities	211	(6)

Cash flows from discontinued operations:
Operating activities	(241)	(850)
Investing activities	162	1,547
Financing activities	—	(2)

Net cash provided by (used in) discontinued operation	(79)	695

Net increase in cash and cash equivalents	1,232	549
Cash and cash equivalents, beginning of period	11,801	1,957

Cash and cash equivalents, end of period	$13,033	$2,506

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Dollars in thousands, except per share data; unaudited)

1. BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2003, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Three months ended March 31,
	2004	2003
Supplemental cash information:
Interest paid	$17	$32
Income taxes paid	1	34
Income tax refunds received	(15)	(217)

During the first quarter of 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon for all eight lasers, the Company has established a reserve for $237 which will be evaluated quarterly and adjusted as our minimum procedure counts are satisfied.

Non cash investing and financing activities:

The Company received 365,344 shares of its common stock from a former affiliated physician during the first quarter of 2004 to repay a $1,533 note receivable against which the company had established a $958 valuation allowance. Treasury shares were recorded at $1,703, additional paid-in-capital was increased by $170 and the valuation allowance was reversed and reported as income from discontinued operations.

3. DISCONTINUED OPERATIONS

During the first quarter of 2004 a former affiliated physician repaid a note secured by shares of the Company’s stock by the tendering of such shares. (For additional information regarding the note please refer to Note 2 above and the Company’s 2003 Annual Report on Form 10K — Note 17 “Related Party Transactions.”) When the Company adopted its Plan of Discontinued Operations and Restructuring the market value of the shares with which the loan was secured was significantly below the value of the note. Included in the initial discontinued operations charge was the establishment of a valuation allowance against the note to adjust it to its secured value based on the then current market value of the collateral shares. When shares were tendered in repayment of the note, the market value of the shares exceeded the original secured value. The Company reversed the valuation allowance established on the note and has reported it as income from discontinued operations.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

(Dollars in thousands, except per share data; unaudited)

The discontinued operations reserve balance was $831 and $1,068 at March 31, 2004 and December 31, 2003, respectively. The reserve is for remaining severance payments payable through December 2004, lease commitments expiring July 2005 and other costs from exiting the PPM business. The operating results of discontinued operations are summarized below.

	Three months ended March 31,
	2004	2003
Net revenue	$—	$1,148
Operating expenses	—	1,927
Reverse valuation allowance	958	—

Income (loss) before income taxes	958	(779)
Income tax provision (benefit)	364	(312)

Net income (loss)	594	(467)
Net loss charged to reserves	—	(471)

Net income per statement of operations	$594	$4

4. RESTRUCTURING RESERVES

Commitments under restructuring reserves expire through May 2005. The following represents activity during the first quarter of 2004:

	Reserve at December 31, 2003	Charges Utilized	Reserve at March 31, 2004
Lease Commitments	$143	$(35)	$108
Asset Impairments	94	—	94
Other	23	—	23

Total reserve balance	$260	$(35)	$225

5. OTHER (INCOME) EXPENSE

	Three months ended March 31,
	2004	2003
Interest expense	$29	$37
Interest income	(33)	(42)
Gain on sale of minority interests	(190)	(115)
Other, net	(6)	2

Other (income) expense, net	$(200)	$(118)

During the first quarter of 2004 the Company sold a 22.5% minority interest in its Chattanooga, TN ASC to four physicians and sold an additional 10% interest in its New Albany, IN ASC to an affiliate of its existing minority partners, thereby increasing minority ownership to 30%.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

(Dollars in thousands, except per share data; unaudited)

6. REVOLVING CREDIT FACILITY

At March 31, 2004, the Company had no outstanding borrowings under its revolving credit facility. The maximum commitment available under the Company’s credit facility is $30 million. The credit agreement expires on June 30, 2006.

Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of March 31, 2004, the Company was in compliance with all its credit agreement covenants.

At March 31, 2004 the Company had an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $200 that expires on March 31, 2005.

7. STOCK BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. During the first quarter of 2004, the Company granted its employees options to purchase 525,000 shares with an exercise price of $4.45 per share. The Company also granted its outside directors options to purchase 100,000 shares with an exercise price of $4.45 per share. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended March 31,
	2004	2003
Net income — as reported	$1,341	$563
Deduct: Total stock based compensation expense, net of related tax effects	(380)	(372)

Pro forma net income	$961	$191

Earnings per share:
Basic — as reported	$0.06	$0.03

Basic — pro forma	$0.05	$0.01

Diluted — as reported	$0.06	$0.03

Diluted — pro forma	$0.04	$0.01

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2004

(Dollars in thousands, except per share data; unaudited)

8. OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2004 and 2003:

	Surgical Facilities	Product Sales	Other	Corporate	Total
2004
Net revenue	$9,349	$2,798	$2,078	$—	$14,225
Income before income taxes	2,037	613	182	(1,586)	1,246
Depreciation and amortization	461	54	33	128	676
Interest income	—	—	—	33	33
Interest expense	1	—	—	28	29
Capital expenditures	400	43	20	33	496
Identifiable assets	31,034	11,599	2,854	19,638	65,125

2003
Net revenue	$8,547	$2,899	$2,057	$—	$13,503
Income before income taxes	2,045	561	(126)	(1,544)	936
Depreciation and amortization	426	69	30	113	638
Interest income	10	—	—	32	42
Interest expense	2	—	—	35	37
Capital expenditures	258	28	—	68	354
Identifiable assets	29,805	11,079	2,445	18,990	62,319

9. SUBSEQUENT EVENTS

Effective April 1, 2004, the Company acquired majority equity interests in two ASCs located in New Hampshire. The Company acquired a 51% interest in each of the Nashua Eye Surgery Center located in Nashua, New Hampshire, and the NH Eye Surgicenter located in Bedford, New Hampshire.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 15 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of March 31, 2004, we owned and operated 17 ASCs of which 13 were jointly owned with physician-partners. Effective April 1, 2004, we acquired a 51% interest in each of the Nashua Eye Surgery Center located in Nashua, New Hampshire, and the NH Eye Surgicenter located in Bedford, New Hampshire. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

First Quarter 2004 Financial Highlights:

•	Consolidated revenue increased 5.3% to $14.2 million. Surgical facilities revenue increased 9.4% to $9.3 million (same-facility surgical revenue increased 8.2% to $9.0 million).

•	Operating income increased 28.9% to $1.8 million.

•	Cash balance of $13.0 million with zero debt outstanding under our credit facility at March 31, 2004.

•	Sold minority interests in two ASCs resulting in cash proceeds of $1.0 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three Months Ended March 31,
	2004	2003
Net Revenue:
Surgical facilities	65.7%	63.3%
Product sales and other	34.3	36.7

Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	35.7	38.8
Cost of sales and medical supplies	24.7	24.8
Selling, general and administrative	22.2	21.3
Depreciation and amortization	4.8	4.7

Total operating expenses	87.4	89.6

Operating income	12.6	10.4

Minority interests in earnings of consolidated entities	5.2	4.3
Other (income) expense	(1.3)	(0.9)

Income before income taxes	8.7	7.0
Income tax provision	3.5	2.8

Net income from continuing operations	5.2	4.2
Net income from discontinued operations	4.2	—

Net income	9.4%	4.2%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Revenue

Consolidated. Total net revenue increased 5.3% from $13.5 million to $14.2 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2004 and 2003. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 9.4% from $8.5 million to $9.3 million. This increase was primarily the result of a $0.3 million increase from ASCs acquired or developed since April 1, 2003 (“new ASCs”) and a $0.7 million increase from ASCs that we owned for the entire comparable reporting periods, in this case since January 1, 2003 (“same-facility”). The increase in same-facility revenue was primarily the result of a 13.2% increase in the total number of procedures performed.

	Three Months Ended March 31,		Increase (Decrease)
Dollars in millions	2004	2003
Surgical Facilities:
Same-facility:
Net revenue	$9.0	$8.3	$0.7
# of procedures	11,320	9,996	1,324

New ASCs:
Net revenue	$0.3	$—	$0.3
# of procedures	305	—	305

Laser services agreement terminations:
Net revenue	$—	$0.2	$(0.2)
# of procedures	—	305	(305)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 1.6% from $5.0 million to $4.9 million. Net revenue at our optical laboratory business decreased $0.1 million, or 5.6%, from 2003 which management believes is primarily due to competitive and economic conditions. The optical laboratory business customer base, consisting primarily of private practice doctors, has continued to lose market share to large optical retailers.

	Three Months Ended March 31,		Increase (Decrease)
Dollars in millions	2004	2003
Product Sales:
Optical laboratories	$1.3	$1.4	$(0.1)
Optical products purchasing organization	0.6	0.5	0.1
Marketing products and services	0.5	0.6	(0.1)
Optometric practice/retail store	0.4	0.4	—

	2.8	2.9	(0.1)

Other:
Ophthalmology practice	2.0	1.9	0.1
Other	0.1	0.2	(0.1)

	2.1	2.1	—

Total Net Product Sales and Other Revenue	$4.9	$5.0	$(0.1)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense decreased 3.1% from $5.2 million to $5.1 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 38.8% to 35.7%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 9.5% from $1.8 million to $2.0 million. The increase was the result of costs attributed to new ASCs and salary increases at same-facility ASCs.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased 13.2% from $2.2 million to $1.9 million. The decrease was primarily the result of the sale of our affiliated ophthalmology practice in Chattanooga, TN and staff reductions within the optical laboratory business.

Corporate. Salaries, wages and benefits expense remained flat at $1.2 million.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 5.0% from $3.4 million to $3.5 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.8% to 24.7%. Our product sales segment has lower profit margins than our surgical facilities segment. Accordingly, the decrease as a percentage of revenue is due to product sales and other revenue decreasing to 34.3% of total revenue in 2004, down from 36.7% in 2003. Cost of sales and supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 10.7% from $2.1 million to $2.3 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.0% to 24.3%. The increase was the result of costs associated with our new ASC and an increase in procedures performed at same-facility ASCs. The increase was partially offset by the termination of laser services agreements during 2003.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 5.7% from $1.3 million to $1.2 million. This decrease is primarily a result of a reduction in the costs of sales at our optical laboratory business due to the decrease in revenues.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 9.6% from $2.9 million to $3.2 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.3% to 22.2%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 19.6% from $1.7 million to $2.0 million. The increase is due to costs associated with our new ASC, increased professional liability insurance premiums and higher management and billing/collections fees charged to the ASCs for services rendered by corporate personnel. The increase in expense was partially offset by reductions related to termination of laser services agreements during 2003.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased 8.5% from $0.9 million to $0.8 million. The decrease is primarily due to reduced bad debt expense at our marketing products and services business.

Corporate. Corporate selling, general and administrative expense remained flat at $0.3 million. We anticipate incurring additional costs associated with being a public company over the remainder of 2004 and in future years.

Depreciation and Amortization. Depreciation and amortization expense increased 5.8% from $0.6 million to $0.7 million. The increase is due to our new ASC.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $0.7 million in 2004 as compared to $0.6 million in 2003. Minority interests are expected to continue to be higher during 2004 due to the full year impact of the 2003 sale of minority interests and additional sale of minority interests in 2004. Other (income) expense is primarily gains on the sale of minority interests of $0.2 million in the first quarter of 2004, as compared to a $0.1 million gain in 2003.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities for 2004 generated $0.5 million in cash flow from continuing operations compared to $41,000 in 2003. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners.

Investing activities in 2004 resulted in positive cash flow of $0.6 million. Investing activities include proceeds from the sale of minority equity interests in two of our ASCs of $1.0 million and proceeds of $0.1 million from the sale of certain assets of our affiliated ophthalmology practice in Chattanooga, TN. These proceeds were offset by the purchase of property and equipment of $0.5 million. As of March 31, 2004 we had cash and cash equivalents of $13.0 million and working capital of $18.8 million.

At March 31, 2004, we had no borrowings outstanding under our revolving credit facility. We entered into a new amended and restated credit facility effective June 26, 2003. The maximum commitment available under our facility is $30 million. Interest on borrowings under the credit agreement is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying upon our ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of March 31, 2004, we were in compliance with all of our credit agreement covenants. The credit agreement expires on June 30, 2006.

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

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in five of our ASCs. These are summarized as follows:

•	One of our former affiliated physicians who owns a 5% interest in our River Forest, IL ASC has the option to acquire an additional 5% interest, exercisable on or before July 1, 2005;

•	Two of our former affiliated physicians who own a 49% interest in our Overland Park, KS ASC have an option to purchase our remaining 51% interest. We have received notice of their intention to purchase and anticipate finalizing the transaction on April 15, 2005;

•	One of our former affiliated physicians who owns a 49% interest in our Merrillville, IN ASC has an option to purchase our remaining 51% interest, exercisable at periodic intervals beginning March 1, 2005 through March 1, 2008;

•	One of our existing physician-partners who owns a 40% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006; and

•	One of our former affiliated physicians has an option to purchase a 10% interest in our wholly owned Florissant, MO ASC, exercisable on or before July 31, 2004.

In the event the options to purchase are exercised, we will receive cash proceeds from these sales. In many of these instances, we also have corresponding rights to sell the stated equity interests to the physicians at the same timing intervals. Moreover, depending on the circumstances, we may also agree in the future from time to time to sell equity interests in one or more of our ASCs to the physicians who are parties to these option agreements on terms and at timing intervals different than those set forth in these agreements.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2004 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally and in response to a protracted economic downturn. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

E.	Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
3/01/2004 – 3/31/2004	365,344	$4.66	None	None

(1)	The Company received these shares of its common stock from a former affiliated physician to repay a note receivable.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

We filed a report on Form 8-K dated February 18, 2004 during the first quarter of 2004 disclosing our press release that announced our results of operations for the year ended December 31, 2003.

We filed a report on Form 8-K dated March 26, 2004 during the first quarter of 2004 disclosing the effect of a merger to change the corporate name of the Company from “NovaMed Eyecare, Inc.” to “NovaMed, Inc.”

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	May 14, 2004
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	May 14, 2004
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)