Form 10-Q
period 2004-06-30
NOVAMED INC
filed 2004-08-13
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

As of July 30, 2004, there were outstanding 21,097,022 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2004

Part I

Item 1.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,270	$11,801
Accounts receivable, net of allowances of $8,633 and $7,611, respectively	11,267	8,219
Notes and amounts due from affiliated providers	509	1,089
Notes receivable from related parties	395	597
Inventory	1,364	1,397
Current tax assets, net	279	542
Other current assets	1,115	1,107

Total current assets	21,199	24,752
Property and equipment, net	7,524	7,918
Intangible assets, net	34,851	26,749
Noncurrent deferred tax assets, net	3,008	4,130
Other assets, net	131	339

Total assets	$66,713	$63,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,121	$4,078
Accrued expenses	2,449	2,374
Restructuring reserves	141	260
Current maturities of long-term debt	180	80
Current liabilities of discontinued operations	672	1,068

Total current liabilities	8,563	7,860

Long-term debt, net of current maturities	167	74

Minority interests	6,940	5,841

Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,255,765 and 25,046,195 shares issued at June 30, 2004 and December 31, 2003, respectively	252	250
Additional paid-in-capital	78,425	77,964
Accumulated deficit	(21,471)	(23,641)
Treasury stock, at cost, 4,208,743 and 3,843,399 shares at June 30, 2004 and December 31, 2003, respectively	(6,163)	(4,460)

Total stockholders’ equity	51,043	50,113

Total liabilities and stockholders’ equity	$66,713	$63,888

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenue:
Surgical facilities	$11,143	$9,281	$20,492	$17,828
Product sales and other	4,334	4,737	9,211	9,693

Total net revenue	15,477	14,018	29,703	27,521

Operating expenses:
Salaries, wages and benefits	5,225	4,991	10,303	10,232
Cost of sales and medical supplies	3,719	3,442	7,238	6,792
Selling, general and administrative	3,358	2,949	6,512	5,829
Depreciation and amortization	640	657	1,316	1,294

Total operating expenses	12,942	12,039	25,369	24,147

Operating income	2,535	1,979	4,334	3,374

Minority interests in earnings of consolidated entities	1,177	678	1,930	1,255
Other (income) expense, net	(22)	(15)	(222)	(133)

Income before income taxes	1,380	1,316	2,626	2,252
Income tax provision	552	526	1,050	903

Net income from continuing operations	828	790	1,576	1,349
Net income from discontinued operations	—	—	594	4

Net income	$828	$790	$2,170	$1,353

Basic earnings per common share:
Income from continuing operations	$0.04	$0.04	$0.07	$0.06
Income from discontinued operations	—	—	0.03	—

Net income	$0.04	$0.04	$0.10	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.04	$0.04	$0.07	$0.06
Income from discontinued operations	—	—	0.03	—

Net income	$0.04	$0.04	$0.10	$0.06

Weighted average common shares outstanding	21,018	21,441	21,123	21,622
Dilutive effect of employee stock options	1,815	315	1,918	297

Diluted weighted average common shares outstanding	22,833	21,756	23,041	21,919

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$1,576	$1,349
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	1,316	1,294
Deferred taxes	1,050	903
Gain on sale of minority interests	(163)	(115)
Minority interests	1,930	1,255
Distributions to minority partners	(1,831)	(857)
Changes in operating assets and liabilities—
Accounts receivable	(2,544)	(2,357)
Inventory	118	(211)
Other current assets	(157)	315
Accounts payable and accrued expenses	821	(40)
Other noncurrent assets	61	(12)

Net cash provided by operating activities	2,177	1,524

Cash flows from investing activities:
Payments for acquisitions, net	(8,133)	—
Proceeds from sale of minority interests	1,048	135
Purchases of property and equipment	(1,069)	(1,196)
Proceeds from sale of property and equipment	121	38
Proceeds from sale of securities	74	—

Net cash used in investing activities	(7,959)	(1,023)

Cash flows from financing activities:
Borrowings under revolving line of credit	—	825
Payments under revolving line of credit	—	(825)
Proceeds from the issuance of common stock	294	29
Payments of other debt, debt issuance fees and capital lease obligations	(52)	(125)

Net cash provided by (used in) financing activities	242	(96)

Cash flows from discontinued operations:
Operating activities	(342)	(1,732)
Investing activities	351	2,002
Financing activities	—	(1)

Net cash provided by discontinued operations	9	269

Net increase (decrease) in cash and cash equivalents	(5,531)	674
Cash and cash equivalents, beginning of period	11,801	1,957

Cash and cash equivalents, end of period	$6,270	$2,631

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Dollars in thousands, except per share data; unaudited)

1. BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2003, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2. STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Supplemental cash information:
Interest paid	$15	$36	$32	$68
Income taxes paid	47	1	48	35
Income tax refunds received	(3)	—	(18)	(217)

During the first quarter of 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon for all eight lasers, the Company has established a reserve for $237 which will be evaluated quarterly and adjusted as necessary.

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

3. INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance December 31, 2003	$20,311	$5,475	$941	$26,727	$22
Acquisition of ASCs	8,113	—	—	8,113	—
Amortization	—	—	—	—	(11)

Balance June 30, 2004	$28,424	$5,475	$941	$34,840	$11

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2004

(Dollars in thousands, except per share data; unaudited)

4. ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

The Company made the following acquisitions during the second quarter of 2004:

Acquisition	Location	Effective Date	Purchase Price
ASC (51%)	Bedford, NH	April 2004	$1.4 million
ASC (51%)	Nashua, NH	April 2004	$1.5 million
ASC (70%)	Altamonte Springs, FL	June 2004	$5.2 million

5. DISCONTINUED OPERATIONS

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

The discontinued operations reserve balance was $672 and $1,068 at June 30, 2004 and December 31, 2003, respectively. The reserve is for remaining severance payments payable through December 2004, lease commitments expiring July 2005 and other costs from exiting the PPM business. The operating results of discontinued operations are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net revenue	$—	$273	$—	$1,421
Operating expenses	—	1,083	—	3,010
Reverse valuation allowance	—	—	958	—

Income (loss) before income taxes	—	(810)	958	(1,589)
Income tax provision (benefit)	—	(323)	364	(635)

Net income (loss) from operations	—	(487)	594	(954)
Net income (loss) charged to reserves	—	(487)	—	(958)

Net income per statement of operations	$—	$—	$594	$4

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2004

(Dollars in thousands, except per share data; unaudited

6. RESTRUCTURING RESERVES

Commitments under restructuring reserves expire through May 2005. The following represents activity during the first six months of 2004:

	Reserve at December 31, 2003	Charges Utilized	Reserve at June 30, 2004
Lease Commitments	$143	$(56)	$87
Asset Impairments	94	(61)	33
Other	23	(2)	21

Total reserve balance	$260	$(119)	$141

7. OTHER (INCOME) EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest expense	$27	$40	$56	$77
Interest income	(21)	(38)	(54)	(80)
(Gain) loss on sale of minority interests	27	—	(163)	(115)
Other, net	(55)	(17)	(61)	(15)

Other (income) expense, net	$(22)	$(15)	$(222)	$(133)

During the first quarter of 2004 the Company sold a 22.5% minority interest in its Chattanooga, TN ASC to four physicians and sold an additional 10% interest in its New Albany, IN ASC to an affiliate of its existing minority partners, thereby increasing minority ownership in this ASC to 30%. During the second quarter of 2004, the Company sold an additional 8% minority interest in its Chattanooga, TN ASC to a fifth physician increasing minority ownership in this ASC to 30.5%.

8. REVOLVING CREDIT FACILITY

At June 30, 2004, the Company had no outstanding borrowings under its revolving credit facility. The maximum commitment available under the Company’s credit facility is $30 million. The credit agreement expires on June 30, 2006.

Under the facility, interest on borrowings under the credit agreement is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .50% or LIBOR plus a range from 1.25% to 2.0%, varying upon the Company’s ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of June 30, 2004, the Company was in compliance with all its credit agreement covenants.

At June 30, 2004 the Company had an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $200 that expires on March 31, 2005.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2004

(Dollars in thousands, except per share data; unaudited)

9. STOCK BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. During the first quarter of 2004, the Company granted its employees options to purchase 525,000 shares with an exercise price of $4.45 per share and granted four of its outside directors options to purchase 100,000 shares with an exercise price of $4.45 per share. During the second quarter of 2004, the Company granted an additional outside director options to purchase 25,000 shares with an exercise price of $4.07 per share. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income – as reported	$828	$790	$2,170	$1,353
Deduct: Total stock based compensation expense, net of related tax effects	(181)	(382)	(563)	(754)

Pro forma net income	$647	$408	$1,607	$599

Earnings per share:
Basic — as reported	$0.04	$0.04	$0.10	$0.06

Basic — pro forma	$0.03	$0.02	$0.08	$0.03

Diluted — as reported	$0.04	$0.04	$0.10	$0.06

Diluted — pro forma	$0.03	$0.02	$0.07	$0.03

10. SUBSEQUENT EVENTS

Effective July 1, 2004, the Company sold a 5% and a 2.5% minority interest in its Chattanooga, TN ASC to two of its existing partners, increasing their minority interest ownership to 10% and 5%, respectively and increasing total minority ownership interest in this ASC to 38%. This will result in a $67 pretax loss on the sale of minority interests in the third quarter of 2004.

Effective July 1, 2004, the Company repurchased the 20% minority interest of one of its Kansas City, MO ASCs from two physician partners who each held a 10% interest and performed the majority of the surgical procedures at this ASC. The Company is currently working to attract new physicians to this ASC.

Effective July 27, 2004, the Company acquired a 51% majority interest in an ASC located in Oak Lawn, IL and effective July 31, 2004, the Company acquired a 60% majority interest in an ASC located in Lake Worth, FL. The aggregate purchase price of these two ASCs was $13.2 million which was funded from the Company’s existing cash and credit facility.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2004

(Dollars in thousands, except per share data; unaudited)

11. OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2004 and 2003:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2004
Net revenue	$11,143	$2,653	$1,681	$—	$15,477
Income before income taxes	2,274	501	83	(1,478)	1,380
Depreciation and amortization	461	46	28	105	640
Interest income	1	—	—	20	21
Interest expense	1	—	—	26	27
Capital expenditures	510	26	—	37	573
Identifiable assets	40,752	11,647	2,355	11,959	66,713

Three months ended June 30, 2003
Net revenue	$9,281	$2,704	$2,033	$—	$14,018
Income before income taxes	2,282	545	(46)	(1,465)	1,316
Depreciation and amortization	437	72	31	117	657
Interest income	9	—	—	29	38
Interest expense	3	—	—	37	40
Capital expenditures	792	42	2	6	842
Identifiable assets	31,000	11,318	2,314	17,837	62,469

Six months ended June 30, 2004
Net revenue	$20,492	$5,451	$3,760	$—	$29,703
Income before income taxes	4,311	1,114	265	(3,064)	2,626
Depreciation and amortization	922	100	61	233	1,316
Interest income	1	—	—	53	54
Interest expense	2	—	—	54	56
Capital expenditures	910	69	20	70	1,069
Identifiable assets	40,752	11,647	2,355	11,959	66,713

Six months ended June 30, 2003
Net revenue	$17,828	$5,603	$4,090	$—	$27,521
Income before income taxes	4,327	1,106	(172)	(3,009)	2,252
Depreciation and amortization	863	141	61	229	1,294
Interest income	19	—	—	61	80
Interest expense	5	—	—	72	77
Capital expenditures	1,050	70	2	74	1,196
Identifiable assets	31,000	11,318	2,314	17,837	62,469

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 18 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of June 30, 2004, we owned and operated 20 ASCs of which 17 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated revenue increased 7.9% to $29.7 million. Surgical facilities revenue increased 14.9% to $20.5 million (same-facility surgical revenue increased 7.9% to $18.0 million).

•	Operating income increased 28.5% to $4.3 million.

•	Cash balance of $6.3 million with zero debt outstanding under our credit facility at June 30, 2004.

•	Acquired majority interests in three ASCs during the second quarter of 2004.

•	Sold minority interests in two ASCs resulting in cash proceeds of $1.0 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Revenue:
Surgical facilities	72.0%	66.2%	69.0%	64.8%
Product sales and other	28.0	33.8	31.0	35.2

Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	33.8	35.6	34.7	37.2
Cost of sales and medical supplies	24.0	24.6	24.4	24.7
Selling, general and administrative	21.7	21.0	21.9	21.1
Depreciation and amortization	4.1	4.7	4.4	4.7

Total operating expenses	83.6	85.9	85.4	87.7

Operating income	16.4	14.1	14.6	12.3

Minority interests in earnings of consolidated entities	7.6	4.8	6.5	4.6
Other (income) expense	(0.1)	(0.1)	(0.7)	(0.5)

Income before income taxes	8.9	9.4	8.8	8.2
Income tax provision	3.6	3.8	3.5	3.3

Net income from continuing operations	5.3	5.6	5.3	4.9
Net income from discontinued operations	—	—	2.0	—

Net income	5.3%	5.6%	7.3%	4.9%

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net Revenue

Consolidated. Total net revenue increased 10.4% from $14.0 million to $15.5 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2004 and 2003. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 20.1% from $9.3 million to $11.1 million. This increase was primarily the result of $1.2 million of net revenue from ASCs acquired or developed after April 1, 2003 (“new ASCs”) and a $0.7 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 14.7% increase in the total number of procedures performed.

	Three Months Ended June 30,		Increase
Dollars in millions	2004	2003	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$9.9	$9.2	$0.7
# of procedures	12,637	11,014	1,623

New ASCs:
Net revenue	$1.2	$—	$1.2
# of procedures	1,311	—	1,311

Laser services agreement terminations:
Net revenue	$—	$0.1	$(0.1)
# of procedures	—	141	(141)

In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin performing their surgical procedures at a new ASC that was being developed closer to their practice locations. As a result, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. These two physicians performed the majority of the surgical procedures at this ASC and their departure in April has had a negative impact on procedure volume, revenue, and operating income at this ASC during the second quarter of 2004. We exercised our option to repurchase their equity interests in this ASC effective July 1, 2004. Although we are currently working to attract new physicians to this ASC, the negative impact on our cash flow from operations is expected to continue until this occurs. The negative financial impact is being mitigated, in part, by the payments the physicians are making for the release of their restrictive covenants.

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 8.5% from $4.7 million to $4.3 million. Net revenue from our ophthalmology practice decreased $0.3 million, or 17.6%, from 2003 primarily due to the divestiture of one of our practice locations in Chattanooga, TN.

	Three Months Ended June 30,		Increase
Dollars in millions	2004	2003	(Decrease)
Product Sales:
Optical laboratories	$1.3	$1.2	$0.1
Optical products purchasing organization	0.5	0.5	—
Marketing products and services	0.4	0.5	(0.1)
Optometric practice/retail store	0.4	0.5	(0.1)

	2.6	2.7	(0.1)

Other:
Ophthalmology practice	1.6	1.9	(0.3)
Other	0.1	0.1	—

	1.7	2.0	(0.3)

Total Net Product Sales and Other Revenue	$4.3	$4.7	$(0.4)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 4.7% from $5.0 million to $5.2 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 35.6% to 33.8%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 29.5% from $1.8 million to $2.3 million. The increase was the result of costs attributed to new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased 15.8% from $2.0 million to $1.7 million. The decrease was primarily the result of the divestiture of our practice location in Chattanooga, TN and staff reductions within our optical laboratory business.

Corporate. Salaries, wages and benefits expense remained flat at $1.2 million.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 8.1% from $3.4 million to $3.7 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.6% to 24.0%. Our product sales segment has lower profit margins than our surgical facilities segment. Accordingly, the decrease as a percentage of revenue is due to product sales revenue decreasing to 17.1% of total revenue in 2004, down from 19.3% in 2003. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 16.8% from $2.2 million to $2.6 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.8% to 23.1%. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 7.4% from $1.2 million to $1.1 million. This decrease is primarily a result of a reduction in the costs of sales at our optical laboratory business due to variable labor reductions.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 13.9% from $2.9 million to $3.4 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.0% to 21.7%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 24.0% from $1.8 million to $2.3 million. The increase is due to costs associated with our new ASCs, increased professional liability insurance premiums and higher management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased 4.6% from $0.9 million to $0.8 million. The decrease is primarily due to the divestiture of our practice location in Chattanooga, TN.

Corporate. Corporate selling, general and administrative expense remained flat at $0.2 million. Occupancy and temporary staffing cost savings were offset by additional costs associated with being a public company. We anticipate incurring additional costs associated with being a public company over the remainder of 2004 and in future years.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $0.6 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $1.2 million in 2004 as compared to $0.7 million in 2003. Minority interests are expected to continue to be higher during 2004 due to ASCs acquired in 2004, the full year impact of the 2003 sale of minority interests and additional sale of minority interests in 2004.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net Revenue

Consolidated. Total net revenue increased 7.9% from $27.5 million to $29.7 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2004 and 2003. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 14.9% from $17.8 million to $20.5 million. This increase was primarily the result of $1.5 million of net revenue from ASCs acquired or developed after January 1, 2003 (“new ASCs”) and a $1.3 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 14.0% increase in the total number of procedures performed.

	Six Months Ended June 30,			Increase
Dollars in millions	2004		2003	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue		$19.0	$17.6	$1.4
# of procedures		23,957	21,010	2,947
New ASCs:
Net revenue		$1.5	$—	$1.5
# of procedures		1,616	—	1,616
Laser services agreement terminations:
Net revenue	$		$0.2	$(0.2)
# of procedures		—	446	(446)

In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin performing their surgical procedures at a new ASC that was being developed closer to their practice locations. As a result, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. These two physicians performed the majority of the surgical procedures at this ASC and their departure in April has had a negative impact on procedure volume, revenue, and operating income at this ASC during the first six months of 2004. We exercised our option to repurchase their equity interests in this ASC effective July 1, 2004. Although we are currently working to attract new physicians to this ASC, the negative impact on our cash flow from operations is expected to continue until this occurs. The negative financial impact is being mitigated, in part, by the payments the physicians are making for the release of their restrictive covenants.

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 5.0% from $9.7 million to $9.2 million. Net revenue from our ophthalmology practice decreased $0.3 million, or 7.3%, from 2003 primarily due to the divestiture of one of our practice locations in Chattanooga, TN. Net revenue at our marketing products and services business decreased $0.2 million, or 17.9%, from 2003. This decrease is attributed to the high demand in 2003 for marketing products supporting a new refractive technology.

	Six Months Ended June 30,		Increase
Dollars in millions	2004	2003	(Decrease)
Product Sales:
Optical laboratories	$2.6	$2.6	$—
Optical products purchasing organization	1.1	1.0	0.1
Marketing products and services	0.9	1.1	(0.2)
Optometric practice/retail store	0.9	0.9	—

	5.5	5.6	(0.1)

Other:
Ophthalmology practice	3.5	3.8	(0.3)
Other	0.2	0.3	(0.1)

	3.7	4.1	(0.4)

Total Net Product Sales and Other Revenue	$9.2	$9.7	$(0.5)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 0.7% from $10.2 million to $10.3 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 37.2% to 34.7%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 19.5% from $3.6 million to $4.3 million. The increase was the result of costs attributed to new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased 14.5% from $4.2 million to $3.6 million. The decrease was primarily the result of the divestiture of our practice location in Chattanooga, TN and staff reductions within our optical laboratory business.

Corporate. Salaries, wages and benefits expense remained flat at $2.4 million.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 6.6% from $6.8 million to $7.2 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.7% to 24.4%. Our product sales segment has lower profit margins than our surgical facilities segment. Accordingly, the decrease as a percentage of revenue is due to product sales revenue decreasing to 18.4% of total revenue in 2004, down from 20.4% in 2003. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 14.0% from $4.3 million to $4.9 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.9% to 23.7%. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs. The increase was partially offset by the termination of laser services agreements during 2003.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 6.5% from $2.6 million to $2.4 million. The decrease is primarily a result of a reduction in the costs of sales at our optical laboratory business due to variable labor reductions.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 11.7% from $5.8 million to $6.5 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.1% to 21.9%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 21.9% from $3.5 million to $4.3 million. The increase is due to costs associated with our new ASCs, increased professional liability insurance premiums and higher management and billing/collections fees charged to the ASCs for services rendered by corporate personnel. The increase in expense was partially offset by reductions related to termination of laser services agreements during 2003.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased 6.6% from $1.8 million to $1.7 million. The decrease is primarily due to the divestiture of our practice location in Chattanooga, TN.

Corporate. Corporate selling, general and administrative expense remained flat at $0.5 million. Occupancy and temporary staffing cost savings were offset by additional costs associated with being a public company. We anticipate incurring additional costs associated with being a public company over the remainder of 2004 and in future years.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $1.3 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $1.9 million in 2004 as compared to $1.3 million in 2003. Minority interests are expected to continue to be higher during 2004 due to ASCs acquired in 2004, the full year impact of the 2003 sale of minority interests and additional sale of minority interests in 2004. Other (income) expense is primarily net gains on the sale of minority interests of $0.2 million in 2004 as compared to $0.1 million in 2003.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities for 2004 generated $2.2 million in cash flow from continuing operations compared to $1.5 million in 2003. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners.

Investing activities in 2004 resulted in negative cash flow of $8.0 million. Investing activities include the acquisition of three ASCs for $8.1 million and the purchase of property and equipment for $1.1 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs of $1.0 million and proceeds of $0.1 million from the sale of certain assets of our ophthalmology practice location in Chattanooga, TN. As of June 30, 2004 we had cash and cash equivalents of $6.3 million and working capital of $12.6 million.

At June 30, 2004, we had no borrowings outstanding under our revolving credit facility. We entered into a new amended and restated credit facility effective June 26, 2003. The maximum commitment available under our facility is $30 million. Interest on borrowings under the credit agreement is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying upon our ability to meet financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions and affiliations and ratios that define borrowing availability and restrictions on the payment of dividends. As of June 30, 2004, we were in compliance with all of our credit agreement covenants. The credit agreement expires on June 30, 2006.

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

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in four of our ASCs. These are summarized as follows:

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

Item 4. Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on May 26, 2004 at which the stockholders voted to elect two Class II directors for a term of three years expiring at our 2007 Annual Meeting of Stockholders. Results of the voting were as follows:

Directors	For	Authority Withheld
Robert J. Kelly	18,093,176	162,480
C.A. Lance Piccolo	18,092,576	163,080

The remaining directors, Stephen J. Winjum, R. Judd Jessup, Scott H. Kirk, M.D. and Steven V. Napolitano, all continued their terms of office as directors of the Company after the 2004 Annual Meeting of Stockholders. The election of two Class II directors was the only item submitted to and voted upon by the stockholders.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

We furnished a report on Form 8-K dated May 5, 2004 during the second quarter of 2004 disclosing our press release that announced our results of operations for the first quarter ended March 31, 2004.

We furnished a report on Form 8-K dated May 7, 2004 during the second quarter of 2004 disclosing additional information about tax fees reported in our proxy statement for our 2004 Annual Meeting of Stockholders at the request of Institutional Shareholder Services.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	August 13, 2004
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	August 13, 2004
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)