Form 10-Q
period 2004-09-30
NOVAMED INC
filed 2004-11-12
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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
Yes  No ☒

As of October 29, 2004, there were outstanding 21,306,968 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Part I
Item 1.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
ASSETS	2004	2003
Current assets:	(unaudited)

Cash and cash equivalents	$2,416	$11,801
Accounts receivable, net of allowances of $9,805 and $7,611, respectively	12,710	8,219
Notes and amounts due from affiliated providers	507	1,089
Notes receivable from related parties	288	597
Inventory	1,500	1,397
Current tax assets, net	106	542
Other current assets	1,414	1,107
Total current assets	18,941	24,752
Property and equipment, net	7,770	7,918
Intangible assets, net	47,579	26,749
Noncurrent deferred tax assets, net	2,979	4,130
Other assets, net	112	339
Total assets	$77,381	$63,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,103	$4,078
Accrued expenses	3,170	2,374
Restructuring reserves	71	260
Current maturities of long-term debt	219	80
Current liabilities of discontinued operations	559	1,068
Total current liabilities	9,122	7,860
Long-term debt, net of current maturities	7,386	74
Minority interests	7,989	5,841
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,483,268 and 25,046,195 shares issued at September 30, 2004 and December 31, 2003, respectively	255	250
Additional paid-in-capital	79,193	77,964
Accumulated deficit	(20,401)	(23,641)
Treasury stock, at cost, 4,208,743 and 3,843,399 shares at September 30, 2004 and December 31, 2003, respectively	(6,163)	(4,460)
Total stockholders’ equity	52,884	50,113
Total liabilities and stockholders’ equity	$77,381	$63,888

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenue:
Surgical facilities	$12,890	$9,374	$33,382	$27,202
Product sales and other	4,504	5,000	13,716	14,693
Total net revenue	17,394	14,374	47,098	41,895

Operating expenses:
Salaries, wages and benefits	5,595	5,189	15,898	15,420
Cost of sales and medical supplies	4,207	3,400	11,444	10,192
Selling, general and administrative	3,620	2,945	10,133	8,774
Depreciation and amortization	572	665	1,888	1,960
Total operating expenses	13,994	12,199	39,363	36,346

Operating income	3,400	2,175	7,735	5,549

Minority interests in earnings of consolidated entities	1,485	700	3,415	1,955
Other (income) expense, net	131	142	(91)	9
Income before income taxes	1,784	1,333	4,411	3,585
Income tax provision	714	534	1,765	1,437
Net income from continuing operations	1,070	799	2,646	2,148
Net income from discontinued operations	—	1	594	5
Net income	$1,070	$800	$3,240	$2,153

Basic earnings per common share:
Income from continuing operations	$0.05	$0.04	$0.12	$0.10
Income from discontinued operations	—	—	0.03	—
Net income	$0.05	$0.04	$0.15	$0.10

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.04	$0.12	$0.10
Income from discontinued operations	—	—	0.02	—
Net income	$0.05	$0.04	$0.14	$0.10

Weighted average common shares outstanding	21,145	21,361	21,130	21,534
Dilutive effect of employee stock options	1,788	661	1,875	419
Diluted weighted average common shares outstanding	22,933	22,022	23,005	21,953

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$2,646	$2,148
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	1,888	1,960
Deferred taxes	1,654	1,441
(Gain) loss on sale of minority interests	(99)	73
Minority interests	3,415	1,955
Distributions to minority partners	(2,714)	(1,465)
Changes in operating assets and liabilities—
Accounts receivable	(2,676)	(2,327)
Inventory	7	(335)
Other current assets	(278)	(124)
Accounts payable and accrued expenses	1,489	786
Other noncurrent assets	70	281
Net cash provided by operating activities	5,402	4,393

Cash flows from investing activities:
Payments for acquisitions, net	(22,203)	—
Proceeds from sale of minority interests	1,138	380
Purchases of property and equipment	(1,529)	(2,331)
Proceeds from sale of property and equipment	121	110
Proceeds from sale of securities	74	—
Net cash used in investing activities	(22,399)	(1,841)

Cash flows from financing activities:
Borrowings under revolving line of credit	14,000	825
Payments under revolving line of credit	(7,000)	(825)
Proceeds from the issuance of common stock	636	115
Payments of other debt, debt issuance fees and capital lease obligations	(71)	(164)
Net cash provided by (used in) financing activities	7,565	(49)

Cash flows from discontinued operations:
Operating activities	(455)	(2,026)
Investing activities	502	2,310
Financing activities	—	—
Net cash provided by discontinued operations	47	284

Net increase (decrease) in cash and cash equivalents	(9,385)	2,787
Cash and cash equivalents, beginning of period	11,801	1,957
Cash and cash equivalents, end of period	$2,416	$4,744

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Dollars in thousands, except per share data; unaudited)

1.   BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2003, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Three months ended September 30,		Nine months ended September 30,
2004	2003	2004	2003

Supplemental cash information:
Interest paid	$30	$22	$62	$90
Income taxes paid	64	—	112	35
Income tax refunds received	—	(164)	(18)	(381)

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

During the third quarter of 2004, the Company exercised its option to purchase the 20% minority equity interest in its Kansas City, Missouri ASC from its physician partners for $300. The Company now owns 100% of this ASC. Also during the third quarter of 2004, the Company paid $200 to the 49% physician partner of its Merrillville, Indiana ASC to terminate his option to purchase the Company’s 51% interest.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2004
(Dollars in thousands, except per share data; unaudited)

3.   INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below (in thousands):

Unamortized Goodwill
Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles

Balance December 31, 2003	$20,311	$5,475	$941	$26,727	$22
Acquisition of ASCs	20,659	—	—	20,659	—
Purchase option buyout	188	—	—	188	—
Amortization	—	—	—	—	(17)
Balance September 30, 2004	$41,158	$5,475	$941	$47,574	$5

4.   ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

The Company made the following acquisitions during the first nine months of 2004:

Acquisition	Location	Effective Date	Purchase Price
ASC (51%)	Bedford, NH	April 2004	$1,457
ASC (51%)	Nashua, NH	April 2004	$1,696
ASC (70%)	Altamonte Springs, FL	June 2004	$5,189
ASC (51%)	Oak Lawn, IL	July 2004	$6,106
ASC (60%)	Lake Worth, FL	July 2004	$7,255

The Company may be obligated to pay additional purchase price for the Oak Lawn ASC of up to $1,650 based upon satisfaction of certain contingencies.

5.   DISCONTINUED OPERATIONS

During the first quarter of 2004 a former affiliated physician repaid a note secured by shares of the Company’s stock by tendering such shares to the Company. (For additional information regarding the note please refer to Note 2 above and the Company’s 2003 Annual Report on Form 10K — Note 17 “Related Party Transactions.”) When the Company adopted its Plan of Discontinued Operations and Restructuring the market value of the shares with which the loan was secured was significantly below the value of the note. Included in the initial discontinued operations charge was the establishment of a valuation allowance against the note to adjust it to its secured value based on the then current market value of the collateral shares. When shares were tendered in repayment of the note, the market value of the shares exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2004
(Dollars in thousands, except per share data; unaudited)

The discontinued operations reserve balance was $559 and $1,068 at September 30, 2004 and December 31, 2003, respectively. The reserve is for remaining severance payments payable through December 2004, lease commitments expiring July 2005 and other costs from exiting the PPM business. The operating results of discontinued operations are summarized below.

Three months ended September 30,		Nine months ended September 30,
2004	2003	2004	2003

Net revenue	$—	$118	$—	$1,546
Operating expenses	—	576	—	3,586
Reverse valuation allowance	—	—	958	—
Income (loss) before income taxes	—	(458)	958	(2,040)
Income tax provision (benefit)	—	(183)	364	(816)
Net income (loss) from operations	—	(275)	594	(1,224)
Net income (loss) charged to reserves	—	(276)	—	(1,229)
Net income per statement of operations	$—	$1	$594	$5

6.   RESTRUCTURING RESERVES

Commitments under restructuring reserves expire through May 2005. The following represents activity during the first nine months of 2004:

Reserve at		Reserve at
December 31,	Charges	September 30,
2003	Utilized	2004

Lease Commitments	$143	$(95)	$48
Asset Impairments	94	(94)	—
Other	23	—	23
Total reserve balance	$260	$(189)	$71

7.   OTHER (INCOME) EXPENSE

Three months ended September 30,		Nine months ended September 30,
2004	2003	2004	2003

Interest expense	$76	$33	$132	$111
Interest income	(14)	(41)	(68)	(122)
(Gain) loss on sale of minority interests	64	188	(99)	73
Other, net	5	(38)	(56)	(53)
Other (income) expense, net	$131	$142	$(91)	$9

During the first quarter of 2004 the Company sold a 22.5% minority interest in its Chattanooga, TN ASC to four physicians and sold an additional 10% interest in its New Albany, IN ASC to an affiliate of its existing minority partners, thereby increasing minority ownership in this ASC to 30%. During the second quarter of 2004, the Company sold an additional 8% minority interest in its Chattanooga, TN ASC to a fifth physician. During the third quarter of 2004 the Company sold a 5% and a 2.5% minority interest in its Chattanooga, TN ASC to two of its existing partners, increasing

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2004
(Dollars in thousands, except per share data; unaudited)

their minority interest ownership to 10% and 5%, respectively, and increasing total minority ownership interest in this ASC to 38%.

8.   REVOLVING CREDIT FACILITY

At September 30, 2004, the Company had $7,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. Effective October 15, 2004 the Company amended its credit facility, increasing the maximum commitment available under the facility from $30,000 to $50,000 and extending the expiration date by two years to June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility have always been calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. This ratio was generally increased for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility continue to be payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed to provide the Company with greater flexibility.

At September 30, 2004 the Company had an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $200 that expires on March 31, 2005.

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

Three months ended		Nine months ended
September 30,		September 30,
2004	2003	2004	2003

Net income - as reported	$1,070	$800	$3,240	$2,153
Deduct: Total stock based compensation expense, net of related tax effects	(163)	(352)	(725)	(1,106)
Pro forma net income	$907	$448	$2,515	$1,047

Earnings per share:
Basic — as reported	$0.05	$0.04	$0.15	$0.10
Basic — pro forma	$0.04	$0.02	$0.12	$0.05
Diluted — as reported	$0.05	$0.04	$0.14	$0.10
Diluted — pro forma	$0.04	$0.02	$0.11	$0.05

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2004
(Dollars in thousands, except per share data; unaudited)

10.   OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2004 and 2003:
	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2004
Net revenue	$12,890	$2,715	$1,789	$—	$17,394
Income before income taxes	2,310	545	168	(1,239)	1,784
Depreciation and amortization	417	46	27	82	572
Interest income	2	—	—	12	14
Interest expense	2	—	—	74	76
Capital expenditures	410	15	19	16	460
Identifiable assets	56,123	11,421	2,109	7,728	77,381

Three months ended September 30, 2003
Net revenue	$9,374	$2,863	$2,137	$—	$14,374
Income before income taxes	1,913	600	(27)	(1,153)	1,333
Depreciation and amortization	436	73	32	124	665
Interest income	—	—	—	41	41
Interest expense	4	—	—	29	33
Capital expenditures	1,048	12	60	15	1,135
Identifiable assets	30,880	11,758	2,464	18,646	63,748

Nine months ended September 30, 2004
Net revenue	$33,382	$8,167	$5,549	$—	$47,098
Income before income taxes	6,621	1,660	433	(4,303)	4,411
Depreciation and amortization	1,339	146	88	315	1,888
Interest income	3	—	—	65	68
Interest expense	4	—	—	128	132
Capital expenditures	1,321	84	39	85	1,529
Identifiable assets	56,123	11,421	2,109	7,728	77,381

Nine months ended September 30, 2003
Net revenue	$27,202	$8,466	$6,227	$—	$41,895
Income before income taxes	6,240	1,705	(199)	(4,161)	3,585
Depreciation and amortization	1,299	214	93	354	1,960
Interest income	19	—	—	103	122
Interest expense	8	—	1	102	111
Capital expenditures	2,098	82	62	89	2,331
Identifiable assets	30,880	11,758	2,464	18,646	63,748

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 18 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of September 30, 2004, we owned and operated 22 ASCs of which 18 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated revenue increased 12.4% to $47.1 million. Surgical facilities revenue increased 22.7% to $33.4 million (same-facility surgical revenue increased 7.9% to $29.0 million).

•	Operating income increased 39.4% to $7.7 million.

•	Acquired majority interests in five ASCs for $21.7 million.

•	Sold minority interests in two ASCs resulting in cash proceeds of $1.1 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

Three months ended September 30,		Nine months ended September 30,
2004	2003	2004	2003

Net Revenue:
Surgical facilities	74.1%	65.2%	70.9%	64.9%
Product sales and other	25.9	34.8	29.1	35.1
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.2	36.1	33.8	36.8
Cost of sales and medical supplies	24.2	23.7	24.3	24.3
Selling, general and administrative	20.8	20.5	21.5	21.0
Depreciation and amortization	3.3	4.6	4.0	4.7
Total operating expenses	80.5	84.9	83.6	86.8

Operating income	19.5	15.1	16.4	13.2

Minority interests in earnings of consolidated entities	8.5	4.8	7.2	4.6
Other (income) expense	0.7	1.0	(0.2)	—

Income before income taxes	10.3	9.3	9.4	8.6
Income tax provision	4.1	3.7	3.8	3.5
Net income from continuing operations	6.2	5.6	5.6	5.1
Net income from discontinued operations	—	—	1.3	—
Net income	6.2%	5.6%	6.9%	5.1%

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Revenue

Consolidated. Total net revenue increased 21.0% from $14.4 million to $17.4 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2004 and 2003. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 37.5% from $9.4 million to $12.9 million. This increase was primarily the result of $2.9 million of net revenue from ASCs acquired or developed after July 1, 2003 (“new ASCs”) and a $0.7 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 9.0% increase in the number of same-facility procedures performed.

	Three Months Ended September 30,		Increase
Dollars in thousands	2004	2003	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$9,965	$9,266	$699
# of procedures	12,664	11,614	1,050

New ASCs:
Net revenue	$2,925	$74	$2,851
# of procedures	3,407	88	3,319

Laser services agreement terminations:
Net revenue	$—	$34	$(34)
# of procedures	—	84	(84)

In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin performing their surgical procedures at a new ASC that was being developed closer to their practice locations. As a result, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. These two physicians performed the majority of the surgical procedures at our ASC and their departure in February has had a negative impact on procedure volume, revenue, and operating income during the first nine months of 2004. We exercised our option to repurchase their equity interests in this ASC effective July 1, 2004.

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 9.9% from $5.0 million to $4.5 million. Net revenue from our ophthalmology practice decreased $0.3 million, or 14.8%, from 2003 primarily due to the divestiture of one of our practice locations in Chattanooga, TN.

	Three Months Ended September 30,		Increase
Dollars in thousands	2004	2003	(Decrease)

Product Sales:
Optical laboratories	$1,267	$1,282	$(15)
Optical products purchasing organization	555	634	(79)
Marketing products and services	425	474	(49)
Optometric practice/retail store	468	473	(5)
	2,715	2,863	(148)
Other:
Ophthalmology practice	1,681	1,973	(292)
Other	108	164	(56)
	1,789	2,137	(348)
Total Net Product Sales and Other Revenue	$4,504	$5,000	$(496)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 7.8% from $5.2 million to $5.6 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 36.1% to 32.2%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 36.7% from $2.0 million to $2.7 million. The increase was the result of costs attributed to new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased 16.5% from $2.1 million to $1.7 million. The decrease was primarily the result of the divestiture of our practice location in Chattanooga, TN and staff reductions within our optical laboratory business.

Corporate. Salaries, wages and benefits expense remained flat at $1.2 million.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 23.7% from $3.4 million to $4.2 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.7% to 24.2%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 49.2% from $2.0 million to $3.0 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs. As a percentage of net revenue, cost of sales and medical supplies expense increased from 21.7% to 23.6% which is attributed, in part, to a change in procedure mix.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 14.3% from $1.4 million to $1.2 million. This decrease is primarily a result of a reduction in the costs of sales at our optical laboratory business due to variable labor reductions.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 22.9% from $2.9 million to $3.6 million. As a percentage of net revenue, selling, general and administrative expense increased from 20.5% to 20.8%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 40.3% from $1.9 million to $2.7 million. The increase is due to costs associated with our new ASCs, increased professional liability insurance premiums and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased 3.2% from $0.9 million to $0.8 million. The decrease is primarily due to the divestiture of our practice location in Chattanooga, TN.

Corporate. Corporate selling, general and administrative expense remained flat at $0.1 million. Occupancy and temporary staffing cost savings were offset by additional costs associated with being a public company. We anticipate incurring additional costs associated with being a public company over the remainder of 2004 and in future years.

Depreciation and Amortization. Depreciation and amortization expense decreased from $0.7 million to $0.6 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $1.5 million in 2004 as compared to $0.7 million in 2003. Of this increase, 64% is attributable to ASCs acquired in 2004. Minority interests are expected to continue to be higher during 2004 due to ASCs acquired in 2004, the full year impact of the 2003 sale of minority interests and the additional sale of minority interests in 2004.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net Revenue

Consolidated. Total net revenue increased 12.4% from $41.9 million to $47.1 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2004 and 2003. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 22.7% from $27.2 million to $33.4 million. This increase was primarily the result of $4.3 million of net revenue from ASCs acquired or developed after January 1, 2003 (“new ASCs”) and a $2.1 million, or 8.0%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 12.3% increase in the number of same-facility procedures performed.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2004	2003	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$28,973	$26,861	$2,112
# of procedures	36,622	32,624	3,998

New ASCs:
Net revenue	$4,409	$74	$4,335
# of procedures	5,022	88	4,934

Laser services agreement terminations:
Net revenue	$—	$267	$(267)
# of procedures	—	530	(530)

In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin performing their surgical procedures at a new ASC that was being developed closer to their practice locations. As a result, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. These two physicians performed the majority of the surgical procedures at this ASC and their departure in February has had a negative impact on procedural volume, revenue, and operating income at this ASC during the first nine months of 2004. We exercised our option to repurchase their equity interests in this ASC effective July 1, 2004.

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 6.6% from $14.7 million to $13.7 million. Net revenue from our ophthalmology practice decreased $0.6 million, or 9.8%, from 2003 primarily due to the divestiture of one of our practice locations in Chattanooga, TN. Net revenue at our marketing products and services business decreased $0.2 million, or 15.5%, from 2003. This decrease is attributed to the high demand in 2003 for marketing products supporting a new refractive technology.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2004	2003	(Decrease)

Product Sales:
Optical laboratories	$3,840	$3,914	$(74)
Optical products purchasing organization	1,687	1,665	22
Marketing products and services	1,285	1,522	(237)
Optometric practice/retail store	1,355	1,365	(10)
	8,167	8,466	(299)
Other:
Ophthalmology practice	5,226	5,795	(569)
Other	323	432	(109)
	5,549	6,227	(678)
Total Net Product Sales and Other Revenue	$13,716	$14,693	$(977)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 3.1% from $15.4 million to $15.9 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 36.8% to 33.8%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 25.5% from $5.6 million to $7.0 million. The increase was the result of costs attributed to new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased 15.1% from $6.3 million to $5.3 million. The decrease was primarily the result of the divestiture of our practice location in Chattanooga, TN and staff reductions within our optical laboratory business.

Corporate. Salaries, wages and benefits expense remained flat at $3.6 million.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 12.3% from $10.2 million to $11.4 million. As a percentage of net revenue, cost of sales and medical supplies expense remained unchanged at 24.3%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 25.4% from $6.3 million to $7.9 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs. The increase was partially offset by the termination of laser services agreements during 2003. As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.1% to 23.6%.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 9.2% from $3.9 million to $3.6 million. The decrease is primarily a result of a reduction in the costs of sales at our optical laboratory business due to variable labor reductions.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 15.5% from $8.8 million to $10.1 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.0% to 21.5%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 28.4% from $5.4 million to $6.9 million. The increase is due to costs associated with our new ASCs, increased professional liability insurance premiums and increased professional fess which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel. The increase in expense was partially offset by reductions related to termination of laser services agreements during 2003.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased 5.6% from $2.7 million to $2.5 million. The decrease is primarily due to the divestiture of our practice location in Chattanooga, TN during February 2004. The effect of this divestiture is mitigated by the reversal of bad debt reserves during 2003.

Corporate. Corporate selling, general and administrative expense remained flat at $0.7 million. Occupancy and temporary staffing cost savings were offset by additional costs associated with being a public company. We anticipate incurring additional costs associated with being a public company over the remainder of 2004 and in future years.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $1.9 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $3.4 million in 2004 as compared to $2.0 million in 2003. Of this increase, 48% is attributable to ASCs acquired in 2004. Minority interests are expected to continue to be higher during 2004 due to ASCs acquired in 2004, the full year impact of the 2003 sale of minority interests and the additional sale of minority interests in 2004. Other (income) expense is primarily pre-tax gain on the sale of minority interests of $0.1 million in 2004 as compared to a pre-tax loss of $0.1 million in 2003.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities for 2004 generated $5.4 million in cash flow from continuing operations compared to $4.4 million in 2003. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners.

Investing activities in 2004 resulted in negative cash flow of $22.4 million. Investing activities include the acquisition of five ASCs for $21.7 million and the purchase of property and equipment for $1.5 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs of $1.1 million and proceeds of $0.1 million from the sale of certain assets of our ophthalmology practice location in Chattanooga, TN. As of September 30, 2004 we had cash and cash equivalents of $2.4 million and working capital of $9.8 million.

At September 30, 2004, we had $7.0 million of borrowings outstanding under our revolving credit facility and we were in compliance with all of our credit agreement covenants. Effective October 15, 2004, we amended our credit facility, increasing the maximum commitment available under the facility from $30 million to $50 million and extending the expiration date by two years to June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility have always been calculated based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization. This ratio was generally increased for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility continue to be payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed to provide us with greater flexibility.

We expect our cash flow from operations and funds available under our existing credit facility to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, and the future cost of surgical equipment.

We are a party to option agreements with various physicians pursuant to which the physicians have the right to purchase or sell equity interests in three of our ASCs. These are summarized as follows:

•	One of our former affiliated physicians who owns a 5% interest in our River Forest, IL ASC has the option to acquire an additional 5% interest, exercisable on or before July 1, 2005;

•	Two of our former affiliated physicians who own a 49% interest in our Overland Park, KS ASC have an option to purchase our remaining 51% interest for a price between $1.7 million and $1.8 million. We have received notice of their intention to purchase and anticipate finalizing the transaction on April 15, 2005. If our interest is purchased, this ASC’s results will be reported in discontinued operations effective in our second quarter of 2005 and prior period financial results will be restated. For the nine months ended September 30, 2004, this ASC had net revenue and pre-tax income of $3.3 million and $0.7 million, respectively;

•	One of our existing physician-partners who owns a 40% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2004 and up to an additional 10% interest in November 2006. We have received notice of his intention to sell us a 10% interest and anticipate finanlizing the transaction on or before December 11, 2004.

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

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each of our APEX/Infinity lasers and LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming we don’t procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next three years commencing with 2004 would be approximately $1.0 million, $1.2 million and $0.8 million, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain forward-looking statements that reflect our current expectations about our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2004 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; our future profitability could decrease because of existing agreements with physicians that may require us to sell additional equity interests in our ASCs at varying future intervals; the application of existing or proposed government regulations, or the adoption of new laws and regulations that could limit our business operations and require us to incur significant expenditures; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 for further discussion. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

/s/ Scott T. Macomber                     November 12, 2004
Scott T. Macomber                         Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart                       November 12, 2004
John P. Hart                                    Date
Vice President, Corporate Controller
(as principal accounting officer)

