Form 10-K
period 2004-12-31
NOVAMED INC
filed 2005-03-31
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K
_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant’s 17,372,694 shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant’s Common Stock on June 30, 2004 was $59,935,794. The number of shares outstanding of the registrant’s Common Stock, par value $.01, as of March 22, 2005 was 21,552,519.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement in connection with the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

This Annual Report on Form 10-K (the “Form 10-K”) contains, and incorporates by reference, certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2004 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally. These factors and others are more fully set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.” You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, you should understand all references to “we,” “us” and “our” to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1.	Business

General

We are a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of March 22, 2005, we own and operate 26 ASCs located in 14 states. Historically, most of our ASCs have been single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures — primarily cataract surgery. Over the past year, however, we have been focused on expanding into other specialties such as orthopedics (including podiatry), pain management, gastrointestinal, wound care and plastics. This expansion into other specialties has been through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of March 22, 2005, six of our 26 ASCs offer surgical services in multiple specialties. We continue to explore opportunities to acquire both ophthalmic ASCs and ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

Most of our ASCs are also practice-based facilities — meaning that they are located adjacent to or near a physician practice. As of March 22, 2005, we have physicians as our equity partners in 22 of our ASCs; we own a majority interest in 20 of these facilities and minority interests in two others. We own all of the equity interests in our other four ASCs; however, in the future we may elect to sell to physicians a minority interest in these facilities.

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

In addition to our surgical facilities and optical products businesses, we provide management services to two eye care practices pursuant to long-term service agreements. Under these service agreements, we provide business, information technology, administrative and financial services to these practices in exchange for a management fee. One practice is an optometric practice with an optical retail store located in the Chicago market. The other practice is primarily an ophthalmology practice with multiple locations in Atlanta, Georgia.

We were originally organized as a Delaware limited liability company in March 1995, under the name, NovaMed Eyecare Management, LLC. In connection with a capital infusion from venture capital investors in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, responsible for overall strategic planning, with NovaMed Eyecare Management, LLC as our principal operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In August 1999, we consummated our initial public offering of common stock. In March 2004, we changed our name to NovaMed, Inc. We also changed the name of our principal operating subsidiary to NovaMed Management Services, LLC.

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

Industry Overview

Ambulatory Surgery Center Industry

The term “ambulatory surgery” refers to procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ASC industry has grown consistently, with 3,957 ASCs in business in the United States as of February 2004 according to Verispan, L.L.C., an independent health care market research and information firm. Improved surgical techniques and technologies, including improved anesthesia techniques, have contributed to the expansion of surgical procedures that can be performed in an ASC. According to Verispan, L.L.C., an estimated 8.3 million surgeries were projected to be performed in the U.S. at ASCs in 2004, up an estimated 6% from 2003. The two most commonly performed surgical procedures in ASCs are ophthalmology and gastroenterology, with each representing approximately 25% of all ASC surgeries performed in 2004. Eye surgery is performed in approximately 33% of all ASCs.

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

Cataract Surgery.  Cataract surgery is currently the most commonly performed procedure in our ASCs and is also one of the most widely performed surgical procedure in the U.S., with an estimated 2.7 million cataract surgeries in 2004, an increase of approximately 2.5% over 2003. Cataract procedures are expected to continue to increase for many years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the vast majority of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers. Market Scope, LLC, an independent health care publication, estimates that cataract procedures will grow 3% in 2005 over 2004.

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

New surgical technologies and techniques have been developed over the years to correct some of these common refractive errors that result from the improper curvature of the cornea. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. The introduction of LASIK offered significant benefits to ophthalmologists over preceding refractive surgical techniques such as Radial Keratotomy, or RK, and the first vision correction surgery that used laser technology, Photorefractive Keratectomy, or PRK. Relative to the earlier refractive surgical techniques, the LASIK procedure provides significant reductions in patient pain or discomfort, patient recovery times ranging from a few hours after the procedure to two weeks, and reduced complication rates. Although the number of vision correction procedures performed in the U.S. grew rapidly between 1996 and 2000, the number of annual procedures declined between 2000 and 2003. This trend has reversed, however, and in 2004 according to Market Scope, LLC ophthalmologists performed an estimated 1,271,000 laser vision correction surgery procedures in the U.S., representing an increase of approximately 15% from 2003.

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

Our Business Model

We are focused primarily on acquiring, developing and operating ASCs within new and existing markets. We believe that our experience in operating ASCs, when coupled with our management services experience in working with physicians, will provide physicians with an efficient operating environment to maximize quality patient care.

Surgical Facilities

As of March 22, 2005, we own and operate 26 ASCs, each of which is a state-licensed and Medicare-certified ASC. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics, pain management, gastrointestinal, wound care and plastics. Eighty-nine percent of the surgical procedures performed in our facilities in 2004 were ophthalmic procedures, with orthopedics and pain management comprising 5% and 4%, respectively.

We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility and minority equity interests are held by physicians living in the ASC’s local community. We currently own minority interests in two of our facilities, but in each case we have an option to purchase additional equity interests to allow us to own a majority interest at some point in the future. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

In addition to owning and operating ASCs, we also are parties to laser services agreements pursuant to which we provide excimer lasers and various services to ophthalmologists for their use in performing laser vision correction surgery. Our excimer lasers are either located in our ASCs or provided to physicians for use in their medical practices through these laser services agreements.

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. The agreement sets forth procurement and pricing terms for Alcon’s most technologically advanced laser, the LADARVision System, along with the LADARWave unit used for CustomCornea procedures. During the term of this agreement, which expires December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each laser, with minimum annual procedure requirements for each LADARVision System procured under the agreement. As of March 22, 2005, we have eight LADARVision Systems covered by the agreement. Alcon may terminate the agreement if we fail, after reasonable cure periods, to comply with the material terms of the agreement. We may terminate the agreement if the U.S. Food and Drug Administration (FDA), withdraws or materially restricts its approval of the use of any laser covered by the agreement or if patent issues or changes render the lasers unusable.

Product Sales

We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 250 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 100 suppliers. We process consolidated monthly billing for over 1,500 customers that utilize our purchasing organization. Customers of these businesses include our former affiliated doctors who are a party to multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, these supply agreements will expire between March 2007 and May 2009, and the product sales revenue generated from these customers in 2004 constituted less than three percent of our total product sales revenue.

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

Other

We have a 40-year service agreement in place with an ophthalmology practice with multiple locations in Atlanta, Georgia. We provide all of the services, facilities and equipment necessary to operate this medical practice, including services identical in nature to those described above with respect to our Illinois affiliated optometric practice. We also have less than two years remaining on an administrative services agreement with a former affiliated practice under which we provide limited administrative and financial services to the practice.

Our Growth Strategy

Surgical Facilities

We are focused on acquiring, developing and operating ASCs. Historically, our emphasis has been on providing primarily eye surgical services. Over the past year, however, we have expanded into other specialties such as orthopedics, pain management, gastrointestinal, wound care and plastics. This expansion into other specialties has been through both the acquisition of new facilities and the addition of specialties to our existing centers. While ophthalmology is still our largest specialty and a key part of our growth strategy, we also continuously evaluate and pursue opportunities in other specialties. The key elements of our growth strategy are:

•	Acquiring equity interests in ASCs in partnership with physicians;

•	Developing newly constructed ASCs through joint ownership arrangements with physicians; and

•	Increasing the revenue and profitability of our existing ASCs.

Acquiring Majority Interests in ASCs

We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need, or CON, for development. In analyzing potential transactions, the evaluation of our prospective physician-partners is a critical factor. We recognize that the success of our ASCs is tied directly to the success of our physician-partners and their practices. We believe our management services experience greatly enhances our physician evaluation process.

We also assess the target facility’s potential for future growth. We identify opportunities to add new physicians or surgical procedures, or to improve managed care participation. We also examine the opportunities to reduce expenses through improved staff efficiency, better physician scheduling and reduced supply costs. Our development staff and operations personnel work closely to formulate a growth strategy for each newly acquired facility to maximize our return on investment.

We currently intend to finance our future acquisitions of equity interests in ASCs using cash generated from our operations and amounts borrowed under our credit facility. In October 2004, we amended our credit facility by increasing our maximum commitment available under the facility from $30 million to $50 million and extending the expiration date by two years to June 30, 2008.

Developing Newly Constructed ASCs

Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who don’t have the resources, productivity or expertise to construct a facility on their own and need a corporate partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. In late 2004, we opened an ASC specializing in pain management procedures that we developed with two new physician-partners. With this new pain management ASC, we have developed two ASCs using this approach as of March 22, 2005.

Increasing Revenue and Profitability of our Existing ASCs

The revenue generated by our ASCs is driven by the surgical procedures performed by physicians. Revenue growth in our existing ASCs will be derived from an increase in surgical procedures performed at each facility, whether this increase is from the existing physicians or new physicians utilizing the facility. All of our ASCs currently have the capacity to handle additional procedures. Given this capacity, we attempt to introduce the benefits of our facilities to new physicians who may be using other less efficient and convenient facilities. We believe the efficiency and convenience of an ASC, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients and provides a more attractive setting than hospitals. We also work with our physicians in identifying new procedures, technologies or equipment to integrate into our facilities and expanding the scope of surgical services available in a cost-effective manner. Moreover, with a substantial portion of our ASC revenue derived from government and private third party payors, we are continuously evaluating and attempting to increase the levels of our managed care panel participation.

With our existing centers that currently provide predominantly eye-related surgical services, we are also exploring efficient ways to add new surgical specialties. We are often required to get state licensure approval to add other specialties to our existing centers. The likelihood of our success in receiving these approvals will vary by state.

Staffing and medical supply costs are generally an ASC’s two largest expense categories. We analyze staffing schedules and work with physicians to schedule surgeries in a manner that maximizes staff efficiency and optimizes staffing costs. We also have negotiated purchasing contracts with many of our largest vendors and we educate our physicians on lower cost supply alternatives that still maintain high patient care standards.

Product Sales

We believe there are opportunities to grow our optical products and services business by adding ophthalmologists and optometrists as customers, as well as offering a broader range of products and services to our existing customer base.

Competition

Surgical Facilities

In acquiring and developing ASCs, we compete with both corporations and physicians. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger, publicly held companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. Our primary competitors in acquiring, owning and operating ASCs are AmSurg Corp., United Surgical Partners International, Inc., HealthSouth Corporation, HCA Inc. and Symbion, Inc.

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

Employees

As of March 22, 2005, we had approximately 457 employees, 300 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

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

The federal anti-kickback statute contains a number of exceptions. In order to address the problems created by the broad language of the statute, Congress directed the Department of Health and Human Services, or DHHS, to develop regulatory exceptions, known as safe harbors, to the federal anti-kickback statute’s prohibitions. When possible, we have attempted to structure our business operations within a safe harbor. However, some aspects of our business either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards exist. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute, and is not necessarily illegal per se.

Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of March 22, 2005, we co-own 22 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling interests in our existing wholly-owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

The applicable regulatory authorities have provided limited guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the guidance that is available, we believe that our joint ownership arrangements comply with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs are Medicare certified; patients referred to an ASC by an investor are informed of the referring physician’s investment interest in the ASC; the terms on which an investment interest in the ASC is offered to an investor are not related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity will loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC is directly proportional to the investors’ investment interests; the ASCs treat federal health program beneficiaries in a non-discriminatory manner; and Medicare-recognized surgical procedures account for a significant portion of the investor-physicians’ medical practice income.

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

Generally speaking, the Stark law does not prohibit referrals to ASCs from physicians with ownership or investment interests in those ASCs. Medicare regulations provide two exceptions that protect referrals to ASCs by physicians who have ownership or compensation relationships with those ASCs. The first exception expressly exempts items and services which are identified as designated health services for which payment is included in the ASC composite rate. Referrals made for these items and services by physicians with a financial relationship do not violate the Stark Law when furnished in the ASC setting. Thus, when an intraocular lens, or IOL, used in cataract surgery, or another service or item that would otherwise qualify as a “designated health service,” is included in an ASC composite payment rate, the IOL (or other such item or service) will not be considered to be a “designated health service.” The second exception provides that prosthetics, prosthetic devices, and durable medical equipment implanted in a Medicare-certified ASC by the referring physician or a member of the referring physician’s group practice also are specially excepted, even when the Medicare payment for these items is separate from — i.e., not bundled into — the ASC payment.

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

Health Insurance Portability and Accountability Act.    In August of 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Included within HIPAA’s health care reform provisions are its “administrative simplification” provisions, which require that health care transactions be conducted in a standardized format, and that the privacy and security of certain individually identifiable health information be protected. Final rules for most of the administrative simplification subject areas have been published.

Final rules covering “Standards for Electronic Transactions and Code Sets” were published on August 17, 2000, and set forth the standardized billing codes and formats that we must use when conducting certain health care transactions and activities. The effective date of these final rules was October 16, 2000. Compliance with these rules was required by October 16, 2002, but by filing an extension plan by October 16, 2002, we extended this compliance date to October 16, 2003 for our ASCs. Our ASCs are utilizing standard transactions and approved code sets, all in compliance with HIPAA.

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

Final rules addressing the “Security Standards” under HIPAA’s administrative simplification provisions were published on February 20, 2003. Our ASCs and affiliated providers must comply with these regulations by April 21, 2005. We have developed an implementation plan regarding our compliance with the security regulations and are presently developing additional policies and procedures and monitoring mechanisms necessary to achieve compliance by the April 2005 deadline.

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

We completed our discontinued operations plan in December 2003 when we consummated our last divestiture transaction. From December 2001 to December 2003, we negotiated and closed nineteen divestiture transactions in which we: (a) terminated or assigned the service agreement with our affiliated practices; (b) terminated or transferred all employees providing services at these practice locations; (c) closed most of our regional business offices; (d) sold practice-based assets including fixed assets, equipment and accounts receivable; and (e) terminated or transferred certain corporate employees who provided services primarily to the management services business. The only matters remaining in our discontinued operations reserves on our consolidated financial statements relate to any ongoing commitments that we have with respect to these discontinued business operations. These commitments primarily include ongoing office lease obligations (to the extent we have been unable thus far to negotiate subleases or early lease terminations).

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

The terms and conditions of our real property leases vary. The forms of lease range from “modified triple net” to “gross” leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple five-year renewal terms at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 500 square feet to approximately 15,000 square feet, and the terms of these leases have expiration dates ranging from May 1, 2005 to May 2015. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

The following is a list of our ASCs as of March 22, 2005:

Location	Number of Operating Rooms	Our Ownership Percentage		Specialty
Colorado Springs, CO	2	51%		Ophthalmology
Altamonte Springs, FL	1	70%		Orthopedic
Fort Lauderdale, FL	1	25	%(2)	Ophthalmology
Lake Worth, FL	2	60%		Ophthalmology
Atlanta, GA	2	100%		Ophthalmology
Columbus, GA	3	100%		Multispecialty
Chicago, IL	1	79.5%		Ophthalmology
Maryville, IL	1	80%		Ophthalmology
Oak Lawn, IL	4	51%		Multispecialty
River Forest, IL	2	75	%(1)	Ophthalmology
Merrillville, IN	2	51%		Ophthalmology
New Albany, IN	2	70%		Ophthalmology
New Albany, IN	2	36	%(2)	Pain Management
Overland Park, KS	3	51%		Ophthalmology
Thibodaux, LA	1	70%		Multispecialty
Berkley, MI	2	51%		Ophthalmology
Florissant, MO	1	100%		Ophthalmology
Kansas City, MO	2	100%		Ophthalmology
Kansas City, MO	2	51%		Multispecialty
St. Joseph, MO	1	80%		Ophthalmology
Bedford, NH	1	51%		Ophthalmology
Nashua, NH	2	51%		Ophthalmology
Chattanooga, TN	1	62%		Ophthalmology
Tyler, TX	2	60%		Ophthalmology
Richmond, VA	1	80%		Ophthalmology
Madison, WI	2	51%		Ophthalmology

(1)	Five percentage points of our existing ownership interest in this facility may potentially be sold to a physician pursuant to an option agreement if the physician elects to exercise his option to purchase the interest. See “Item 7 — Liquidity and Capital Resources.”

(2)	We have an option to purchase additional equity interests from our physician-partners to enable us to increase our interest in the facility to a majority equity interest.

Item 3.	Legal Proceedings

We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our security holders during the fourth quarter of 2004.

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

Price Range of Common Stock

Since August 18, 1999, our common stock has been traded on the Nasdaq National Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

	High	Low
Fiscal year ending December 31, 2004:
First Quarter	$5.50	$3.48
Second Quarter	$4.37	$2.86
Third Quarter	$4.22	$3.30
Fourth Quarter	$6.70	$3.88

Fiscal year ending December 31, 2003:
First Quarter	$1.44	$1.05
Second Quarter	$1.52	$0.97
Third Quarter	$2.40	$1.20
Fourth Quarter	$4.09	$1.91

On March 22, 2005, the last reported sale price of our common stock was $6.14, and there were 341 holders of record of our common stock. This figure does not consider the number of individual holders of securities that are held in the “street name” of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

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

The consolidated statement of operations data set forth below for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data at December 31, 2004 and 2003, are derived from our respective audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002, 2001 and 2000 are derived from our audited financial statements which are not included in this Form 10-K.

The data set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share and other data)
Consolidated Statement of Operations Data:

Net revenue	$64,575	$55,506	$53,773	$53,440	$50,987
Operating income (a)	$11,221	$7,377	$5,162	$(10,692)	$4,602
Net income (loss) from continuing operations (a)	$3,830	$3,484	$3,657	$(7,093)	$2,256
Net income (loss) from continuing operations per dilutive share (a)	$0.17	$0.16	$0.15	$(0.29)	$0.09
Other Data:
ASCs operated at end of period	25	17	16	14	13
Number of surgical procedures performed	58,776	44,677	39,144	43,131	43,245

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:

Working capital	$5,620	$16,892	$7,226	$12,698	$23,725
Total assets	76,987	63,888	64,128	92,252	120,913
Total debt, excluding current portion	5,314	74	11	20,708	26,184
Total stockholders’ equity	54,621	50,113	48,648	50,579	82,864

Notes:

(a)	In connection with our discontinued operations and restructuring plan announced in October 2001, we recorded certain restructuring and other charges related to the closure of certain facilities and the reorganization and downsizing of our information technology function.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition at December 31, 2004 and 2003 and the results of operations for the years ended December 31, 2004, 2003 and 2002. You should read the following discussion together with the “Selected Financial Data,” our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors,” the introductory paragraph to Part I, and elsewhere in this annual report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2004, we owned and operated 25 ASCs of which 21 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

2004 Financial Highlights:

•	Consolidated revenue increased 16.3% to $64.6 million. Surgical facilities revenue increased 28.1% to $46.6 million (same-facility surgical revenue increased 8.3% to $38.7 million).

•	Operating income increased 52.1% to $11.2 million.

•	Invested $26.1 million to acquire majority interests in six ASCs and a minority interest in one ASC and ended the year with net debt of approximately $5.1 million.

•	Operating cash flow of $10.5 million.

•	Sold minority interests in two ASCs resulting in cash proceeds of $1.1 million.

ASC Strategy. We measure the success of our ASC strategy based on our ability to achieve or exceed the following key objectives:

•	Acquire and develop new ASCs. We consider the acquisition and development of new ASCs a key element of our long-term growth strategy. We currently have five employees dedicated to identifying and analyzing acquisition and development opportunities.

•	Strengthen and build relationships with existing and new physician-partners. Our physician-partners play a significant role in the success of our ASCs. We share a common goal with our physician-partners which is to operate efficient, productive and profitable ASCs. Our objective is to own greater than 50% of each ASC but less than 100%. During 2002 through 2004 we sold minority interests in ten of our ASCs to achieve this objective. Although the sale of minority interests may result in a reduction to our consolidated earnings, we believe that the joint ownership model will maximize our opportunity for growth and enhance shareholder value over the long-term.

•	Continue to increase revenue and improve operating margins in our existing ASCs. The primary source of revenue at our ASCs is derived from surgical procedures performed. Profitable growth within our existing ASCs is determined by our ability to maximize efficiency and utilization, expand into medical procedures beyond eye care, and provide quality service to our physicians and their patients.

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

Revenue Recognition and Accounts Receivable, Net of Allowances.    Revenue from surgical procedures performed at our surgical facilities and patient visits to our eye care practices, net of contractual allowances and a provision for doubtful accounts, is recognized at the time the service is performed. The contractual allowance is the difference between the fee we charge and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific contracted rate. We base our estimate for doubtful accounts on the aging category and our historical collection experience. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represent the revenue recognized. Product sales revenue from our optical laboratories and marketing products and services business, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.

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

Results of Operations

The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2004	2003	2002
Net revenue:
Surgical facilities	72.2%	65.6%	62.6%
Product sales and other	27.8	34.4	37.4
Total net revenue	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	33.4	36.6	37.5
Cost of sales and medical supplies	24.1	24.1	26.3
Selling, general and administrative	21.3	21.2	21.4
Depreciation and amortization	3.8	4.8	4.6
Restructuring charges	—	—	(1.9)
Goodwill impairment charge	—	—	2.5
Total operating expenses	82.6	86.7	90.4
Operating income	17.4	13.3	9.6

Other (income) expense:
Interest expense	.4	.2	.8
Interest income	(.1)	(.3)	(.3)
Minority interests in earnings of consolidated entities	7.6	4.8	1.7
Gain on sale of minority interests	(.2)	(1.6)	(3.0)
Other	(.2)	(.3)	(.9)
Total other (income) expense	7.5	2.8	(1.7)
Income before income taxes	9.9	10.5	11.3
Income tax provision	4.0	4.2	4.5
Net income from continuing operations	5.9	6.3	6.8
Net income from discontinued operations	1.0	—	.4
Net loss on disposal of discontinued operations	—	—	(3.4)
Cumulative effect of change in accounting principal, net of tax	—	—	(3.4)
Net income	6.9%	6.3%	.4%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Revenue

Consolidated.    Total net revenue increased 16.3% from $55.5 million to $64.6 million. Net revenue by segment is discussed below.

Surgical Facilities.    The table below summarizes surgical facilities net revenue and procedures performed for 2003 and 2004. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 28.1% from $36.4 million to $46.6 million. This increase was primarily the result of a $7.5 million increase from ASCs acquired or developed after January 1, 2003 (“new ASCs”) and a $3.0 million, or 8.3%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of an 11.6% increase in the number of same-facility procedures performed.

Dollars in thousands	2004	2003	Increase/ (Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$38,683	$35,712	$2,971
# of procedures	48,746	43,660	5,086

New ASCs:
Net revenue	$7,948	$421	$7,527
# of procedures	10,030	463	9,567

Laser services agreement terminations:
Net revenue	$—	$277	$(277)
# of procedures	—	554	(554)

Government and other third-party payors pay for the majority of the cataract and other surgical procedures performed in our ASCs. Medicare, our primary government payor, pays in accordance with predetermined fee schedules. On October 1, 2003, our ASCs received an approximate 2% price increase from Medicare. Because of federal legislation adopted in December 2003, however, this increase was eliminated effective April 1, 2004 resulting in an approximate 2% price decrease. Although pricing trends from other third-party payors are uncertain at this time, we do not anticipate that price increases will make a significant contribution to the growth of our surgical facilities revenue in the future.

The retention of physicians who utilize our ASCs is important for us to sustain and grow our surgical procedure volume and surgical facilities revenue. Physicians who utilize our ASCs use the facilities as an extension of their medical practice and many of them have ownership interests in our ASCs. We also generally enter into restrictive covenants with our physician-partners that prohibit them from owning a competing ASC within a defined geographic radius. We cannot, however, restrict the physicians from performing surgery elsewhere. Many different factors may influence a physician’s decision on where to perform surgical procedures. In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin performing their surgical procedures at a new ASC that was being developed closer to their practice locations. As a result, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. We exercised our option to repurchase their equity interests in this ASC effective July 1, 2004. These two physicians performed the majority of the surgical procedures at this ASC in 2003 and their departure in February 2004 has had, and will likely continue to have, a significant negative impact on procedure volume, revenue, and operating income at this ASC. The negative financial impact is mitigated, in part, by the payments they make for the release of their restrictive covenants which will continue until September 2007.

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 6.0% from $19.1 million to $17.9 million. Net revenue from our ophthalmology practice decreased $0.8 million, or 10.2%, from 2003 primarily due to the divestiture of one of our practice locations in Chattanooga, TN. Net revenue at our marketing products and services business decreased $0.2 million, or 11.9%, from 2003. This decrease was attributed to the greater demand in 2003 for marketing products supporting a new refractive technology.

Dollars in thousands	2004	2003	Increase/ (Decrease)
Product Sales:
Optical laboratories	$4,978	$5,053	$(75)
Optical products purchasing organization	2,145	2,081	64
Marketing products and services	1,722	1,955	(233)
Optometric practice/retail store	1,796	1,782	14
	10,641	10,871	(230)
Other:
Ophthalmology practice	6,872	7,655	(783)
Other	431	570	(139)
	7,303	8,225	(922)
Total Net Product Sales and Other Revenue	$17,944	$19,096	$(1,152)

Salaries, Wages and Benefits

Consolidated.    Salaries, wages and benefits expense increased 6.3% from $20.3 million to $21.6 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 36.6% to 33.4%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.    Salaries, wages and benefits expense in our surgical facilities segment increased 30.8% from $7.5 million to $9.9 million. The increase was the result of staff costs at ASCs acquired during 2004 and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other.    Salaries, wages and benefits expense in our product sales and other segments decreased 14.0% from $8.2 million to $7.0 million. The decrease was primarily the result of the divestiture of our practice location in Chattanooga, TN and staff reductions within our optical laboratory business.

Corporate.    Salaries, wages and benefits expense increased 2.3% from $4.6 million to $4.7 million. The increase was primarily due to additional employees required to service the new ASCs, annual salary increases and the increased cost of providing health insurance benefits to our employees.

Cost of Sales and Medical Supplies

Consolidated.    Cost of sales and medical supplies expense increased 16.2% from $13.4 million to $15.6 million. As a percentage of net revenue, cost of sales and medical supplies expense remained flat at 24.1%. Cost of sales and supplies expense by segment is discussed below.

Surgical Facilities.    Cost of sales and medical supplies expense in our surgical facilities segment increased 29.1% from $8.4 million to $10.9 million. As a percentage of net revenue, cost of sales and medical supplies expense increased slightly from 23.2% to 23.4%. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other.    Cost of sales and medical supplies expense in our product sales and other segments decreased 6.0% from $5.0 million to $4.7 million. The decrease was primarily a result of a reduction in the costs of sales at our optical laboratory business due to variable labor reductions. As a percentage of net revenue, cost of sales and medical supplies expense remained flat at 26.2%.

Selling, General and Administrative

Consolidated.    Selling, general and administrative expense increased 16.7% from $11.8 million to $13.7 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.2% to 21.3%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.    Selling, general and administrative expense in our surgical facilities segment increased 33.3% from $7.3 million to $9.8 million. The increase was due to costs associated with our new ASCs, increased professional liability insurance premiums and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other.    Selling, general and administrative expense in our product sales and other segments decreased 4.3% from $3.6 million to $3.4 million. The decrease was due to the divestiture of our practice location in Chattanooga, TN during February 2004.

Corporate.    Corporate selling, general and administrative expense decreased 38.9% from $0.9 million to $0.5 million. The decrease was primarily due to increased management fees and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. This decrease was partially offset by increased costs associated with being a public company due to the increasing regulation imposed by the SEC on public companies such as the Sarbanes-Oxley Act. We anticipate that we will incur additional costs associated with being a public company in 2005 and in future years.

Depreciation and Amortization.    Depreciation and amortization expense decreased 7.1% from $2.7 million to $2.5 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales segment and corporate.

Other (Income) Expense.    Minority interests in the earnings of our ASCs were $4.9 million in 2004 as compared to $2.7 million in 2003. Of this increase, 52.2% was attributable to ASCs acquired in 2004 and 33.5% was attributable to our New Albany, IN and Chattanooga, TN ASCs in which we sold minority interests in December 2003 and during 2004. Minority interests are expected to continue to be higher in 2005 due to ASCs acquired in 2004 and the additional sale of minority interests that may occur in 2005. We recognized a pre-tax gain on the sale of minority interests of $0.1 million in 2004 and $0.9 million in 2003.

Provision for Income Taxes.    Our effective tax rate was unchanged at 40.0%. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

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

Dollars in millions	2003	2002	Increase/ (Decrease)
Net Surgical Facilities Revenue:
Same-facility:
Cataracts	$19.4	$17.9	$1.5
Other	7.8	7.4	.4
	27.2	25.3	1.9
New ASCs:
Cataracts	4.0	1.7	2.3
Other	1.9	.8	1.1
	5.9	2.5	3.4
Excimer lasers:
LVC	3.3	5.9	(2.6)
Total Net Surgical Facilities Revenue	$36.4	$33.7	$2.7

	2003	2002	Increase/ (Decrease)
Number of Surgical Facilities Procedures:
Same-facility:
Cataracts	20,082	18,929	1,153
Other	11,854	8,962	2,892
	31,936	27,891	4,045
New ASCs:
Cataracts	4,186	1,760	2,426
Other	2,581	1,108	1,473
	6,767	2,868	3,899
Excimer lasers:
LVC	5,974	8,385	(2,411)
Total Number of Surgical Facilities Procedures	44,677	39,144	5,533

Product Sales and Other.    The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 5.0% from $20.1 million to $19.1 million. Net revenue at our optical laboratory business decreased $1.2 million, or 19.5%, from 2002 which management believes was due to competitive and economic conditions. The optical laboratory business customer base, consisting primarily of private practice doctors, has continued to lose market share to large optical retailers. This decrease was partially offset by a $0.3 million increase in net revenue at our marketing products and services business. Other revenue decreased $0.2 million primarily due to the loss of a physician at one of our practices.

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

Corporate.    Salaries, wages and benefits expense increased 19.5% from $3.9 million to $4.6 million. The increase was due to additional headcount resulting from the centralization of some administrative services, annual salary increases and the costs of providing health insurance benefits to our employees.

Cost of Sales and Medical Supplies

Consolidated.    Cost of sales and medical supplies expense decreased 5.3% from $14.1 million to $13.4 million. In 2002, corporate cost of sales and supplies included a $0.2 million credit relating to a vendor rebate program. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 26.3% to 24.1%. The decrease as a percentage of revenue was due to our lower profit margin product sales and other revenue decreasing to 34.4% of total revenue in 2003, down from 37.4% in 2002. Cost of sales and supplies expense by segment is discussed below.

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

Product Sales and Other.    Cost of sales and medical supplies expense in our product sales and other segments decreased 28.7% from $5.8 million to $5.0 million. This decrease was primarily a result of a reduction in the costs of sales at our optical laboratory business due to the decrease in revenues.

Selling, General and Administrative

Consolidated.    Selling, general and administrative expense increased 2.1% from $11.5 million to $11.8 million. As a percentage of net revenue, selling, general and administrative expense decreased from 21.4% to 21.2%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.    Selling, general and administrative expense in our surgical facilities segment increased 23.7% from $5.9 million to $7.3 million. The increase was due to costs associated with new ASCs, increased professional liability insurance premiums and our decision in late 2002 to beginning charging a management fee and billing/collections fee to the ASCs for services rendered by certain corporate personnel. The increase relating to the management fee and billing/collections fee resulted in a corresponding $1.5 million decrease in corporate expenses. The increase in expense was partially offset by reductions related to the closure of LVC centers during 2002 and 2003.

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

Depreciation and Amortization.    Depreciation and amortization expense increased 8.8% from $2.5 million to $2.7 million. The increase was due to new ASCs and increased capital expenditures at our same-facility ASCs.

Restructuring and Other Charges.    We evaluated our restructuring reserve requirements at the end of 2003 and determined that the balance was adequate to cover the remaining costs associated with our restructuring plan. During 2002 we recorded the reversal of excess reserves of $1.0 million.

Other (Income) Expense.    We recognized $1.6 million of other expense during 2003 versus $0.9 million of other income during 2002. The 2003 expense includes $2.7 million of minority interest in the earnings of our ASCs compared to $0.9 million in 2002. Minority interest was offset by a $0.9 million gain on the sales of minority interests in our ASCs compared to $1.6 million in 2002. Interest expense decreased by $0.3 million due to significantly less bank borrowings during 2003. Other income in 2002 also included $0.4 million of income from proceeds received from the settlement of a class action lawsuit.

Provision for Income Taxes.    Our effective tax rate was unchanged at 40.0%. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities for 2004 generated $10.5 million in cash flow from continuing operations compared to $9.6 million in 2003. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners. Cash flow from operations in 2003 included $4.0 million of tax refunds.

Cash flows used in investing activities in 2004 was $27.6 million. Investing activities included the acquisition of seven ASCs for $26.1 million and the purchase of property and equipment for $2.0 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs of $1.1 million and proceeds of $0.1 million from the sale of certain assets of our ophthalmology practice location in Chattanooga, TN. As of December 31, 2004 and 2003, we had cash and cash equivalents of $0.5 million and $11.8 million, respectively, and working capital of $5.6 million and $16.9 million, respectively.

Cash flows from financing activities in 2004 included $5.0 million of net borrowings under our credit facility and $0.9 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. At December 31, 2004, we had $5.0 million of borrowings outstanding under our revolving credit facility and we were in compliance with all of our credit agreement covenants. Effective October 15, 2004, we amended our credit facility, increasing the maximum commitment available under the facility from $30 million to $50 million and extending the expiration date by two years to June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility have always been calculated based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization. This ratio was increased in our amended credit facility for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility continues to be payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed to provide us with greater flexibility.

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

We are a party to option agreements with two physicians pursuant to which the physicians have the right to purchase or sell equity interests in two of our ASCs. These are summarized as follows:

•	One of our former affiliated physicians who owns a 5% interest in our River Forest, IL ASC has the option to acquire an additional 5% interest, exercisable on or before July 1, 2005;

•	One of our existing physician-partners who owns a 30% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2006.

Effective March 25, 2005, we entered into an Option Purchase Agreement with our two physician-partners in our Overland Park, KS ASC. These physician-partners had previously given us notice of their intent to exercise an option to purchase all of our interests in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, we purchased this option from our physician-partners for an aggregate sum of $3.6 million, with $1.8 million payable to each physician-partner. As a result of this transaction, the option was terminated and we have retained our 51% interest in this ASC.

We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, we will pay Alcon monthly based on the number of procedures performed on each of our LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming we do not procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of 2005 and 2006 would be approximately $1.2 million and $0.8 million, respectively. In 2004, the number of procedures performed exceeded the minimum commitment.

Contractual Obligations and Commitments

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Capital lease	$377	$162	$215	$—	$—
Operating lease	15,136	3,356	5,390	3,750	2,640
Notes payable	230	115	115	—	—
Purchase commitments	2,590	1,507	1,083	—	—
Total	$18,333	$5,140	$6,803	$3,750	$2,640

	Expiration by period (dollars in thousands)
Commercial Commitments	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Letter of Credit	$200	$200	$—	$—	$—
Total	$200	$200	$—	$—	$—

New Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, Share-Based Payment. FAS 123R supercedes APB No. 25, FAS 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. We plan to adopt FAS No. 123R in the third quarter of 2005. We expect the non-cash compensation charge for stock options granted through December 31, 2004, as a result of the adoption of FAS No. 123R, to be in the range of $350,000 to $400,000, or $0.01 per diluted share, for the second half of 2005.

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

We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our credit facility is currently $50 million. Our current credit facility expires on June 30, 2008.

If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations, including our ability to remain profitable, could be adversely affected.

We may not compete effectively with other companies that have more resources and experience than us or that may have the ability to influence our licensure

Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual ophthalmologists, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources may be more successful in acquiring and developing surgical facilities. Our optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

We also face competitive pressures from local hospitals. In addition to competing for patients and physician relationships, ASCs are often required by Medicare and certain state laws to maintain a written transfer agreement with an area hospital. A transfer agreement provides that a hospital will accept an ASC’s patient in the event of an emergency. Generally, we have not encountered problems obtaining transfer agreements from area hospitals. Recently, however, in limited instances, we have observed hospitals resisting entering into transfer agreements for what we believe to be competitive reasons. While there often are alternatives for ASCs to comply with federal and state regulations without a transfer agreement, competitive pressures from hospitals may make it more difficult and/or expensive for our ASCs to maintain their licensure and/or Medicare certification. In one instance, our St. Joseph, Missouri ASC is having difficulty entering into a transfer agreement with a local hospital. We are in discussions with the State of Missouri and the local hospital now in an effort to resolve this matter. If we are unable to resolve these issues with the State of Missouri, the state may terminate our license to operate this ASC.

Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow.

Government sponsored health care programs accounted for approximately 40% of our consolidated revenue for the year ended December 31, 2004. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the Medicare Modernization Act) was signed into law. The Medicare Modernization Act eliminates the historical practice of basing ASC facility fees on cost surveys of ASCs, and instead requires CMS to devise a new methodology for establishing ASC facility payments, and to implement new reimbursement rates based on the new methodology between January 1, 2006 and January 1, 2008. When CMS eventually implements rebased rates, payment amounts for most procedures could change, in some cases significantly.

Additionally, the Medicare Modernization Act provides that there shall be no inflation update to Medicare ASC rates during calendar years 2005 through 2009. The freezing of ASC payment rates, and any new rate structure that CMS may put in place by January 1, 2008, could adversely affect the revenues of our business. We cannot determine at this time what the full impact of such rate structures will be.

Under current regulations, ASC Covered Procedures, i.e., those for which a facility fee is provided by the Medicare program, are those procedures specifically approved by CMS. CMS develops and maintains a listing of ASC Covered Procedures (defined by HCPCS Code). A facility fee is available only for listed procedure codes. At present, approximately 2,700 procedures are approved for the ASC setting.

CMS is required by law to update the list of ASC Covered Procedures every two (2) years. CMS has disregarded this requirement in many years and has updated the list only three (3) times since 1990: i.e., in 1991, 1995 and 2003. There is a substantial risk that CMS will occasionally disregard this statutory requirement, and not update the list of ASC Covered Procedures as required by law.

There also is a material risk that CMS will reduce the number of ASC Covered Procedures. On November 26, 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures which are commonly furnished in ASC settings. If finalized, CMS could substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change which could affect the financial viability of our business. Moreover, CMS could publish additional changes to the list of ASC Covered Procedures in the future, which also could reduce the number of procedures for which Medicare will pay an ASC facility fee, and affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, changes to the list could negatively affect our business.

Considerable uncertainty surrounds the future determination of Medicare reimbursement levels for ambulatory surgical services. Services reimbursable under the Medicare program are subject to legislative change, administrative rulings, interpretations, discretion, governmental funding restrictions and requirements for utilization review. Such matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to ASCs under this program, and there can be no assurance that future Medicare payment rates will be sufficient to cover the costs of, or cost increases in, providing services to Medicare patients.

Revenue from laser vision correction procedures comprised approximately 9% of our surgical facilities revenue for the year ended December 31, 2004. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. This competitiveness has resulted in many of our competitors offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

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

As part of the terms of each applicable divestiture transaction, we negotiated multi-year supply and refractive services agreements where we continue to be the primary supplier of optical products and refractive technology to our former affiliated providers. In future years as these agreements expire or otherwise terminate, or if the other parties were to successfully challenge the enforceability of the agreements, our former affiliated providers may elect to purchase or use optical products and/or refractive technology from sources other than us, thereby reducing our profitability and revenue growth. Generally, these supply agreements will expire between March 2007 and May 2009, and the product sales revenue generated from these customers in 2004 constituted less than three percent of our total product sales revenue. Our refractive services agreements will generally expire between February 2006 and February 2008.

In addition, co-owning ASCs with physicians may create additional regulatory risk. See “Government Regulation — Federal Law — Anti-Kickback Statute.”

Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring, expanding or relocating facilities

Most states require licenses to own and operate ASCs, and some states require a certificate of need or CON to construct or modify an ASC. Several states recently have been revising licensure and CON laws in a manner that makes it more difficult to develop or relocate ASCs. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. Moreover, if we are unable to maintain good relations with the landlords of our ASCs, we may be forced to relocate a facility from time to time. If we are forced to relocate a facility, we may incur substantial costs in building out and furnishing our new location. In addition, depending on the state, we may also have difficulty obtaining the necessary state licensure and CON approvals to relocate the facility. See “Government Regulation — State Law.”

Changes in the interpretation of existing laws and regulations, or adoption of new laws or regulations, governing our business operations, including physician use and/or ownership of ASCs, could result in penalties to us, require us to incur significant expenditures, or force us to make changes to our business operations.

We are subject to extensive government regulation and supervision under federal, state and local laws and regulations. Many of these laws and regulations are subject to varying interpretations, and courts and regulatory authorities generally have provided limited clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and federal and state authorities could challenge some of our activities, including our co-ownership of ASCs with physicians and other investors. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend our activities against these challenges, regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences, including:

•	loss of use of our ASCs;

•	losing our eligibility to participate in Medicare or Medicaid or losing other contracting privileges; or

•	in some instances, civil or criminal fines or penalties.

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

In addition, there also is a material risk that Congress, CMS or the states could revise physician ownership and referral laws in a manner that could prohibit or limit physician ownership of ASCs. In December 2003, Congress enacted legislation imposing an 18-month moratorium on physician referrals to certain categories of hospitals, i.e., those classified as “specialty hospitals” under the law, if the physician has an ownership interest in the entity. This moratorium is set to expire in June 2005. Congress and CMS are both considering extending or possibly expanding the scope of the moratorium. Actions by either Congress or CMS potentially could prohibit or limit physician ownership of ASCs. Additionally, several states are considering limits on physician ownership in and referrals to specialty hospitals, and a few are considering similar limitations on physician ownership in and referrals to ASCs. To the extent that Congress, CMS or any of the states act to prohibit or limit physician ownership of ASCs, the investment arrangements in our ASCs could be affected.

Our limited liability company agreements and limited partnership agreements provide that if certain laws and regulations change, or the interpretation and/or enforcement of such laws and regulations change, we may have to purchase some or all of the equity interests in our ASCs owned by physicians. The regulatory changes that could trigger this repurchase include it becoming: (i) illegal for a physician to own an equity interest in one of our ASCs; (ii) illegal for physician-owners in our ASCs to refer Medicare or other patients to the facility; or (iii) substantially likely that the receipt by physician-owners of cash distributions from the limited liability company or partnership will be illegal. The cost of repurchasing these equity interests would be substantial. We may not have sufficient capital resources to fund these obligations, and it may trigger the need to procure additional equity financing. To the extent any such financing was available to us, it would likely be dilutive to our current equity holders. While we attempt to structure these purchase obligations as favorable as possible to us, the triggering of these obligations could have a significantly negative effect on our financial condition and business prospects.

The nature of being actively involved in acquiring ASCs could subject us to potential claims and material liabilities relating to these businesses

Although we conduct extensive due diligence prior to acquiring an ASC and are generally indemnified by the sellers, our acquisitions could subject us to claims, suits or liabilities relating to unknown or contingent liabilities or from incidents occurring prior to our acquisition of the facility. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.

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

If eye care professionals and the general population do not continue to accept laser vision correction and other refractive surgical procedures as alternatives to eyeglasses and contact lenses, a source of our historical and future revenue and earnings growth will be limited

Our profitability and growth will depend, in part, upon continued acceptance by eye care professionals and the general population of laser vision correction and other refractive surgical procedures in the U.S. Eye care professionals and the general population might not continue to accept laser vision correction surgery because of the cost of the procedure that, to date, has primarily been paid directly by patients, and concerns about the safety and effectiveness of laser vision correction. If eye care professionals and the general population do not continue to accept laser vision correction and other refractive surgical procedures, a source of our historical and future revenue and earnings growth will be limited.

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

Loss of the services of key management personnel could adversely affect our business

As we recently announced, Stephen J. Winjum, Chairman of the Board, President and Chief Executive Officer of our company, passed away on March 30, 2005. While we intend to actively search for a replacement for Mr. Winjum and believe that we have adequate interim arrangements in place, Mr. Winjum’s death may adversely affect our business. In addition, our success depends, in part, on the services of other key management personnel, including, Scott T. Macomber, our Executive Vice President and Chief Financial Officer and E. Michele Vickery, our Executive Vice President Operations. We do not know of any reason why we might lose the services of either of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we were to lose the services of either of these officers, we believe that our business could also be negatively impacted.

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

Our insurance policies are generally renewed on an annual basis. Although we believe we will be able to renew our current policies or otherwise obtain comparable professional liability coverage, we have no control over the potential costs to renew. Increases in professional liability and other insurance premiums will negatively affect our profitability.

If a change in events or circumstances causes us to write-off a portion of intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

Our assets include intangible assets primarily in the form of goodwill. At December 31, 2004, intangible assets of our continuing operations represented approximately 67% of total assets and 94% of stockholders’ equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment which requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

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

Other federal regulations adopted under HIPAA require that our affiliated providers and us be capable of conducting certain standardized health care transactions, including billing and other claims transactions. We have undertaken significant efforts, involving substantial time and expense, to assure that our ASCs and affiliated providers can submit transactions in compliance with HIPAA. We anticipate that continuing time and expense will be required to maintain the ability to submit HIPAA-compliant transactions, and to make sure that newly-acquired ASCs can submit HIPAA-compliant transactions.

In addition, compliance with the HIPAA security regulations is required by April 21, 2005. In general, the security regulations require ASCs and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. To date, we have performed a preliminary gap analysis and we believe that we have systems in place to comply with some of the applicable security regulations. We have developed an implementation plan regarding our compliance with the security regulations and are presently developing additional policies and procedures and monitoring mechanisms necessary to achieve compliance by the April 2005 deadline. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

HIPAA violations could expose us to civil penalties of up to $25,000 per person per year for each violation or criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

During 2004, the market price of our common stock was volatile, fluctuating from a high trading price of $6.70 to a low trading price of $2.86 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs, rent and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities, as well as the volume of surgical procedures performed through our laser services agreements.

The timing and degree of fluctuations in our operating results will depend on several factors, including:

•	general economic conditions;

•	decreases in demand for non-emergency procedures due to severe weather;

•	availability or sudden loss of the services of physicians who utilize our surgical facilities;

•	availability or shortages of surgery-related products and equipment, including technologically progressive laser vision correction equipment;

•	the timing and relative size of acquisitions; and

•	the recording of gains or losses on the sale of minority interests in our ASCs.

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

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On December 31, 2004, we had $5 million outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.00%, varying upon our ability to meet financial covenants.

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

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and Executive Vice President and Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on his evaluation, and subject to the foregoing, the principal executive officer and Executive Vice President and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 9B.	Other Information

Effective March 25, 2005, we entered into an Option Purchase Agreement with our two physician-partners in our Overland Park, Kansas ASC. These physician-partners had previously given us notice of their intent to exercise an option to purchase all of our interests in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, we purchased this option from our physician-partners for an aggregate sum of $3,600,000, with $1,800,000 payable to each physician-partner. As a result of this transaction, the option was terminated and we have retained our 51% interest in this ASC.

As we announced on March 30, 2005, Stephen J. Winjum, our Chairman, President and Chief Executive Officer, passed away on March 30, 2005. Until a replacement for Mr. Winjum is named, Robert J. Kelly, currently a director of the company, will serve as the presiding director of the Board of Directors. In addition, with respect to the day-to-day affairs of the company, all members of the company’s senior management will report directly to Mr. Kelly. Mr. Kelly will be assisted in his new role by certain other independent directors of the company, including Mssrs. R. Judd Jessup and C.A. Lance Piccolo. Scott T. Macomber will be signing the Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31 and 32, respectively, as both the Chief Financial Officer and as our principal executive officer on the date hereof.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information in response to this item is incorporated by reference from the “Proposal No. 1 — Election of Directors,” “Other Directors” and “Executive Officers” sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

Item 11.	Executive Compensation

The information in response to this item is incorporated by reference from the “Executive Compensation” section of the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information in response to this item is incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” sections of the 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information in response to this item is incorporated by reference from the “Certain Relationships and Related Transactions” section of the 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information in response to this item is incorporated by reference from the “Disclosure of Auditor Fees” section of the 2005 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Form 10-K:

1.	The following consolidated financial statements of the Company, with the report of independent public accountants, are filed as part of this Form 10-K:

•	Report of Independent Auditors

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

2.	The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

Schedule I — Rule 12-09 Valuation Reserves

3.	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit Number		Exhibit
3.1	††	Amended and Restated Certificate of Incorporation of the
Registrant
3.2	††	Amended and Restated Bylaws of the Registrant
3.3	††††††††	Certificate of Ownership and Merger
4.1	†	Specimen stock certificate representing Common Stock
4.2	†	Registrant’s Rights Agreement
10.1	††	Registrant’s Amended and Restated Stock Incentive Plan
10.2	†	Registrant’s Amended and Restated 1999 Stock Purchase Plan
10.3	†	Indemnification Agreement
10.4	†	Registration Rights Agreement
10.5	†	Subordinated Registration Rights Agreement
10.23	†††*	Alcon Laboratories, Inc. Agreement
10.24	††††	Employment Agreement dated August 17, 2001 with Stephen J. Winjum
10.25	††††	Employment Agreement dated August 17, 2001 with E. Michele Vickery
10.27	†††††	Employment Agreement dated October 16, 2001 with Scott T. Macomber
10.31	†††††††	Registrant’s 2000 Employee Stock Incentive Plan
10.32	†††††††	Registrant’s 2001 Employee Stock Incentive Plan
10.33	††††††*	Amendment No. 1 to Alcon Laboratories, Inc. Agreement
10.35	†††††††††	Fourth Amended and Restated Credit Agreement dated as of October 15, 2004
21		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31		Certification by the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated by reference to the corresponding Exhibit of the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-79271).

††	Incorporated by reference to the corresponding Exhibit of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

†††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.

††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.

†††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003.

†††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2003.

††††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

†††††††††	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.

*	Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

(b)	Reports on Form 8-K:

We filed a report on Form 8-K dated October 20, 2004 during the fourth quarter of 2004 disclosing our execution of our amended and restated credit facility. We also filed a report on Form 8-K dated November 3, 2004 during the fourth quarter of 2004 disclosing our press release that announced our results of operations for the period ended September 30, 2004.

Report of Independent Auditors

To the Board Directors and Shareholders
of NovaMed, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NovaMed, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2005

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents, including $387 and $149 of restricted cash, respectively	$500	$11,801
Accounts receivable, net of allowances of $10,083 and $7,611, respectively	10,237	8,219
Notes and amounts due from related parties	719	1,686
Inventory	1,518	1,397
Current deferred tax assets, net	—	542
Other current assets	1,182	1,107
Total current assets	14,156	24,752
Property and equipment, net	8,110	7,918
Intangible assets, net	51,421	26,749
Noncurrent deferred tax assets, net	2,248	4,130
Other assets, net	1,052	339
Total assets	$76,987	$63,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,848	$4,078
Accrued expenses	3,168	2,634
Current maturities of long-term debt	274	80
Current liabilities of discontinued operations	246	1,068
Total current liabilities	8,536	7,860
Long-term debt, net of current maturities	5,314	74
Minority interests	8,516	5,841
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,649,921 and 25,046,195 shares issued at December 31, 2004 and 2003, respectively	256	250
Additional paid-in-capital	79,710	77,964
Accumulated deficit	(19,182)	(23,641)
Treasury stock, at cost, 4,208,743 and 3,843,399 shares at December 31, 2004 and 2003, respectively	(6,163)	(4,460)
Total stockholders’ equity	54,621	50,113
Total liabilities and stockholders’ equity	$76,987	$63,888

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net revenue:
Surgical facilities	$46,631	$36,410	$33,665
Product sales and other	17,944	19,096	20,108
Total net revenue	64,575	55,506	53,773
Operating expenses:
Salaries, wages and benefits	21,580	20,297	20,158
Cost of sales and medical supplies	15,567	13,395	14,146
Selling, general and administrative	13,719	11,760	11,515
Depreciation and amortization	2,488	2,677	2,461
Restructuring charges	—	—	(1,005)
Goodwill impairment charge	—	—	1,336
Total operating expenses	53,354	48,129	48,611
Operating income	11,221	7,377	5,162
Other (income) expense:
Interest expense	226	119	414
Interest income	(86)	(131)	(157)
Minority interests in earnings of consolidated entities	4,927	2,656	906
Gain on sale of minority interests	(99)	(892)	(1,584)
Earnings of non-consolidated affiliate	(23)	—	—
Other	(105)	(181)	(513)
Total other (income) expense	4,840	1,571	(934)
Income before income taxes	6,381	5,806	6,096
Income tax provision	2,551	2,322	2,439
Net income from continuing operations	3,830	3,484	3,657
Net income from discontinued operations	629	7	206
Net loss on disposal of discontinued operations	—	—	(1,850)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,803)
Net income	$4,459	$3,491	$210
Net earnings per common share from continuing operations:
Basic	$0.18	$0.16	$0.15
Diluted	$0.17	$0.16	$0.15
Net earnings per common share:
Basic	$0.21	$0.16	$0.01
Diluted	$0.19	$0.16	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated) (Deficit)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2001	24,835	$248	$77,673	$(27,342)	—	$—	$50,579
Shares received as consideration in divestiture transactions	—	—	—	—	(2,473)	(2,222)	(2,222)
Stock options granted	—	—	36	—	—	—	36
Shares issued — employee stock purchase plan	70	1	44	—	—	—	45
Net income	—	—	—	210	—	—	210
Balance, December 31, 2002	24,905	249	77,753	(27,132)	(2,473)	(2,222)	48,648
Shares received as consideration in divestiture transactions	—	—	—	—	(1,370)	(2,238)	(2,238)
Stock options exercised	101	1	171	—	—	—	172
Shares issued — employee stock purchase plan	40	—	40	—	—	—	40
Net income	—	—	—	3,491	—	—	3,491
Balance, December 31, 2003	25,046	250	77,964	(23,641)	(3,843)	(4,460)	50,113
Shares received as consideration in divestiture transactions	—	—	170	—	(366)	(1,703)	(1,533)
Stock options exercised	583	6	1,529	—	—	—	1,535
Shares issued — employee stock purchase plan	21	—	47	—	—	—	47
Net income	—	—	—	4,459	—	—	4,459
Balance, December 31, 2004	25,650	$256	$79,710	$(19,182)	(4,209)	$(6,163)	$54,621

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income from continuing operations	$3,830	$3,484	$3,657
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions:
Depreciation and amortization	2,488	2,677	2,461
Restructuring and other charges	—	—	(1,005)
Impairment charge	—	—	1,336
Gain on sale of minority interests	(99)	(892)	(1,584)
Earnings of non-consolidated affiliate	(23)	—	—
Deferred taxes	2,488	2,322	2,439
Minority interests	4,927	2,656	906
Distributions to minority partners	(3,819)	(2,212)	(109)
Changes in operating assets and liabilities —
Accounts receivable	(361)	(1,095)	1,702
Inventory	93	(342)	33
Other current assets	(42)	3,900	1,445
Other noncurrent assets	88	221	(41)
Accounts payable, accrued expenses and income taxes payable	904	(1,122)	1,167
Net cash provided by continuing operations	10,474	9,597	12,407
Cash flows from investing activities:
Payments for acquisitions, net	(26,896)	—	(6,151)
Purchases of property and equipment	(2,047)	(2,893)	(1,844)
Proceeds from sale of minority interests	1,138	2,575	2,797
Proceeds from sale of property and equipment	101	331	—
Proceeds from sale of securities	74	—	—
Net cash (used in) provided by investing activities	(27,630)	13	(5,198)
Cash flows from financing activities:
Borrowings under revolving credit agreement	19,000	825	33,085
Payments under revolving credit agreement	(14,000)	(825)	(53,780)
Proceeds from the issuance of stock, net of issuance costs	889	171	44
Payments of other debt, debt issuance fees and capital lease obligations	(146)	(170)	(465)
Net cash provided by (used in) financing activities	5,743	1	(21,116)
Cash flows from discontinued operations:
Operating activities	(446)	(2,496)	2,164
Investing activities	558	2,729	12,766
Financing activities	—	—	(33)
Net cash provided by discontinued operations	112	233	14,897
Net increase (decrease) in cash and cash equivalents	(11,301)	9,844	990
Cash and cash equivalents, beginning of year	11,801	1,957	967
Cash and cash equivalents, end of year	$500	$11,801	$1,957

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	GENERAL INFORMATION

Description of the Business

NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company’s primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2004, the Company owned and operated 25 ASCs where surgeons perform various surgical procedures, predominantly ophthalmic procedures. The Company owned a majority interest in 19 of its ASCs and a minority interest in two ASCs, with physicians owning the remaining equity interests in these 21 ASCs. The Company owns all of the equity interests in its other four ASCs. In the future the Company may elect to sell to physicians a minority interest in these four facilities. The Company also has laser services agreements pursuant to which it provides excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

The Company also owns and operates optical laboratories, an optical products purchasing organization and a marketing products and services business.

The Company also continues to provide management services to two eye care practices pursuant to long-term service agreements. These practices are located in Illinois and Georgia. Under these service agreements, the Company provides business, information technology, administrative and financial services to its affiliated providers in exchange for a management fee.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. In addition, the Company consolidates the accounts of an ASC in which it does not hold a majority ownership interest because the Company maintains effective control over the ASC’s assets and operations. All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to one of its limited liability company agreements, the Company is required to maintain a balance equal to at least one month’s operating expenses in the entity’s bank account. The cash balance subject to such restriction was $0 and $149, at December 31, 2004 and 2003, respectively. Pursuant to one of its limited liability company agreements, the cash held by that entity is restricted to that entity’s use. The cash balance subject to such restriction was $387 and $0, at December 31, 2004 and 2003, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory consists primarily of optical products such as eyeglass frames, optical lenses and contact lenses, as well as surgical supplies used in connection with the operation of the Company’s ASCs. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

Year ended December 31	2004	2003
Optical products	$711	$902
Surgical supplies	712	395
Other	95	100
Total inventory	$1,518	$1,397

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

Intangible Assets

The Company’s acquisitions and affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values, with the remainder of the purchase price allocated to intangibles. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill and other intangible assets with indefinite lives are not amortized but are subject to an annual impairment assessment in relation to their fair value. Upon the initial adoption of SFAS 142 in 2002, the Company recognized an impairment charge of $1,803, net of tax, as a change in accounting principle. An additional impairment charge was recognized as a result of the required assessment in the fourth quarter of 2002 as discussed in Note 7.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Surgical Facilities

Revenue in the Company’s ASCs is based on fees charged to patients, third-party payors or others for use of the facilities and relate primarily to surgical procedures performed in the ASCs. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor’s facility. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts and is recognized at the time the surgical procedure is performed. The contractual allowance is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. The Company bases its estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, contracted rates with other third party payors or historical experience when there is not a specific contracted rate. The estimate for doubtful accounts is based on the aging category and historical collection experience.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company also records an estimate for doubtful accounts based on the aging category and historical collection experience of each product sales and other business described above.

Cost of Sales and Medical Supplies

Cost of sales and medical supplies includes the cost of optical products such as eyeglass frames, optical lenses, contact lenses and surgical supplies, direct labor costs incurred in the preparation of optical lenses, and the per procedure fees related to operating the equipment used in LVC procedures.

Stock Compensation

As discussed in New Accounting Pronouncements of Item 7 of this Form 10-K, the Company will adopt a new accounting standard regarding its accounting for stock-based employee compensation effective July 1, 2005. Until that date, the Company will continue to account for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. See Note 15 for additional information regarding stock option plans.

	2004	2003	2002
Net income — as reported	$4,459	$3,491	$210
Deduct: Total stock-based employee compensation expense, net of related tax effects	(879)	(1,452)	(1,461)
Pro forma net income (loss)	$3,580	$2,039	$(1,251)
Earnings (loss) per share:
Basic — as reported	$0.21	$0.16	$0.01
Basic — pro forma	$0.17	$0.09	$(0.05)
Diluted — as reported	$0.19	$0.16	$0.01
Diluted — pro forma	$0.16	$0.09	$(0.05)

The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected option life in years	4	4	4
Risk-free interest rate	2.50%	2.44%	4.30%
Dividend yield	—	—	—
Expected volatility	.708	.830	.940

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

For the years ended December 31, 2004, 2003 and 2002, approximately 40%, 39% and 36%, respectively, of the Company’s net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, is calculated using the treasury stock method.

Earnings (loss) per common share is calculated as follows:

	Year ended December 31,
	2004	2003	2002
Net income from continuing operations	$3,830	$3,484	$3,657
Net income (loss) from discontinued operations	629	7	(1,644)
Cumulative effect of change in accounting principle	—	—	(1,803)
Net income	$4,459	$3,491	$210
Basic weighted average number of common shares outstanding	21,181	21,470	23,841
Effect of dilutive securities—stock options	1,907	644	137
Diluted weighted average number of shares outstanding	23,088	22,114	23,978
Basic earnings (loss) per common share:
Continuing operations	$0.18	$0.16	$0.15
Discontinued operations	0.03	—	(0.07)
Cumulative effect of change in accounting principle	—	—	(0.07)
Basic earnings per share	$0.21	$0.16	$0.01
Diluted earnings (loss) per common share:
Continuing operations	$0.17	$0.16	$0.15
Discontinued operations	0.02	—	(0.07)
Cumulative effect of change in accounting principle	—	—	(0.07)
Diluted earnings per share	$0.19	$0.16	$0.01

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

4.	STATEMENT OF CASH FLOWS — SUPPLEMENTAL

	Year ended December 31,
	2004	2003	2002
Supplemental cash information:

Interest paid	$157	$86	$674
Income taxes paid	185	158	72
Income tax refunds received	123	4,002	1,787

The tax refunds received in 2003 were primarily from the carryback of 2001 and 2002 federal net operating losses to tax years 1997 through 2000.

During 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon for all eight lasers, the Company has established a reserve for $237 which will be evaluated quarterly and adjusted as necessary.

Non-cash investing and financing activities:

The Company received 365,344 shares of its common stock from a former affiliated physician during 2004 to repay a $1,533 note receivable against which the company had established a $958 valuation allowance. Treasury shares were recorded at $1,703, additional paid-in-capital was increased by $170 and the valuation allowance was reversed and reported as income from discontinued operations.

In 2004, 2003 and 2002, the Company obtained medical equipment by entering into capital leases for $281, $105 and $131, respectively.

5.	ACQUISITIONS AND SALES OF MINORITY INTERESTS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

The Company acquired a majority interest in six ASCs and a minority interest in one ASC during 2004. The Company made no acquisitions in 2003 and acquired a majority interest in two ASCs in 2002. Total cash acquisition cost in 2004 and 2002 was $26,079 and $6,151, respectively, of which the Company allocated $24,190 and $5,847, respectively, to goodwill. The goodwill is not amortized in accordance with SFAS 142 and is expected to be fully deductible for tax purposes.

The following unaudited pro forma results of operations assume that the business acquisitions subsequent to January 1, 2004 described above occurred at the beginning of the year preceding the year of acquisition. The unaudited pro forma results from continuing operations below are based on historical results of operations and do not necessarily reflect actual results that would have occurred:

	Year ended December 31,
	2004	2003
Pro forma results
Net revenue	$71,610	$68,900
Operating income	13,932	12,902
Net income from continuing operations	4,775	5,417
Earnings per common share from continuing operations:
Basic	0.23	0.25
Diluted	0.21	0.24

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

5.    ACQUISITIONS AND SALES OF MINORITY INTERESTS (Continued)

During 2004, the Company exercised its option to purchase the 20% minority equity interest in one of its Kansas City, MO ASCs from its physician-partners. The Company now owns 100% of this ASC. Also during 2004, the Company paid the 49% physician-partner of its Merrillville, IN ASC to terminate his option to purchase the Company’s 51% interest. In addition, a physician-partner of the Thibodaux, LA ASC exercised his right to sell the Company a 10% interest, decreasing the physician’s interest to 30%. The Company paid $816 for the above transactions.

The Company also sold minority equity interests in ten of its existing ASCs during 2004, 2003 and 2002 to various physicians. From the sale of minority interests, the Company received in the aggregate approximately $1,138 in cash proceeds in 2004, approximately $1,950 in cash proceeds and 261,000 shares of its common stock in 2003 and approximately $2,688 in cash proceeds and 725,000 shares of its common stock in 2002. In 2004, the Company opened a new ASC in New Albany, IN with two physician-partners who each own 32% of the facility. These physicians had been performing pain management procedures in the Company’s other New Albany, IN ASC. In 2003, the Company built a new ASC in Kansas City, MO with a physician-partner who owns 49% of the facility. This physician had been performing procedures in one of our existing Kansas City ASCs. All of these entities are consolidated into the financial statements of the Company and the minority shareholder interests in the earnings and assets of those ASCs are reflected in the minority interest line of the consolidated financial statements.

Location	Interest % sold	Effective Date
River Forest, IL	20%	June 2002
River Forest, IL	5%	July 2002
Overland Park, KS	49%	October 2002
Kansas City, MO	20%	October 2002
Merrillville, IN	49%	December 2002
St. Joseph, MO	20%	December 2002

Richmond, VA	10%	January 2003
Chicago, IL	17.5%	February 2003
Maryville, IL	10%	February 2003
Richmond, VA	10%	September 2003
Maryville, IL	10%	September 2003
Kansas City, MO	49%	October 2003
Chicago, IL	3%	December 2003
New Albany, IN	20%	December 2003

Chattanooga, TN	22.5%	February 2004
New Albany, IN	10%	March 2004
Chattanooga, TN	8%	May 2004
Chattanooga, TN	7.5%	July 2004

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2004 and 2003:

	2004	2003
Equipment	$13,035	$12,882
Information technology	1,971	1,729
Furniture and fixtures	826	905
Leasehold improvements	4,073	2,959
	19,905	18,475
Less — Accumulated depreciation and amortization	(11,795)	(10,557)
	$8,110	$7,918

Depreciation and amortization expense for property and equipment in 2004, 2003 and 2002 was $2,488, $2,677 and $2,461, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS 142. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate. Impairment losses identified at the initial adoption of SFAS 142 were reported as a change in accounting principle. Should the Company have future impairment charges, they will be reported in income from continuing operations.

Upon the initial adoption of SFAS 142, the Company evaluated its goodwill as of January 1, 2002 and determined that the goodwill associated with one of its ancillary businesses was impaired. This business sells marketing products to the laser vision correction market, which had shown a downturn in demand. This downturn had negatively impacted the prospects for this business. The evaluation indicated an impairment of approximately $1,803, after tax, and this write-off was presented as a change in accounting principle. During the fourth quarter of 2002, it was determined that the same ancillary business required an additional pre-tax impairment charge of $1,336 which resulted in the write-down of the remaining goodwill for this business.

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance January 1, 2002	$14,464	$9,565	$941	$24,970	$—
Acquisition of ASCs	5,876	—	—	5,876	—
Impairment losses	—	(4,090)	—	(4,090)	—
Balance December 31, 2002	20,340	5,475	941	26,756	—
Two year non-compete agreement	—	—	—	—	43
Purchase price adjustments	(29)	—	—	(29)	—
Amortization	—	—	—	—	(21)
Balance December 31, 2003	20,311	5,475	941	26,727	22
Acquisition of ASCs	24,694	—	—	24,694	—
Amortization	—	—	—	—	(22)
Balance December 31, 2004	$45,005	$5,475	$941	$51,421	$—

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

8.	ACCRUED EXPENSES AND RESTRUCTURING RESERVES

Accrued expenses consist of the following as of December 31, 2004 and 2003:

	2004	2003
Accrued payroll and related benefits	$988	$779
Accrued incentive compensation	866	722
Accrued professional fees	313	295
Accrued business taxes	206	243
Current deferred tax liability	81	—
Restructuring reserves	38	260
Deferred revenue and other	676	335
	$3,168	$2,634

During 2001, the Company implemented a Plan of Discontinued Operations and Restructuring (the “Plan”). The restructuring portion of the Plan contemplated the Company pursuing and/or negotiating the following — (a) closure of certain facilities due to under-performing results including one ASC, seven LVC centers and one fixed laser site; (b) termination of an acquisition contract; and (c) reorganization and downsizing of the Company’s information technology function to conform to the needs of continuing operations and the pursuit of the Company’s discontinued operations plan. Commitments under restructuring reserves expire through May 2005.

The charges to the restructuring reserves are summarized below:

	Lease Commitments	Asset Impairments	Contract Termination	Other	Total
Balance January 1, 2002	$2,173	$203	$1,836	$97	$4,309
Charges utilized in 2002	(729)	(53)	(1,702)	(36)	(2,520)
Reversal of excess reserves	(851)	(95)	(134)	75	(1,005)
Balance December 31, 2002	593	55	—	136	784
Charges utilized in 2003	(320)	(5)	—	(199)	(524)
Re-evaluated requirements	(130)	44	—	86	—
Balance December 31, 2003	143	94	—	23	260
Charges utilized in 2004	(118)	(94)	—	(10)	(222)
Balance December 31, 2004	$25	$—	$—	$13	38

The Company evaluated its reserve requirements at the end of 2004 and determined that the balance was adequate to cover the remaining costs associated with its restructuring plan. During 2002, the Company determined that it had excess reserves of $1,005. The excess reserves were primarily due to better than expected results resolving outstanding lease obligations and the decision to retain one ASC slated for closure as a result of the identification of an unanticipated source of surgical patients. The reversal of the excess reserve in 2002 was reported in the results of continuing operations.

The Company had entered into an agreement to purchase an ASC for $9,300 upon the resolution of certain contingencies or pay a termination fee. Effective January 1, 2002, the Company terminated its contract to purchase this ASC. The termination fee is included in the restructuring charges.

9.	DISCONTINUED OPERATIONS

As of January 1, 2002, the Company adopted SFAS 144 under which it reports as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144 projected operating results and the estimated gain or loss on sale is not accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

9.    DISCONTINUED OPERATIONS (Continued)

The Company sold two ASCs and three optical dispensary businesses during 2002 and sold its remaining optical dispensaries in 2003, all of which are reported as discontinued operations.

The Plan also involved the divestiture of the management services segment or physician practice management (“PPM”) business. The results of these discontinued operations are accounted for under APB 30. Under APB 30, the projected operating results and the estimated gain or loss on disposal was accrued at the date the Plan was adopted in 2001. A charge of $27,213 was reported net of tax in the Company’s third quarter 2001 financial statements. During the fourth quarter of 2002, the decision was made to retain management services agreements with one physician practice and one optometric practice that had been included in the Plan. The reserve established related to these operations of $1,369 was reversed in the Company’s 2002 results, and the 2001 Statement of Operations was revised to report the fourth quarter 2001 results as continuing operations. The structure of several divestiture transactions completed during 2002 varied from the Company’s original Plan. As a result, the deferred tax asset established from the original estimated net loss on disposal of discontinued operations was reduced by $2,700 in 2002.

During the first quarter of 2004 a former affiliated physician repaid a note secured by shares of the Company’s stock by tendering such shares to the Company. (For additional information regarding the note please refer to Note 17 “Related Party Transactions.”) When the Company adopted the Plan, the market value of the shares with which the loan was secured was significantly below the value of the note. Included in the initial discontinued operations charge was the establishment of a valuation allowance against the note to adjust it to its secured value based on the then current market value of the collateral shares. When shares were tendered in repayment of the note, the market value of the shares exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations. At the end of 2004, the Company reviewed its remaining lease commitments, expiring through May 2005, and other costs to complete its exit from the PPM business. As a result of this review, approximately $325 of excess reserve was reversed and reported as income from discontinued operations.

On December 19, 2003, the Company completed all of its planned divestiture transactions. From the sale of the PPM business, two ASCs and five optical dispensaries, all of which have been treated as discontinued operations, the Company has received proceeds of $19,384, consisting of $19,150 in cash and $234 in promissory notes with multi-year terms. The Company also received as consideration 2.7 million shares of its common stock.

The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2004	2003	2002
Net revenue	$—	$1,662	$34,924
Operating expenses	(1,283)	3,937	35,438
Interest and other expense, net	—	(2)	94
Income (loss) from operations before income taxes	1,283	(2,273)	(608)
Income tax provision (benefit)	654	(909)	(244)
Net income (loss) from operations	629	(1,364)	(364)
Net loss charged to reserves	—	(1,371)	(570)
Net income per statement of operations	$629	$7	$206

Gain on disposal	$—	$—	$1,369
Income tax expense	—	—	3,219
Net loss on disposal of discontinued operations	$—	$—	$(1,850)

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10.	INCOME TAXES

The income tax provision from continuing operations consists of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Current
Federal	$—	$—	$—
State	63	—	—
	63	—	—
Deferred
Federal	2,115	1,967	2,134
State	373	355	305
	2,488	2,322	2,439
	$2,551	$2,322	$2,439

A reconciliation of income tax expense for financial reporting purposes and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2004	2003	2002
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net	4.8	4.8	4.8
Other	1.2	1.2	1.2
Provision for income taxes	40.0%	40.0%	40.0%

Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets
Discontinued operations and restructuring	$3,082	$4,100
Goodwill impairment charges	1,613	1,613
Net operating loss carryforward/carryback	1,440	2,038
Capital loss carryforward	1,489	1,589
Compensation expense related to stock options	282	369
Discount on conversion of notes	235	267
AMT credit	208	208
Receivable and inventory reserves	83	126
Compensation expense	61	56
Other	79	52
	8,572	10,418
Valuation allowance	(3,240)	(3,325)
Total deferred tax assets	5,332	7,093

Deferred tax liabilities
Depreciation and amortization	(2,804)	(2,038)
Prepaid expense	(361)	(383)
Total deferred tax liabilities	(3,165)	(2,421)
	$2,167	$4,672

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

10.    INCOME TAXES (Continued)

The Company recorded a valuation allowance on a portion of the losses on the sale of discontinued operations which are capital in nature, and on a portion of the stock options not expected to be exercised. The tax attributes of several divestiture transactions completed during 2002 differed from original assumptions. The net loss on disposal of discontinued operations for the year ended December 31, 2002 includes a $2,700 charge to reduce the carrying value of deferred tax assets established upon adoption of the Plan in 2001.

11.	LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2004 and 2003:

	2004	2003
Revolving credit facility	$5,000	$—
Capital lease obligations (see Note 12)	358	154
Notes payable	230	—
Less — Current maturities	(274)	(80)
	$5,314	$74

Revolving Credit Facility

At December 31, 2004, the Company had $5,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. Effective October 15, 2004, the Company amended its credit facility, increasing the maximum commitment available under the facility from $30,000 to $50,000 and extending the expiration date by two years to June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility have always been calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. This ratio was increased in our amended credit facility for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility continues to be payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed to provide the Company with greater flexibility. The weighted average interest rate on credit line borrowings during 2004 was 3.5%. In addition, the Company paid a fee of .175% on the unused portion of the commitment.

At December 31, 2004 the Company had an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $200 that expires on March 31, 2005.

12.	OPERATING AND CAPITAL LEASES

The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options and escalation clauses. The Company has approximately $25 in restructuring reserves remaining for commitments related to facilities it has closed.

The Company entered into two capital leases for medical equipment during 2004. In addition, the Company has four capital leases for medical equipment that existed as of December 31, 2003. The annual interest rates on capital leases range from 4.0% to 7.2%.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

12.    OPERATING AND CAPITAL LEASES (Continued)

At December 31, 2004, minimum annual rental commitments are as follows:

	Operating Leases	Capital Leases
2005	$3,356	$162
2006	2,975	157
2007	2,415	58
2008	2,064	—
2009 and thereafter	4,326	—
Minimum lease payments	15,136	377
Less: sublease receipts	(1,028)	—
Total minimum lease payments	$14,108	377
Less: amount representing interest		(19)
Total obligation under capital leases		$358

Rent expense of continuing operations related to operating leases amounted to $3,780, $3,335 and $3,418, during 2004, 2003 and 2002, respectively.

13.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company has a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which it can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, the Company will pay Alcon monthly based on the number of procedures performed on each of its LADARVision Systems. The Company is required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming the Company does not procure additional LADARVision Systems under the agreement, the annual minimum commitment for each of the next two years commencing with 2005 would be approximately $1,156 and $804, respectively. In 2004, the number of procedures performed exceeded the minimum commitment.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

13.    COMMITMENTS AND CONTINGENCIES (Continued)

The Company has entered into various Product Usage and Volume Lease Purchase agreements with some of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2004 the Company had remaining product purchase commitments of $630.

Employment Agreements

The Company has employment agreements with certain of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

14.	STOCKHOLDERS’ EQUITY

Rights Agreement

Certain shareholders possess rights to purchase fractional shares of Series E Junior Participating Preferred Stock with a par value of $.01 per share at a price of $110 per one one-thousandth of a share, subject to adjustment as defined in the Rights agreements. These rights are not exercisable until the announcement of the occurrence of certain events as defined in an agreement which also describes the various shareholders’ rights

Upon the occurrence of certain events, each right holder will be entitled to receive shares of common stock, or in specified circumstances other assets having a value of two times the purchase price of the right. Additionally, the Board of Directors may exchange the rights, in whole or in part, without additional payment, for shares of common stock at an exchange ratio defined in the agreement. At any time prior to certain events, the Board of Directors may redeem all, but not less than all, of the rights at a redemption price of $.01 per right.

15.	EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage of up to 100% of their compensation. The Savings Plan provides for the Company to match 50% of the employee’s contributions on the first 3% of salary contributed by each employee. The Company’s matching contributions approximated $127, $132 and $235 for 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee’s purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. Approximately 21,000 shares, 40,100 shares and 70,400 shares were purchased during 2004, 2003 and 2002, respectively. At December 31, 2004, 130,500 shares were reserved for future issuance. Upon the adoption of FAS 123R, the Company will begin to recognize compensation expense when these shares are issued.

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
(Dollars in thousands, except per share data)

15.    EMPLOYEE BENEFIT PLANS (Continued)

each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is generally 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

The Company grants stock options to employees and nonemployee members of the Company’s Board of Directors. Pursuant to Accounting Principles Board No. 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-based compensation expense is deferred and recognized over the vesting period of the stock option. During the three years ended December 31, 2004 the Company did not recognize any stock based compensation expense.

The following table summarizes the activity in the stock option plan:

	Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2001	6,278,591	$1.06–$14.94	$3.52
Granted	1,148,500	$0.74–$ 1.10	$0.80
Exercised	—		$—
Canceled	(1,109,136)	$0.74–$14.94	$4.24

Balance at December 31, 2002	6,317,955	$0.74–$12.61	$2,90
Granted	523,000	$1.27–$ 2.15	$1.37
Exercised	(100,550)	$0.78–$ 1.75	$1.30
Canceled	(605,926)	$0.78–$12.00	$5.56

Balance at December 31, 2003	6,134,479	$0.74–$12.61	$2.53
Granted	690,000	$3.60–$ 4.45	$4.40
Exercised	(582,744)	$0.78–$ 4.45	$1.54
Canceled	(57,985)	$0.78–$12.00	$4.22

Balance at December 31, 2004	6,183,750	$0.74–$12.61	$2.80

The weighted average fair value of options granted in 2004 was $2.47 per share.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Average Life	Average Exercise Price	Number Exercisable at 12/31/04	Average Exercise Price
$ 0.74– 1.10	1,012,168	7.3	$0.80	674,194	$0.80
$ 1.15– 1.70	1,403,182	5.6	$1.34	1,051,876	$1.34
$ 1.75– 2.50	2,082,500	4.1	$1.87	1,975,353	$1.87
$ 2.74– 4.07	217,750	5.0	$3.54	166,566	$3.48
$ 4.14– 6.00	970,000	7.4	$4.69	457,703	$4.97
$ 7.25–10.00	165,000	5.0	$8.51	165,000	$8.51
$12.00–12.61	333,150	5.2	$12.02	333,150	$12.02
$ 0.74–12.61	6,183,750	5.6	$2.80	4,823,842	$2.88

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

16.	OPERATING SEGMENTS

The Company manages its business segments by types of service provided. The Company’s reportable segments are as follows:

Surgical facilities.  Surgical facilities includes the results of operations from owning and/or operating ASCs and fixed site laser services agreements. Earnings before taxes in 2004, 2003 and 2002 include $99, $892 and $1,584, respectively, of gains from the sale of minority interests in the Company’s ASCs.

Product sales.  Product sales includes the Company’s optical products purchasing organization, optical laboratories, marketing products and services company and an optometric practice with a retail optical store. Earnings before taxes in 2002 include a $1,336 impairment charge to write-off the goodwill at the Company’s marketing products and services company.

Other.  Other includes management services provided to a physician practice with multiple locations in Atlanta, GA and an administrative services agreement.

The accounting policies of the various segments are the same as those described in the “Summary of Significant Accounting Policies” in Note 2. The Company evaluates the performance of its segments based on earnings before taxes (EBT). Segment EBT includes all revenue and expenses directly attributable to the segment, certain corporate expenses for salaries, wages and benefits directly attributable to the management of the reportable segment and allocated management, billing and collection fees. Items excluded from the segment EBT primarily consist of corporate expenses for salaries, wages and benefits, general and administrative and interest on debt. Corporate loss before taxes in 2002 includes a $1,005 benefit related to the reversal of excess restructuring reserves.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

16.    OPERATING SEGMENTS (Continued)

	Surgical Facilities	Product Sales	Other	Corporate	Total
2004
Net revenue	$46,631	$10,641	$7,303	$—	$64,575
Earnings (loss) before taxes	9,064	1,907	614	(5,204)	6,381
Depreciation and amortization	1,790	192	114	392	2,488
Interest income	6	—	—	80	86
Interest expense	7	—	—	219	226
Capital expenditures	1,805	117	33	92	2,047
Accounts receivable	5,712	3,526	748	251	10,237
Identifiable assets	59,700	10,278	1,960	5,049	76,987
2003
Net revenue	$36,410	$10,871	$8,225	$—	$55,506
Earnings (loss) before taxes	9,383	2,150	(164)	(5,563)	5,806
Depreciation and amortization	1,778	287	131	481	2,677
Interest income	2	1	—	128	131
Interest expense	2	—	1	116	119
Capital expenditures	2,524	143	87	139	2,893
Accounts receivable	3,577	3,511	1,034	97	8,219
Identifiable assets	30,539	10,720	2,521	20,108	63,888
2002
Net revenue	$33,665	$11,649	$8,459	$—	$53,773
Earnings (loss) before taxes	10,349	81	484	(4,818)	6,096
Depreciation and amortization	1,481	274	121	585	2,461
Interest income	7	1	—	149	157
Interest expense	6	—	1	407	414
Capital expenditures	1,444	278	73	49	1,844
Accounts receivable	3,271	2,913	808	68	7,060
Identifiable assets	29,208	10,151	2,234	22,535	64,128

17.	RELATED-PARTY TRANSACTIONS

Facility Rent

The Company leases facility space from various related parties, which include affiliated partners, at rates the Company believes approximate fair market value. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $1,076, $686, and $1,675 during 2004, 2003 and 2002, respectively. The Company’s minimum annual rental commitments include total commitments of $6,668 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2005 are approximately $1,335, $1,178, $844, $699 and $2,612. (See Note 12).

Notes Receivable

The Company holds notes receivable of $1,514, less reserves of $833, from physicians affiliated with the Company. This includes a $1,190 non-interest bearing tax loan issued in connection with the IPO (see below) and $324 issued in the Company’s divestiture transactions with variable interest rates ranging from 5.5% to 7.0% and having multi-year terms.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

17.    RELATED-PARTY TRANSACTIONS (Continued)

As disclosed in a prospectus filed with the Securities and Exchange Commission on August 18, 1999, in connection with the exchange of $9,700 of the Company’s subordinated exchangeable promissory notes resulting from its IPO, the Company agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of the Company’s common stock received in the exchange which they still owned as of April 1, 2000. In accordance with these agreements, the Company loaned $2,723 to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of the Company’s common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of the Company’s common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor’s initial tax loan amount equal to the number of shares sold divided by the total number of shares of the Company’s common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. During 2004, one of the note holders repaid his note with shares of the Company’s common stock. The remaining tax loan is payable by the debtor upon the Company’s demand for payment. Currently, the Company intends to allow the debtor to repay this loan as he disposes of his shares of the Company’s common stock. The Company also has agreed to reimburse this debtor on a grossed-up basis, for any Federal or state taxes that he recognizes as a result of imputed interest on the tax loan.

Other

The Company receives professional services from a firm that employs a director of the Company. Total payments for services received during 2004, 2003 and 2002 were approximately $184, $346, and $682, respectively.

18. SUBSEQUENT EVENTS

On March 18, 2005, the Company acquired a 51% interest in The Cataract Specialty Surgical Center, an ASC located in Berkley, MI for $4,000, which was funded from the Company’s credit facility.

Effective March 25, 2005, the Company entered into an Option Purchase Agreement with its two physician-partners in NovaMed’s Overland Park, KS ASC. These physician-partners had previously given notice of their intent to exercise an option to purchase all of NovaMed’s interest in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, the Company purchased this option from these physician-partners for an aggregate sum of $3,600, with $1,800 payable to each physician-partner. As a result of this transaction, the option was terminated and the Company has retained its 51% interest in this ASC.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

19.	QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows:

	Quarter
2004	First	Second	Third	Fourth
Net revenue	$14,225	$15,479	$17,394	$17,477
Operating income	1,799	2,536	3,400	3,486
Net income from:
Continuing operations	748	829	1,070	1,183
Discontinued operations	594	—	—	35
Net income	1,342	829	1,070	1,218
Basic earnings per share	0.06	0.04	0.05	0.06
Diluted earnings per share	0.06	0.04	0.05	0.05

	Quarter
2003	First	Second	Third	Fourth
Net revenue	$13,503	$14,018	$14,374	$13,611
Operating income	1,396	1,978	2,175	1,828
Net income from:
Continuing operations	559	790	799	1,336
Discontinued operations	4	—	1	2
Net income	563	790	800	1,338
Basic earnings per share	0.03	0.04	0.04	0.06
Diluted earnings per share	0.03	0.04	0.04	0.06

Schedule I

NOVAMED, INC. AND SUBSIDIARIES
RULE 12-09 VALUATION RESERVES
(Dollars in thousands)

Allowance for contractual adjustments and bad debt	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2002	$8,010	35,850	(37,827)	$6,033
2003	$6,033	52,582	(51,004)	$7,611
2004	$7,611	67,299	(64,827)	$10,083

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005.

NOVAMED, INC.

By: /S/ SCOTT T. MACOMBER Scott T. Macomber Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2005.

Signature	Title

/S/ SCOTT T. MACOMBER Scott T. Macomber	Executive Vice President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)
/S/ JOHN P. HART John P. Hart	Vice President, Corporate Controller (Principal Accounting Officer)
/S/ ROBERT J. KELLY Robert J. Kelly	Presiding Director
/S/ R. JUDD JESSUP R. Judd Jessup	Director
/S/ SCOTT H. KIRK Scott H. Kirk, M.D.	Director
/S/ STEVEN V. NAPOLITANO Steven V. Napolitano	Director
/S/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director