Form 10-Q
period 2005-03-31
NOVAMED INC
filed 2005-05-13
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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
Yes  No ☒

As of May 6, 2005, there were outstanding 21,493,527 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2005

Part I
Item 1.
NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
ASSETS	2005	2004
Current assets:	(unaudited)
Cash and cash equivalents	$1,255	$500
Accounts receivable, net of allowances of $10,803 and $10,083, respectively	11,542	10,237
Notes and amounts due from related parties	570	719
Inventory	1,691	1,518
Other current assets	990	1,182
Total current assets	16,048	14,156
Property and equipment, net	9,184	8,110
Intangible assets, net	58,402	51,421
Noncurrent deferred tax assets, net	1,657	2,248
Other assets, net	1,092	1,052
Total assets	$86,383	$76,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,279	$4,848
Accrued expenses and income taxes payable	2,708	3,168
Current maturities of long-term debt	310	274
Current liabilities of discontinued operations	215	246
Total current liabilities	9,512	8,536
Long-term debt, net of current maturities	12,184	5,314
Minority interests	8,696	8,516
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,749,671 and 25,649,921 shares issued at March 31, 2005 and December 31, 2004, respectively	258	256
Additional paid-in-capital	80,025	79,710
Accumulated deficit	(17,828)	(19,182)
Treasury stock, at cost, 4,257,461 and 4,208,743 shares at March 31, 2005 and December 31, 2004, respectively	(6,464)	(6,163)
Total stockholders’ equity	55,991	54,621
Total liabilities and stockholders’ equity	$86,383	$76,987

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2005	2004
Net revenue:
Surgical facilities	$13,638	$9,349
Product sales and other	4,863	4,876
Total net revenue	18,501	14,225

Operating expenses:
Salaries, wages and benefits	6,052	5,078
Cost of sales and medical supplies	4,478	3,518
Selling, general and administrative	3,878	3,154
Depreciation and amortization	583	676
Total operating expenses	14,991	12,426

Operating income	3,510	1,799

Minority interests in earnings of consolidated entities	1,532	753
Earnings of non-consolidated affiliate	(61)	—
Other (income) expense, net	(15)	(200)
Income before income taxes	2,054	1,246
Income tax provision	822	499
Net income from continuing operations	1,232	747
Net income from discontinued operations	122	594
Net income	$1,354	$1,341

Basic earnings per common share:
Income from continuing operations	$0.05	$0.03
Income from discontinued operations	0.01	0.03
Net income	$0.06	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.03
Income from discontinued operations	0.01	0.03
Net income	$0.06	$0.06

Weighted average common shares outstanding	21,482	21,228
Dilutive effect of employee stock options	2,281	2,021
Diluted weighted average common shares outstanding	23,763	23,249

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$1,232	$747
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	583	676
Current and deferred taxes	822	499
Earnings of non-consolidated affiliate	(61)	—
Gain on sale of minority interests	—	(190)
Minority interests	1,532	753
Distributions to minority partners	(1,862)	(928)
Changes in operating assets and liabilities—
Accounts receivable	(995)	(2,158)
Inventory	(97)	127
Other current assets	216	112
Accounts payable and accrued expenses	683	814
Other noncurrent assets	41	53
Net cash provided by operating activities	2,094	505

Cash flows from investing activities:
Payments for acquisitions, net	(7,709)	—
Proceeds from sale of minority interests	—	970
Purchases of property and equipment	(748)	(496)
Proceeds from sale of property and equipment	22	121
Other	40	—
Net cash (used in) provided by investing activities	(8,395)	595

Cash flows from financing activities:
Borrowings under revolving line of credit	14,100	—
Payments under revolving line of credit	(7,100)	—
Proceeds from the issuance of common stock	200	225
Payments of other debt, debt issuance fees and capital lease obligations	(165)	(14)
Net cash provided by financing activities	7,035	211

Cash flows from discontinued operations:
Operating activities	(31)	(241)
Investing activities	52	162
Net cash provided by (used in) discontinued operations	21	(79)

Net increase in cash and cash equivalents	755	1,232
Cash and cash equivalents, beginning of period	500	11,801
Cash and cash equivalents, end of period	$1,255	$13,033

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Dollars in thousands, except per share data; unaudited)

1.  BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2004, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Three months ended March 31,
	2005	2004
Supplemental cash information:
Interest paid	$90	$17
Income taxes paid	30	1
Income tax refunds received	(21)	(15)

During the first quarter of 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon for all eight lasers, the Company established a reserve for $237 which is evaluated quarterly and adjusted as necessary. During the first quarter of 2005, approximately $37 of the initial reserve was reversed and included in other income.

Non cash investing and financing activities:

During the first quarter of 2005, the Company received 31,200 shares of its common stock from a former affiliated physician as final settlement of a lawsuit. Treasury shares were recorded at $197 and this amount was reported as income from discontinued operations. The Company also received 17,518 shares of its common stock to repay $104 of outstanding notes receivable from one of its divestiture transactions.

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
March 31, 2005
(Dollars in thousands, except per share data; unaudited)

3.  INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2004	$45,005	$5,475	$941	$51,421	$—
Acquisitions	3,351	—	—	3,351	107
Purchase option buyout	3,600	—	—	3,600	—
Purchase price adjustments	(77)	—	—	(77)	—
Amortization	—	—	—	—	—
Balance March 31, 2005	$51,879	$5,475	$941	$58,295	$107

4.  ACQUISITIONS

The Company generally acquires majority equity interests in ambulatory surgery centers (ASCs) through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

On March 18, 2005, the Company acquired a 51% interest in The Cataract Specialty Surgical Center, an ASC located in Berkley, MI for $4,000, of which the Company allocated $3,351 to goodwill. The acquisition was funded from the Company’s credit facility.

Effective March 25, 2005, the Company entered into an Option Purchase Agreement with its two physician-partners in its Overland Park, KS ASC. These physician-partners had previously given notice of their intent to exercise an option to purchase all of the Company’s interest in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, the Company purchased this option from these physician-partners for an aggregate sum of $3,600, with $1,800 payable to each physician-partner. As a result of this transaction, the option was terminated and the Company has retained its 51% interest in this ASC.

5.  DISCONTINUED OPERATIONS

During the first quarter of 2005 the Company received 31,200 shares of its common stock as settlement of a dispute related to liquidating damages due the Company from a former affiliated physician. The value of these shares as of the settlement date is reported as income from discontinued operations.

During the first quarter of 2004 a former affiliated physician repaid a note secured by shares of the Company’s stock by tendering such shares to the Company. (For additional information regarding the note please refer to Note 2 above and the Company’s 2004 Annual Report on Form 10K — Note 17 “Related Party Transactions.”) When the Company adopted its Plan of Discontinued Operations and Restructuring the market value of the shares with which the loan was secured was significantly below the value of the note. Included in the initial discontinued operations charge was the establishment of a valuation allowance against the note to adjust it to its secured value based on the then current market value of the collateral shares. When shares were tendered in repayment of the note, the market value of the shares exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2005
(Dollars in thousands, except per share data; unaudited)

The discontinued operations reserve balance was $215 and $246 at March 31, 2005 and December 31, 2004, respectively. The reserve is for remaining lease commitments expiring July 2005 and other costs from exiting the physician practice management business. The operating results of discontinued operations are summarized below.

	Three months ended March 31,
	2005	2004
Net revenue	$—	$—
Litigation settlement	197	—
Reverse valuation allowance	—	958
Income before income taxes	197	958
Income tax provision	75	364
Net income per statement of operations	$122	$594

6.  RESTRUCTURING RESERVES

Commitments under restructuring reserves expire through May 2005. The following represents activity during the first three months of 2005:

	Reserve at December 31, 2004	Charges Utilized	Reserve at March 31, 2005

Lease commitments	$25	$(12)	$13
Other	13	(1)	12
Total reserve balance	$38	$(13)	$25

7.  OTHER (INCOME) EXPENSE

	Three months ended March 31,
	2005	2004
Interest expense	$114	$29
Interest income	(12)	(33)
Gain on sale of minority interests	—	(190)
Other, net	(117)	(6)
Other (income) expense, net	$(15)	$(200)

During the first quarter of 2004 the Company sold a 22.5% minority interest in its Chattanooga, TN ASC to four physicians and sold an additional 10% interest in its New Albany, IN ASC to an affiliate of its existing minority partners, thereby increasing minority ownership in this ASC to 30%. These two transactions resulted in a net gain on the sale of minority interest of $190 in the first quarter of 2004.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2005
(Dollars in thousands, except per share data; unaudited)

8.  REVOLVING CREDIT FACILITY

At March 31, 2005, the Company had $12,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The maximum commitment available under the Company’s credit facility that expires June 30, 2008 is $50,000. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility are payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

The Company has an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $175 that expires on March 31, 2006.

9.  STOCK BASED COMPENSATION

As discussed in Note 2 to the Company’s 2004 financial statements on Form 10-K, the Company had planned to adopt a new accounting standard regarding its accounting for stock based compensation effective July 1, 2005. During April 2005 the Securities and Exchange Commission deferred the implementation date of this accounting standard. As a result, the Company now plans to adopt the new accounting standard effective January 1, 2006. Until that date the Company will continue to follow its current policy in accounting for its stock-based compensation, as discussed below.

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. During the first quarter of 2005 the Company granted its employees options to purchase 42,000 shares with an average exercise price of $6.58 per share. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended March 31,
	2005	2004
Net income - as reported	$1,354	$1,341
Deduct: Total stock based compensation expense, net of related tax effects	(180)	(378)
Pro forma net income	$1,174	$963

Earnings per share:
Basic — as reported	$0.06	$0.06
Basic — pro forma	$0.05	$0.05
Diluted — as reported	$0.06	$0.06
Diluted — pro forma	$0.05	$0.04

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2005
(Dollars in thousands, except per share data; unaudited)

10.  OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2005 and 2004:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2005
Net revenue	$13,638	$3,021	$1,842	$—	$18,501
Earnings (loss) before taxes	2,575	592	161	(1,274)	2,054
Depreciation and amortization	447	42	26	68	583
Interest income	7	—	—	5	12
Interest expense	4	—	—	110	114
Capital expenditures	591	65	58	34	748
Accounts receivable	6,147	4,625	634	136	11,542
Identifiable assets	68,092	11,589	1,854	4,848	86,383

Three months ended March 31, 2004
Net revenue	$9,349	$2,798	$2,078	$—	$14,225
Earnings (loss) before taxes	2,037	613	182	(1,586)	1,246
Depreciation and amortization	461	54	33	128	676
Interest income	—	—	—	33	33
Interest expense	1	—	—	28	29
Capital expenditures	400	43	20	33	496
Accounts receivable	4,265	4,437	1,546	219	10,467
Identifiable assets	31,034	11,383	2,854	19,854	65,125

11.  SUBSEQUENT EVENTS

Effective April 1, 2005, the Company sold a 26% minority interest in its wholly owned ASC located in Columbus, GA to eleven physicians. Also effective April 1, 2005, the Company sold a 29% interest in its Richmond, VA ASC to two physicians, increasing the minority ownership of this ASC to 49%.

On April 22, 2005 the Company entered into a definitive agreement to acquire a 51% interest in the Colorado Outpatient Eye Surgery Center located in Denver, CO. The Company expects to complete this acquisition in May 2005.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 15 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of March 31, 2005, we owned and operated 26 ASCs of which 22 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

First Quarter 2005 Financial Highlights:

•	Consolidated revenue increased 30.1% to $18.5 million. Surgical facilities revenue increased 45.9% to $13.6 million (same-facility surgical revenue increased 6.9% to $10.0 million).
•	Operating income increased 95.1% to $3.5 million.
•	Acquired a majority interest in an ASC in Berkley, MI for $4.0 million and purchased a buy-out option in our Overland Park, KS ASC for $3.6 million.

As previously announced, Stephen J. Winjum, our Chairman, President and Chief Executive Officer, died unexpectedly on March 30, 2005. We have retained an executive search firm to conduct a search for a new chief executive officer.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended March 31,
	2005	2004
Net Revenue:
Surgical facilities	73.7%	65.7%
Product sales and other	26.3	34.3
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.7	35.7
Cost of sales and medical supplies	24.2	24.7
Selling, general and administrative	21.0	22.2
Depreciation and amortization	3.1	4.8
Total operating expenses	81.0	87.4

Operating income	19.0	12.6

Minority interests in earnings of consolidated entities	8.3	5.3
Other (income) expense	(0.4)	(1.4)

Income before income taxes	11.1	8.7
Income tax provision	4.4	3.5
Net income from continuing operations	6.7	5.2
Net income from discontinued operations	0.6	4.2
Net income	7.3%	9.4%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Revenue

Consolidated. Total net revenue increased 30.1% from $14.2 million to $18.5 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2005 and 2004. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 45.9% from $9.3 million to $13.6 million. This increase was primarily the result of $3.6 million of net revenue from ASCs acquired or developed after January 1, 2004 (“new ASCs”) and a $0.6 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 6.2% increase in the number of same-facility procedures performed.

	Three Months Ended March 31,		Increase
Dollars in thousands	2005	2004	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$9,992	$9,349	$643
# of procedures	12,345	11,625	720

New ASCs:
Net revenue	$3,646	$—	$3,646
# of procedures	5,276	—	5,276

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue remained relatively flat as compared to the prior year quarter. Net revenue from our ophthalmology practice decreased $0.2 million, or 12.0%, from 2004 primarily due to the divestiture of one of our practice locations in Chattanooga, TN. The decrease was offset by a $0.2 million increase in revenue at our marketing products and services business attributable to the addition of marketing consulting services associated with the acquisition of a complementary business in the first quarter of 2005.

	Three Months Ended March 31,		Increase
Dollars in thousands	2005	2004	(Decrease)
Product Sales:
Optical laboratories	$1,286	$1,314	$(28)
Optical products purchasing organization	594	577	17
Marketing products and services	649	459	190
Optometric practice/retail store	492	448	44
	3,021	2,798	223
Other:
Ophthalmology practice	1,735	1,971	(236)
Other	107	107	—
	1,842	2,078	(236)

Total Net Product Sales and Other Revenue	$4,863	$4,876	$(13)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 19.2% from $5.1 million to $6.1 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 35.7% to 32.7% primarily due to minimal increases in corporate staffing necessary to service the new ASCs. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 43.7% from $2.0 million to $2.9 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments remained flat at $1.9 million. An increase in expense at our marketing products and services business associated with the addition of new marketing consulting services was offset by a decrease in expense at our ophthalmology practice due to the divestiture of our practice location in Chattanooga, TN.

Corporate. Salaries, wages and benefits expense increased 7.3% to $1.3 million from $1.2 million. The increase was primarily due to additional employees required to service the new ASCs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 27.3% from $3.5 million to $4.5 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.7% to 24.2%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 40.5% from $2.3 million to $3.2 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 3.2% from $1.2 million to $1.3 million.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 23.0% from $3.2 million to $3.9 million. As a percentage of net revenue, selling, general and administrative expense decreased from 22.2% to 21.0%. The percentage decrease is primarily due to minimal increases in corporate overhead expenses necessary to service the new ASCs. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 47.3% from $2.0 million to $3.0 million. The increase is due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense decreased 83.1% from $0.3 million to $48,000. This decrease was primarily due to increased management fees and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Fees charged to our new ASCs accounted for the majority of the decrease. This decrease was partially offset by increased costs associated with being a public company due to our efforts to comply with section 404 of the Sarbanes-Oxley Act. We expect to continue to incur costs associated with being a public company throughout 2005 and in future years.

Depreciation and Amortization. Depreciation and amortization expense decreased from $0.7 million to $0.6 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales and corporate segments.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $1.5 million in 2005 as compared to $0.8 million in 2004. Of this increase, 81.1% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities in the first quarter of 2005 generated $2.1 million in cash flow from continuing operations compared to $0.5 million in the comparable 2004 period. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners.

Investing activities in the first quarter of 2005 resulted in negative cash flow of $8.4 million. Investing activities included the acquisition of one ASC for $4.0 million, the buy-out of the Overland Park option for $3.6 million and the purchase of property and equipment for $0.8 million.

Cash flows from financing activities in the first quarter of 2005 included $7.0 million of net borrowings under our credit facility and $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. At March 31, 2005, we had $12.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. The maximum commitment available under our credit facility that expires June 30, 2008 is $50.0 million. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility are payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

As of March 31, 2005, we had cash and cash equivalents of $1.3 million and working capital of $6.5 million.

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

We are a party to option agreements with three physicians pursuant to which the physicians have the right to purchase or sell equity interests in three of our ASCs. These are summarized as follows:

o	One of our former affiliated physicians who owns a 5% interest in our River Forest, IL ASC has the option to acquire an additional 5% interest, exercisable on or before July 1, 2005;
o	One of our existing physician-partners who owns a 30% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2006; and
o
Two of our existing physician-partners who own a 64% interest in our New Albany, IN pain management ASC have the right to sell us a 15% interest in the ASC in November 2005. We have a corresponding right to purchase a 15% interest in the ASC in September 2005.

Effective March 25, 2005, we entered into an Option Purchase Agreement with our two physician-partners in our Overland Park, KS ASC. These physician-partners had previously given us notice of their intent to exercise an option to purchase all of our interests in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, we purchased this option from our physician-partners for an aggregate sum of $3.6 million, with $1.8 million payable to each physician-partner. As of result of this transaction, the option was terminated and we have retained our 51% interest in this ASC.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain "forward-looking statements" that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 20050 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: : our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; our ability to replace Stephen J. Winjum, our President, Chief Executive Officer and Chairman of the Board, who died unexpectedly on March 30, 2005; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 4. Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Vice President and Chief Financial Officer, who is currently performing similar functions to a principal executive officer and who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on his evaluation, and subject to the foregoing, our Executive Vice President and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report, in all material respects, to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.    Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

1/01/2005 - 1/31/2005	6,017	$5.84	None	None
3/01/2005 - 3/31/2005	42,701	$6.23	None	None

(1) The Company received 31,200 of these shares of its common stock as settlement of a lawsuit, and 17,518 shares from an affiliated physician to repay a note receivable.

Item 6. Exhibits

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

NOVAMED, INC.

Date: May 13, 2005	By:	/s/ Scott T. Macomber
Scott T. Macomber
Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)

Date: May 13, 2005	By:	/s/ John P. Hart
John P. Hart
Vice President, Corporate Controller (as principal accounting officer)