Form 10-Q
period 2005-06-30
NOVAMED INC
filed 2005-08-12
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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
Yes ☐ No ☒

As of August 5, 2005, there were outstanding 21,983,327 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2005

Part I
Item 1.
NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS	June 30, 2005	December 31, 2004
Current assets:	(unaudited)
Cash and cash equivalents	$2,505	$500
Accounts receivable, net of allowances of $11,928 and $10,083, respectively	12,370	10,237
Notes and amounts due from related parties	541	719
Inventory	1,737	1,518
Other current assets	1,288	1,182
Total current assets	18,441	14,156
Property and equipment, net	9,675	8,110
Intangible assets, net	60,605	51,421
Noncurrent deferred tax assets, net	1,125	2,248
Other assets, net	1,090	1,052
Total assets	$90,936	$76,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,060	$4,848
Accrued expenses and income taxes payable	3,503	3,168
Current maturities of long-term debt	360	274
Current liabilities of discontinued operations	134	246
Total current liabilities	10,057	8,536
Long-term debt, net of current maturities	13,386	5,314
Minority interests	9,709	8,516
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 25,879,838 and 25,649,921 shares issued at June 30, 2005 and December 31, 2004, respectively	259	256
Additional paid-in-capital	80,438	79,710
Accumulated deficit	(16,449)	(19,182)
Treasury stock, at cost, 4,257,461 and 4,208,743 shares at June 30, 2005 and December 31, 2004, respectively	(6,464)	(6,163)
Total stockholders’ equity	57,784	54,621
Total liabilities and stockholders’ equity	$90,936	$76,987

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue:
Surgical facilities	$15,299	$11,143	$28,937	$20,492
Product sales and other	5,350	4,334	10,213	9,211
Total net revenue	20,649	15,477	39,150	29,703

Operating expenses:
Salaries, wages and benefits	6,142	5,225	12,194	10,303
Cost of sales and medical supplies	5,004	3,719	9,482	7,238
Selling, general and administrative	4,722	3,358	8,600	6,512
Depreciation and amortization	558	640	1,141	1,316
Total operating expenses	16,426	12,942	31,417	25,369

Operating income	4,223	2,535	7,733	4,334

Minority interests in earnings of consolidated entities	1,906	1,177	3,438	1,930
Other (income) expense, net	20	(22)	(56)	(222)
Income before income taxes	2,297	1,380	4,351	2,626
Income tax provision	918	552	1,740	1,050
Net income from continuing operations	1,379	828	2,611	1,576
Net income from discontinued operations	—	—	122	594
Net income	$1,379	$828	$2,733	$2,170

Basic earnings per common share:
Income from continuing operations	$0.06	$0.04	$0.12	$0.07
Income from discontinued operations	—	—	0.01	0.03
Net income	$0.06	$0.04	$0.13	$0.10

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.04	$0.11	$0.07
Income from discontinued operations	—	—	0.01	0.03
Net income	$0.06	$0.04	$0.12	$0.10

Weighted average common shares outstanding	21,545	21,018	21,514	21,123
Dilutive effect of employee stock options	1,991	1,815	2,136	1,918
Diluted weighted average common shares outstanding	23,536	22,833	23,650	23,041

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$2,611	$1,576
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	1,141	1,316
Current and deferred taxes	1,740	1,050
Earnings of non-consolidated affiliate	(100)	—
Gain on sale of minority interests	(36)	(163)
Minority interests	3,438	1,930
Distributions to minority partners	(3,447)	(1,831)
Changes in operating assets and liabilities—
Accounts receivable	(1,597)	(2,544)
Inventory	(143)	118
Other current assets	(106)	(157)
Accounts payable and accrued expenses	906	821
Other noncurrent assets	52	61
Net cash provided by operating activities	4,459	2,177

Cash flows from investing activities:
Payments for acquisitions, net	(9,939)	(8,133)
Proceeds from sale of minority interests	749	1,048
Purchases of property and equipment	(1,446)	(1,069)
Proceeds from sale of property and equipment	22	121
Other	40	74
Net cash used in investing activities	(10,574)	(7,959)

Cash flows from financing activities:
Borrowings under revolving line of credit	21,000	—
Payments under revolving line of credit	(13,000)	—
Proceeds from the issuance of common stock	343	294
Payments of other debt, debt issuance fees and capital lease obligations	(240)	(52)
Net cash provided by financing activities	8,103	242

Cash flows from discontinued operations:
Operating activities	(50)	(342)
Investing activities	67	351
Net cash provided by discontinued operations	17	9

Net increase (decrease) in cash and cash equivalents	2,005	(5,531)
Cash and cash equivalents, beginning of period	500	11,801
Cash and cash equivalents, end of period	$2,505	$6,270

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Dollars in thousands, except per share data; unaudited)

1.  BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2004, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:
	Six months ended June 30,
	2005	2004
Interest paid	$227	$32
Income taxes paid	270	48
Income tax refunds received	(21)	(18)

During the first quarter of 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon for all eight lasers, the Company established a reserve for $237 which is evaluated quarterly and adjusted as necessary. During the first six months of 2005, approximately $65 of the initial reserve was reversed and included in other income.

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
June 30, 2005
(Dollars in thousands, except per share data; unaudited)

3.  INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2004	$45,005	$5,475	$941	$51,421	$—
Acquisitions	5,517	—	—	5,517	108
Purchase option buyout	3,602	—	—	3,602	—
Purchase price adjustments	(43)	—	—	(43)	—
Amortization	—	—	—	—	—
Balance June 30, 2005	$54,081	$5,475	$941	$60,497	$108

4.  ACQUISITIONS

The Company generally acquires majority equity interests in ambulatory surgery centers (ASCs) through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

On March 18, 2005, the Company acquired a 51% interest in The Cataract Specialty Surgical Center, an ASC located in Berkley, MI for approximately $4,000, of which the Company allocated $3,374 to goodwill. The acquisition was funded from the Company’s credit facility.

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

On May 16, 2005, the Company acquired a 51% interest in the Colorado Outpatient Eye Surgery Center, an ASC located in Denver, CO for approximately $2,200, of which the Company allocated $2,143 to goodwill. The acquisition was funded from the Company’s credit facility.

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
June 30, 2005
(Dollars in thousands, except per share data; unaudited)

exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations.

The discontinued operations reserve balance was $134 and $246 at June 30, 2005 and December 31, 2004, respectively. The reserve is for remaining lease commitments expiring July 2005 and other costs from exiting the physician practice management business. The operating results of discontinued operations are summarized below.

	Six months ended June 30,
	2005	2004
Net revenue	$—	$—
Litigation settlement	197	—
Reverse valuation allowance	—	958
Income before income taxes	197	958
Income tax provision	75	364
Net income per statement of operations	$122	$594

6.  OTHER (INCOME) EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest expense	$197	$27	$311	$56
Interest income	(4)	(21)	(16)	(54)
Earnings of non-consolidated affiliate	(39)	—	(100)
(Gain) loss on sale of minority interests	(36)	27	(36)	(163)
Other, net	(98)	(55)	(215)	(61)
Other (income) expense, net	$20	$(22)	$(56)	$(222)

During the second quarter of 2005 the Company sold a 26% minority interest in its Columbus, GA ASC to eleven physicians and sold a 29% minority interest in its Richmond, VA ASC to two physicians, increasing the minority ownership in this ASC to 49%.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2005
(Dollars in thousands, except per share data; unaudited)

7.  REVOLVING CREDIT FACILITY

At June 30, 2005, the Company had $13,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The maximum commitment available under the Company’s credit facility that expires June 30, 2008 is $50,000. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility are payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

The Company has an outstanding letter of credit issued to one of its optical products buying group vendors in the amount of $175 that expires on March 31, 2006.

8.  STOCK BASED COMPENSATION

As discussed in Note 2 to the Company’s 2004 financial statements on Form 10-K, the Company had planned to adopt a new accounting standard regarding its accounting for stock based compensation effective July 1, 2005. In April 2005 the Securities and Exchange Commission deferred the implementation date of this accounting standard. As a result, the Company now plans to adopt the new accounting standard effective January 1, 2006. Until that date the Company will continue to follow its current policy in accounting for its stock-based compensation, as discussed below.

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. During the first quarter of 2005, the Company granted its employees options to purchase 42,000 shares with an average exercise price of $6.58 per share. During the second quarter of 2005, the Company granted its employees options to purchase 442,500 shares and granted its five outside directors options to purchase 75,000 shares, all with an exercise price of $5.96 per share. Also during the second quarter, options to acquire 100,000 shares were granted to Robert J. Kelly as compensation for his role as Presiding Director. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income - as reported	$1,379	$828	$2,733	$2,170
Deduct: Total stock based compensation expense, net of related tax effects	(100)	(176)	(281)	(554)
Pro forma net income	$1,279	$652	$2,452	$1,616

Earnings per share:
Basic — as reported	$0.06	$0.04	$0.13	$0.10
Basic — pro forma	$0.06	$0.03	$0.11	$0.08
Diluted — as reported	$0.06	$0.04	$0.12	$0.10
Diluted — pro forma	$0.05	$0.03	$0.10	$0.07

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2005
(Dollars in thousands, except per share data; unaudited)

9.  OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2005 and 2004:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2005
Net revenue	$15,299	$3,500	$1,850	$—	$20,649
Earnings (loss) before taxes	2,815	758	168	(1,444)	2,297
Depreciation and amortization	415	47	28	68	558
Interest income	2	—	—	2	4
Interest expense	8	—	—	189	197
Capital expenditures	578	113	1	6	698
Accounts receivable	6,418	5,217	589	146	12,370
Identifiable assets	71,649	12,197	1,775	5,315	90,936

Three months ended June 30, 2004
Net revenue	$11,143	$2,653	$1,681	$—	$15,477
Earnings (loss) before taxes	2,274	501	83	(1,478)	1,380
Depreciation and amortization	461	46	28	105	640
Interest income	1	—	—	20	21
Interest expense	1	—	—	26	27
Capital expenditures	510	26	—	37	573
Accounts receivable	5,435	4,588	1,104	140	11,267
Identifiable assets	40,752	11,443	2,355	12,163	66,713

Six months ended June 30, 2005
Net revenue	$28,937	$6,521	$3,692	$—	$39,150
Earnings (loss) before taxes	5,390	1,350	329	(2,718)	4,351
Depreciation and amortization	862	89	53	137	1,141
Interest income	9	—	—	7	16
Interest expense	12	—	—	299	311
Capital expenditures	1,169	178	59	40	1,446
Accounts receivable	6,418	5,217	589	146	12,370
Identifiable assets	71,649	12,197	1,775	5,315	90,936

Six months ended June 30, 2004
Net revenue	$20,492	$5,451	$3,760	$—	$29,703
Earnings (loss) before taxes	4,311	1,114	265	(3,064)	2,626
Depreciation and amortization	922	100	61	233	1,316
Interest income	1	—	—	53	54
Interest expense	2	—	—	54	56
Capital expenditures	910	69	20	70	1,069
Accounts receivable	5,435	4,588	1,104	140	11,267
Identifiable assets	40,752	11,443	2,355	12,163	66,713

10.  SUBSEQUENT EVENTS

On August 4, 2005, the estate of Stephen J. Winjum exercised options to acquire 383,749 shares, which included 240,000 options that were to expire on August 21, 2005. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 129,180 shares of the Company’s stock that the estate owns to fund the $994,683 aggregate option exercise price. The Company will retire these shares into treasury. In addition, per the terms of the stock incentive plans, 3,692 of the exercised shares were retained by the Company to fund the applicable withholding taxes. These shares will remain available for future issuance under the Company’s stock incentive plans.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 19 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of June 30, 2005, we owned and operated 27 ASCs of which 24 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated revenue increased 31.8% to $39.2 million. Surgical facilities revenue increased 41.2% to $28.9 million (same-facility surgical revenue increased 5.2% to $20.7 million).
•	Operating income increased 78.4% to $7.7 million.
•
Acquired a majority interest in two ASCs for $6.2 million and purchased a buy-out option in our Overland Park, KS ASC for $3.6 million. Also sold a 26% and 29% minority interest in our Columbus, GA and Richmond, VA ASCs, respectively, resulting in cash proceeds of $0.7 million.

As previously announced, Stephen J. Winjum, our Chairman, President and Chief Executive Officer, died unexpectedly on March 30, 2005. We have retained an executive search firm to conduct a search for a new chief executive officer.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Revenue:
Surgical facilities	74.1%	72.0%	73.9%	69.0%
Product sales and other	25.9	28.0	26.1	31.0
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	29.7	33.8	31.1	34.7
Cost of sales and medical supplies	24.2	24.0	24.2	24.4
Selling, general and administrative	22.9	21.7	22.0	21.9
Depreciation and amortization	2.7	4.1	2.9	4.4
Total operating expenses	79.5	83.6	80.2	85.4

Operating income	20.5	16.4	19.8	14.6

Minority interests in earnings of consolidated entities	9.2	7.6	8.8	6.5
Other (income) expense	0.2	(0.1)	(0.1)	(0.7)
Income before income taxes	11.1	8.9	11.1	8.8
Income tax provision	4.4	3.6	4.4	3.5
Net income from continuing operations	6.7	5.3	6.7	5.3
Net income from discontinued operations	—	—	0.3	2.0
Net income	6.7%	5.3%	7.0%	7.3%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net Revenue

Consolidated. Total net revenue increased 33.4% from $15.5 million to $20.6 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2005 and 2004. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 37.3% from $11.1 million to $15.3 million. This increase was primarily the result of $3.7 million of net revenue from ASCs acquired or developed after April 1, 2004 (“new ASCs”) and a $0.5 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 1.6% increase in the number of same-facility procedures performed.

	Three Months Ended June 30,		Increase
Dollars in thousands	2005	2004	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$11,536	$11,033	$503
# of procedures	14,058	13,830	228

New ASCs:
Net revenue	$3,763	$110	$3,653
# of procedures	5,005	118	4,887

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 23.4% from $4.3 million to $5.4 million. Net revenue at our marketing products and services business increased $0.7 million. This increase is due to the addition of marketing consulting services associated with the acquisition of a complementary business in the first quarter of 2005 and increased services provided to medical device manufacturers. Net revenue from our ophthalmology practice increased $0.2 million primarily due to an increase in the number of patient visits.

	Three Months Ended June 30,		Increase
Dollars in thousands	2005	2004	(Decrease)

Product Sales:
Optical laboratories	$1,371	$1,258	$113
Optical products purchasing organization	579	556	23
Marketing products and services	1,067	401	666
Optometric practice/retail store	483	438	45
	3,500	2,653	847
Other:
Ophthalmology practice	1,740	1,574	166
Other	110	107	3
	1,850	1,681	169

Total Net Product Sales and Other Revenue	$5,350	$4,334	$1,016

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 17.3% from $5.2 million to $6.1 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 33.8% to 29.7% primarily due to minimal increases in corporate staffing necessary to service the new ASCs. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 36.6% from $2.3 million to $3.2 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 14.2% from $1.7 million to $1.9 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

Corporate. Salaries, wages and benefits expense decreased 14.9% from $1.2 million to $1.0 million. The decrease was primarily due to the vacancy of the CEO position and related incentive accrual reductions partially offset by additional employees required to service the new ASCs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 34.6% from $3.7 million to $5.0 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.0% to 24.2%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 34.9% from $2.6 million to $3.5 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 33.6% from $1.2 million to $1.5 million primarily due to costs associated with increased orders for marketing products within our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 40.6% from $3.4 million to $4.7 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.7% to 22.9% primarily due to incremental costs associated with the CEO. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 53.0% from $2.3 million to $3.5 million. The increase is due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased 3.9% from $0.8 to $0.9 million primarily due to the revenue increase within our marketing products and services business.

Corporate. Corporate selling, general and administrative expense increased 51.7% from $0.3 million to $0.4 million. This increase was primarily due to incremental costs associated with the CEO search and increased costs associated with being a public company due to our efforts to comply with section 404 of the Sarbanes-Oxley Act. We expect to continue to incur costs associated with being a public company throughout 2005 and in future years. This increase was partially offset by increased management fees and billing/collections fees charged to the operating segments for services rendered by our corporate personnel.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $0.6 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales and corporate segments.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs increased from $1.2 million to $1.9 million. Of this increase, 89.8% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Revenue

Consolidated. Total net revenue increased 31.8% from $29.7 million to $39.2 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2005 and 2004. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 41.2% from $20.5 million to $28.9 million. This increase was primarily the result of $7.4 million of net revenue from ASCs acquired or developed after January 1, 2004 (“new ASCs”) and a $1.0 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 2.9% increase in the number of same-facility procedures performed.

	Six Months Ended June 30,		Increase
Dollars in thousands	2005	2004	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$20,736	$19,713	$1,023
# of procedures	25,445	24,723	722

New ASCs:
Net revenue	$8,201	$779	$7,422
# of procedures	11,239	850	10,389

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 10.9% from $9.2 million to $10.2 million. Net revenue at our marketing products and services business increased $0.9 million. This increase is due to the addition of marketing consulting services associated with the acquisition of a complementary business in the first quarter of 2005 and increased services provided to medical device manufacturers.

	Six Months Ended June 30,		Increase
Dollars in thousands	2005	2004	(Decrease)

Product Sales:
Optical laboratories	$2,657	$2,572	$85
Optical products purchasing organization	1,173	1,133	40
Marketing products and services	1,716	860	856
Optometric practice/retail store	975	886	89
	6,521	5,451	1,070
Other:
Ophthalmology practice	3,475	3,545	(70)
Other	217	215	2
	3,692	3,760	(68)

Total Net Product Sales and Other Revenue	$10,213	$9,211	$1,002

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 18.4% from $10.3 million to $12.2 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 34.7% to 31.1% primarily due to minimal increases in corporate staffing necessary to service the new ASCs. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 39.8% from $4.3 million to $6.0 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 7.3% from $3.6 million to $3.9 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

Corporate. Salaries, wages and benefits expense decreased 3.8% from $2.4 million to $2.3 million. The decrease was primarily due to the vacancy of the CEO position and related incentive accrual reductions partially offset by additional employees required to service the new ASCs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 31.0% from $7.2 million to $9.5 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.4% to 24.2%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 37.5% from $4.9 million to $6.7 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 17.7% from $2.4 million to $2.8 million primarily due to costs associated with increased orders for marketing products within our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 32.1% from $6.5 million to $8.6 million. As a percentage of net revenue, selling, general and administrative expense increased from 21.9% to 22.0% primarily due to incremental costs associated with the CEO search. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 50.3% from $4.3 million to $6.4 million. The increase is due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $1.7 million.

Corporate. Corporate selling, general and administrative expense decreased 19.5% from $0.5 million to $0.4 million. The decrease was primarily due to increased management fees and billing/collections fees charged to the operating segments for services rendered by our corporate personnel partially offset by incremental costs associated with the CEO search and costs associated with being a public company due to our efforts to comply with section 404 of the Sarbanes-Oxley Act. We expect to continue to incur costs associated with being a public company throughout 2005 and in future years.

Depreciation and Amortization. Depreciation and amortization expense decreased 13.3% from $1.3 million to $1.1 million primarily due to assets becoming fully depreciated within our same-facility ASCs and corporate segment. This decrease was partially offset by depreciation associated with our new ASCs.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs increased from $1.9 million to $3.4 million. Of this increase, 85.3% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities in the first six months of 2005 generated $4.5 million in cash flow from continuing operations compared to $2.2 million in the comparable 2004 period. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners.

Investing activities in the first six months of 2005 resulted in negative cash flow of $10.6 million. Investing activities included the acquisition of two ASCs for $6.3 million, the buy-out of the Overland Park option for $3.6 million and the purchase of property and equipment for $1.4 million. These expenditures were partially offset by the receipt of $0.7 million relating to the sale of minority interests in two ASCs during the second quarter of 2005.

Cash flows from financing activities in the first six months of 2005 included $8.0 million of net borrowings under our credit facility and $0.3 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. At June 30, 2005, we had $13.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. The maximum commitment available under our credit facility that expires June 30, 2008 is $50.0 million. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility are payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

As of June 30, 2005, we had cash and cash equivalents of $2.5 million and working capital of $8.4 million.

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

We are a party to option agreements with physicians pursuant to which the physicians have the right to purchase or sell equity interests in four of our ASCs. These are summarized as follows:

o
One of our former affiliated physicians who owns a 5% interest in our River Forest, IL ASC has exercised an option to acquire an additional 5% interest in the facility. We completed this transaction effective August 8, 2005;

o	One of our existing physician-partners who owns a 30% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2006;
o	Two of our existing physician-partners who own a 64% interest in our New Albany, IN pain management ASC have the right to sell us a 15% interest in the ASC in November 2005; and
o
We own a 25% interest in our Fort Lauderdale, FL ASC and have an option to acquire an additional 26% interest at anytime between November 16, 2005 and July 16, 2007. If we elect not to exercise this option during this period, then our physician-partner in the facility has the option to purchase our 25% interest in the facility.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain "forward-looking statements" that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2005 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; our ability to replace Stephen J. Winjum, our President, Chief Executive Officer and Chairman of the Board, who died unexpectedly on March 30, 2005; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary; the continued acceptance of laser vision correction and other refractive surgical procedures; and demand for elective surgical procedures generally. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On June 30, 2005, we had $13 million outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.00%, varying upon our ability to meet financial covenants.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Stockholders on June 15, 2005 at which the stockholders voted to elect two Class III directors for a term of three years expiring at our 2008 Annual Meeting of Stockholders and to approve the Company’s 2005 Stock Incentive Plan. Results of the voting were as follows:

Directors	For	Authority Withheld

Scott H. Kirk, M.D.	16,398,956	3,466,356
Steven V. Napolitano	18,742,575	1,122,737

The remaining directors, R. Judd Jessup, Robert J. Kelly and C.A. Lance Piccolo all continued their terms of office as directors of the Company after the 2005 Annual Meeting of Stockholders.

2005 Stock Incentive Plan	For	Against	Abstain

	10,110,250	2,981,239	130,830

Item 6. Exhibits

10.36	2005 Stock Incentive Plan

10.37	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan

10.38	First Amendment to Employment Agreement dated July 15, 2005 with Scott T. Macomber

10.39	First Amendment to Employment Agreement dated July 15, 2005 with E. Michele Vickery

31	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Scott T. Macomber	August 12, 2005
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	August 12, 2005
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)