Form 10-Q
period 2005-09-30
NOVAMED INC
filed 2005-11-14
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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
Yes  ☐    No ☒

As of November 7, 2005, there were outstanding 22,031,227 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Part I
Item 1.
NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
ASSETS	2005	2004
Current assets:	(unaudited)
Cash and cash equivalents	$2,112	$500
Accounts receivable, net of allowances of $12,127 and $10,083, respectively	11,901	10,237
Notes and amounts due from related parties	541	719
Inventory	1,882	1,518
Other current assets	1,359	1,182
Total current assets	17,795	14,156
Property and equipment, net	9,716	8,110
Intangible assets, net	60,491	51,421
Noncurrent deferred tax assets, net	1,093	2,248
Other assets, net	1,052	1,052
Total assets	$90,147	$76,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,816	$4,848
Accrued expenses and income taxes payable	3,850	3,168
Current maturities of long-term debt	330	274
Current liabilities of discontinued operations	122	246
Total current liabilities	10,118	8,536
Long-term debt, net of current maturities	9,432	5,314
Minority interests	9,938	8,516
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 26,396,462 and 25,649,921 shares issued at September 30, 2005 and December 31, 2004, respectively	264	256
Additional paid-in-capital	82,675	79,710
Accumulated deficit	(14,822)	(19,182)
Treasury stock, at cost, 4,386,641 and 4,208,743 shares at September 30, 2005 and December 31, 2004, respectively	(7,458)	(6,163)
Total stockholders’ equity	60,659	54,621
Total liabilities and stockholders’ equity	$90,147	$76,987

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net revenue:
Surgical facilities	$15,626	$12,890	$44,563	$33,382
Product sales and other	5,522	4,504	15,734	13,716
Total net revenue	21,148	17,394	60,297	47,098

Operating expenses:
Salaries, wages and benefits	6,595	5,595	18,789	15,898
Cost of sales and medical supplies	5,054	4,207	14,536	11,444
Selling, general and administrative	4,167	3,620	12,767	10,133
Depreciation and amortization	629	572	1,770	1,888
Total operating expenses	16,445	13,994	47,862	39,363

Operating income	4,703	3,400	12,435	7,735

Minority interests in earnings of consolidated entities	1,940	1,485	5,378	3,415
Other (income) expense, net	51	131	(6)	(91)
Income before income taxes	2,712	1,784	7,063	4,411
Income tax provision	1,085	714	2,825	1,765
Net income from continuing operations	1,627	1,070	4,238	2,646
Net income from discontinued operations	—	—	122	594
Net income	$1,627	$1,070	$4,360	$3,240

Basic earnings per common share:
Income from continuing operations	$0.07	$0.05	$0.20	$0.12
Income from discontinued operations	—	—	—	0.03
Net income	$0.07	$0.05	$0.20	$0.15

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.05	$0.18	$0.12
Income from discontinued operations	—	—	—	0.02
Net income	$0.07	$0.05	$0.18	$0.14

Weighted average common shares outstanding	21,880	21,145	21,637	21,130
Dilutive effect of employee stock options	2,093	1,788	2,122	1,875
Diluted weighted average common shares outstanding	23,973	22,933	23,759	23,005

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$4,238	$2,646
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	1,770	1,888
Current and deferred taxes	2,825	1,654
Earnings of non-consolidated affiliate	(103)	—
Gain on sale of minority interests	(110)	(99)
Minority interests	5,378	3,415
Distributions to minority partners	(5,329)	(2,714)
Changes in operating assets and liabilities—
Accounts receivable	(954)	(2,676)
Inventory	(255)	7
Other current assets	(177)	(278)
Accounts payable and accrued expenses	919	1,489
Other noncurrent assets	66	70
Net cash provided by operating activities	8,268	5,402

Cash flows from investing activities:
Payments for acquisitions, net	(9,939)	(22,203)
Proceeds from sale of minority interests	941	1,138
Purchases of property and equipment	(2,049)	(1,529)
Proceeds from sale of property and equipment	50	121
Other	40	74
Net cash used in investing activities	(10,957)	(22,399)

Cash flows from financing activities:
Borrowings under revolving line of credit	29,000	14,000
Payments under revolving line of credit	(25,000)	(7,000)
Proceeds from the issuance of common stock	605	636
Payments of other debt, debt issuance fees and capital lease obligations	(309)	(71)
Net cash provided by financing activities	4,296	7,565

Cash flows from discontinued operations:
Operating activities	(62)	(455)
Investing activities	67	502
Net cash provided by discontinued operations	5	47

Net increase (decrease) in cash and cash equivalents	1,612	(9,385)
Cash and cash equivalents, beginning of period	500	11,801
Cash and cash equivalents, end of period	$2,112	$2,416

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2004, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:
	Nine months ended September 30,
	2005	2004
Interest paid	$436	$62
Income taxes paid	280	112
Income tax refunds received	(21)	(18)

During the first quarter of 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon for all eight lasers, the Company established a reserve for $237 which is evaluated quarterly and adjusted as necessary. During the first nine months of 2005, approximately $65 of the initial reserve was reversed and included in other income.

Non cash investing and financing activities:

During the third quarter of 2005, the Company received 129,180 shares of its common stock from the estate of Stephen J. Winjum to fund the $995 aggregate option exercise price of 240,000 options due to expire on August 21, 2005. These were recorded as treasury shares.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
(Dollars in thousands, except per share data; unaudited)

3.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2004	$45,005	$5,475	$941	$51,421	$—
Acquisitions	5,511	—	—	5,511	108
Purchase option buyout	3,602	—	—	3,602	—
Purchase price adjustments	(129)	—	—	(129)	—
Amortization	—	—	—	—	(22)
Balance September 30, 2005	$53,989	$5,475	$941	$60,405	$86

4.	ACQUISITIONS

The Company generally acquires majority equity interests in ambulatory surgery centers (ASCs) through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

On March 18, 2005, the Company acquired a 51% interest in The Cataract Specialty Surgical Center, an ASC located in Berkley, MI for approximately $4,000, of which the Company allocated $3,375 to goodwill. The acquisition was funded from the Company’s credit facility.

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

On May 16, 2005, the Company acquired a 51% interest in the Colorado Outpatient Eye Surgery Center, an ASC located in Denver, CO for approximately $2,200, of which the Company allocated $2,136 to goodwill. The acquisition was funded from the Company’s credit facility.

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
September 30, 2005
(Dollars in thousands, except per share data; unaudited)

exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations.

The discontinued operations reserve balance was $122 and $246 at September 30, 2005 and December 31, 2004, respectively. The reserve is for remaining costs from exiting the physician practice management business. The operating results of discontinued operations are summarized below.

	Nine months ended September 30,
	2005	2004
Net revenue	$—	$—
Litigation settlement	197	—
Reverse valuation allowance	—	958
Income before income taxes	197	958
Income tax provision	75	364
Net income per statement of operations	$122	$594

6.	OTHER (INCOME) EXPENSE

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest expense	$188	$76	$500	$132
Interest income	(7)	(14)	(24)	(68)
Earnings of non-consolidated affiliate	(3)	—	(103)	—
(Gain) loss on sale of minority interests	(74)	64	(110)	(99)
Other, net	(53)	5	(269)	(56)
Other (income) expense, net	$51	$131	$(6)	$(91)

During the second quarter of 2005 the Company sold a 26% minority interest in its Columbus, GA ASC to eleven physicians and sold a 29% minority interest in its Richmond, VA ASC to two physicians, increasing the minority ownership in this ASC to 49%. During the third quarter of 2005 the Company sold a 2.5% minority interest in its Columbus, GA ASC to one physician increasing the minority ownership in this ASC to 28.5%. Also during the third quarter of 2005, the Company sold a 5% minority interest in its River Forest, IL ASC to one of its existing partners, increasing his ownership to 10% and increasing total minority ownership in this ASC to 30%.

During the first quarter of 2004 the Company sold a 22.5% minority interest in its Chattanooga, TN ASC to four physicians and sold an additional 10% interest in its New Albany, IN ASC to an affiliate of its existing minority partners, thereby increasing minority ownership in this ASC to 30%. During the second quarter of 2004, the Company sold an additional 8% minority interest in its Chattanooga, TN ASC to a fifth physician increasing minority ownership in this ASC to 30.5%. During the third quarter of 2004 the Company sold a 5% and a 2.5% minority interest in its Chattanooga, TN ASC to two of its existing partners, increasing their minority interest ownership to 10% and 5%, respectively, and increasing total minority ownership interest in this ASC to 38%.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
(Dollars in thousands, except per share data; unaudited)

7.	REVOLVING CREDIT FACILITY

At September 30, 2005, the Company had $9,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The maximum commitment available under the Company’s credit facility that expires June 30, 2008 is $50,000. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. During the first quarter of 2005, the Company granted its employees options to purchase 42,000 shares with an average exercise price of $6.58 per share. During the second quarter of 2005, the Company granted its employees options to purchase 442,500 shares and granted its five outside directors options to purchase 75,000 shares, all with an exercise price of $5.96 per share. Also during the second quarter, options to acquire 100,000 shares were granted to Robert J. Kelly as compensation for his role as Presiding Director with an exercise price of $5.15. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income - as reported	$1,627	$1,070	$4,360	$3,240
Deduct: Total stock based compensation expense, net of related tax effects	(175)	(157)	(456)	(712)
Pro forma net income	$1,452	$913	$3,904	$2,528

Earnings per share:
Basic — as reported	$0.07	$0.05	$0.20	$0.15
Basic — pro forma	$0.07	$0.04	$0.18	$0.12
Diluted — as reported	$0.07	$0.05	$0.18	$0.14
Diluted — pro forma	$0.06	$0.04	$0.16	$0.11

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
(Dollars in thousands, except per share data; unaudited)

9.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2005 and 2004:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2005
Net revenue	$15,626	$3,562	$1,927	$33	$21,148
Earnings (loss) before taxes	2,982	821	176	(1,267)	2,712
Depreciation and amortization	469	67	26	67	629
Interest income	4	—	—	3	7
Interest expense	9	—	—	179	188
Capital expenditures	553	3	21	26	603
Accounts receivable	6,399	4,855	552	95	11,901
Identifiable assets	71,546	11,877	1,746	4,978	90,147

Three months ended September 30, 2004
Net revenue	$12,890	$2,715	$1,789	$—	$17,394
Earnings (loss) before taxes	2,310	545	168	(1,239)	1,784
Depreciation and amortization	417	46	27	82	572
Interest income	2	—	—	12	14
Interest expense	2	—	—	74	76
Capital expenditures	410	15	19	16	460
Accounts receivable	7,423	4,418	869	—	12,710
Identifiable assets	56,123	11,305	2,110	7,843	77,381

Nine months ended September 30, 2005
Net revenue	44,563	10,083	5,618	33	$60,297
Earnings (loss) before taxes	8,372	2,170	505	(3,984)	7,063
Depreciation and amortization	1,332	155	79	204	1,770
Interest income	13	—	—	11	24
Interest expense	22	—	—	478	500
Capital expenditures	1,722	181	80	66	2,049
Accounts receivable	6,399	4,855	552	95	11,901
Identifiable assets	71,546	11,877	1,746	4,978	90,147

Nine months ended September 30, 2004
Net revenue	$33,382	$8,167	$5,549	$—	$47,098
Earnings (loss) before taxes	6,621	1,660	433	(4,303)	4,411
Depreciation and amortization	1,339	146	88	315	1,888
Interest income	3	—	—	65	68
Interest expense	4	—	—	128	132
Capital expenditures	1,321	84	39	85	1,529
Accounts receivable	7,423	4,418	869	—	12,710
Identifiable assets	56,123	11,305	2,110	7,843	77,381

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2005
(Dollars in thousands, except per share data; unaudited)

10.	SUBSEQUENT EVENTS

On October 27, 2005, the Company announced that its Board of Directors had named Thomas S. Hall as President and Chief Executive Officer and appointed Robert J. Kelly to serve as its non-executive Chairman, both effective as of November 14, 2005. Mr. Kelly had been serving as Presiding Director of the Company since March 29, 2005.

Effective November 1, 2005, the Company acquired a 51% majority interest in a multi-specialty ASC located in Whittier, CA and effective November 10, 2005 the Company acquired a 51% majority interest in a urology ASC located in Fremont, NE. The Company funded the $12,200 aggregate purchase price of these two ASCs with existing cash and borrowings under the Company’s credit facility.

Effective November 1, 2005, the Company sold its 80% ownership interest in the St. Joseph, MO ASC to its two existing minority partners. This ASC accounted for less than 2% of the Company’s reported surgical procedures and net income during the nine months ended September 30, 2005.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 19 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of September 30, 2005, we owned and operated 27 ASCs, of which 24 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated revenue increased 28.0% to $60.3 million. Surgical facilities revenue increased 33.5% to $44.6 million (same-facility surgical revenue increased 5.4% to $31.7 million).
•	Operating income increased 60.8% to $12.4 million.
•
Acquired a majority interest in two ASCs for $6.2 million and purchased a buy-out option in our Overland Park, KS ASC for $3.6 million. Also sold a 28.5%, 29% and 5% minority interest in our Columbus, GA, Richmond, VA and River Forest, IL ASCs, respectively, resulting in aggregate cash proceeds of $0.9 million.

As previously announced, Stephen J. Winjum, our Chairman, President and Chief Executive Officer, died unexpectedly on March 30, 2005. On October 27, 2005, our Board of Directors announced the appointment of Thomas S. Hall as President and Chief Executive Officer, effective November 14, 2005.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Revenue:
Surgical facilities	73.9%	74.1%	73.9%	70.9%
Product sales and other	26.1	25.9	26.1	29.1
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.2	32.2	31.2	33.8
Cost of sales and medical supplies	23.9	24.2	24.1	24.3
Selling, general and administrative	19.7	20.8	21.2	21.5
Depreciation and amortization	3.0	3.3	2.9	4.0
Total operating expenses	77.8	80.5	79.4	83.6
Operating income	22.2	19.5	20.6	16.4
Minority interests in earnings of consolidated entities	9.2	8.5	8.9	7.3
Other (income) expense	0.2	0.7	0.0	(0.2)
Income before income taxes	12.8	10.3	11.7	9.3
Income tax provision	5.1	4.1	4.7	3.7
Net income from continuing operations	7.7	6.2	7.0	5.6
Net income from discontinued operations	—	—	0.2	1.3
Net income	7.7%	6.2%	7.2%	6.9%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Revenue

Consolidated. Total net revenue increased 21.6% from $17.4 million to $21.1 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2005 and 2004. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 21.2% from $12.9 million to $15.6 million. This increase was primarily the result of $2.2 million of net revenue from ASCs acquired or developed after July 1, 2004 (“new ASCs”) and a $0.5 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 1.5% increase in the number of same-facility procedures performed and a 3.1% increase in the net revenue per procedure due to a change in procedure mix.

	Three Months Ended September 30,		Increase
Dollars in thousands	2005	2004	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$12,261	$11,711	$550
# of procedures	14,861	14,638	223

New ASCs:
Net revenue	$3,365	$1,179	$2,186
# of procedures	4,450	1,433	3,017

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 22.6% from $4.5 million to $5.5 million. Net revenue at our marketing products and services business increased $0.6 million. This increase is due to the addition of marketing consulting services associated with the acquisition of a complementary business in the first quarter of 2005 and increased services provided to medical device manufacturers. Net revenue from our ophthalmology practice increased $0.1 million primarily due to an increase in the number of patient visits.

	Three Months Ended September 30,		Increase
Dollars in thousands	2005	2004	(Decrease)

Product Sales:
Optical laboratories	$1,418	$1,267	$151
Optical products purchasing organization	619	555	64
Marketing products and services	1,058	425	633
Optometric practice/retail store	467	468	(1)
	3,562	2,715	847
Other:
Ophthalmology practice	1,821	1,682	139
Other	139	107	32
	1,960	1,789	171

Total Net Product Sales and Other Revenue	$5,522	$4,504	$1,018

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 17.9% from $5.6 million to $6.6 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 32.2% to 31.2% primarily due to minimal increases in corporate staffing necessary to service the new ASCs. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 27.0% from $2.7 million to $3.4 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 16.7% from $1.7 million to $2.0 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

Corporate. Salaries, wages and benefits expense remained flat at $1.2 million. Decreases due to the vacancy of the CEO position and related incentive compensation accrual reductions were offset by additional employees required to service the new ASCs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 20.2% from $4.2 million to $5.0 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.2% to 23.9%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 16.1% from $3.0 million to $3.5 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 30.4% from $1.2 million to $1.5 million primarily due to costs associated with increased orders for marketing products within our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 15.1% from $3.6 million to $4.2 million. As a percentage of net revenue, selling, general and administrative expense decreased from 20.8% to 19.7%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 20.4% from $2.7 million to $3.2 million. The increase is due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased 3.6% from $0.8 to $0.9 million primarily due to the revenue increase within our marketing products and services business.

Corporate. Corporate selling, general and administrative expense remained flat at $0.1 million. Increases due to costs associated with the CEO search and increased costs associated with being a public company due to our efforts to comply with section 404 of the Sarbanes-Oxley Act were offset by management and billing/collection fees charged to our ASCs for services rendered by our corporate personnel. We expect to continue to incur costs associated with being a public company throughout 2005 and in future years.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $0.6 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the corporate segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs increased from $1.5 million to $1.9 million due to new ASCs, increases in same-facility operating income and sales of minority interests during 2005.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Revenue

Consolidated. Total net revenue increased 28.0% from $47.1 million to $60.3 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2005 and 2004. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 33.5% from $33.4 million to $44.6 million. This increase was primarily the result of $9.6 million of net revenue from ASCs acquired or developed after January 1, 2004 (“new ASCs”) and a $1.6 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 1.9% increase in the number of same-facility procedures performed and a 3.5% increase in the net revenue per procedure due to a change in procedure mix.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2005	2004	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$31,745	$30,119	$1,626
# of procedures	38,633	37,920	713

New ASCs:
Net revenue	$12,818	$3,263	$9,555
# of procedures	17,322	3,724	13,598

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 14.7% from $13.7 million to $15.7 million. Net revenue at our marketing products and services business increased $1.5 million. This increase is due to the addition of marketing consulting services associated with the acquisition of a complementary business in the first quarter of 2005 and increased services provided to medical device manufacturers.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2005	2004	(Decrease)
Product Sales:
Optical laboratories	$4,075	$3,840	$235
Optical products purchasing organization	1,792	1,687	105
Marketing products and services	2,774	1,285	1,489
Optometric practice/retail store	1,442	1,355	87
	10,083	8,167	1,916
Other:
Ophthalmology practice	5,295	5,226	69
Other	356	323	33
	5,651	5,549	102

Total Net Product Sales and Other Revenue	$15,734	$13,716	$2,018

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 18.2% from $15.9 million to $18.8 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 33.8% to 31.2% primarily due to minimal increases in corporate staffing necessary to service the new ASCs. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 34.9% from $7.0 million to $9.4 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 10.3% from $5.3 million to $5.9 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

Corporate. Salaries, wages and benefits expense decreased 2.9% from $3.6 million to $3.5 million. The decrease was primarily due to the vacancy of the CEO position and related incentive compensation accrual reductions partially offset by additional employees required to service the new ASCs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 27.0% from $11.4 million to $14.5 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.3% to 24.1%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 29.3% from $7.9 million to $10.2 million. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 21.9% from $3.6 million to $4.4 million primarily due to costs associated with increased orders for marketing products within our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 26.0% from $10.1 million to $12.8 million. As a percentage of net revenue, selling, general and administrative expense decreased from 21.5% to 21.2%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 38.8% from $6.9 million to $9.6 million. The increase is due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased 2.9% from $2.5 million to $2.6 million primarily due to the revenue increase within our marketing products and services business.

Corporate. Corporate selling, general and administrative expense decreased 20.5% from $0.7 million to $0.5 million. The decrease was primarily due to increased management fees and billing/collections fees charged to the operating segments for services rendered by our corporate personnel partially offset by incremental costs associated with the CEO search and costs associated with being a public company due to our efforts to comply with section 404 of the Sarbanes-Oxley Act. We expect to continue to incur costs associated with being a public company throughout 2005 and in future years.

Depreciation and Amortization. Depreciation and amortization expense decreased 6.3% from $1.9 million to $1.8 million primarily due to assets becoming fully depreciated within our same-facility ASCs and corporate segment. This decrease was partially offset by depreciation associated with our new ASCs.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs increased from $3.4 million to $5.4 million. Of this increase, 84.3% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities in the first nine months of 2005 generated $8.3 million in cash flow from continuing operations compared to $5.4 million in the comparable 2004 period. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset by increased cash distributions to our minority interest partners.

Investing activities in the first nine months of 2005 resulted in negative cash flow of $11.0 million. Investing activities included the acquisition of two ASCs for $6.3 million, the buy-out of the Overland Park option for $3.6 million and the purchase of property and equipment for $2.0 million. These expenditures were partially offset by the receipt of $0.9 million relating to the sale of minority interests in three ASCs during the first nine months of 2005.

Cash flows from financing activities in the first nine months of 2005 included $4.0 million of net borrowings under our credit facility, $0.6 million of proceeds from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by $0.3 million in repayments of capital lease obligations. At September 30, 2005, we had $9.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. The maximum commitment available under our credit facility that expires June 30, 2008 is $50.0 million. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

As of September 30, 2005, we had cash and cash equivalents of $2.1 million and working capital of $7.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On September 30, 2005, we had $9 million outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.00%, varying upon our ability to meet financial covenants.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

21	Subsidiaries of the Registrant

31	Certification by the Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	November 11, 2005
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	November 11, 2005
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)