Form 10-K
period 2005-12-31
NOVAMED INC
filed 2006-04-28
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from  _____ to ______

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
Common Stock, par value $.01 per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

     Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the registrant's shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 30, 2005 was $114,149,440. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of April 21, 2006 was 23,454,343.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report on Form 10-K.

PART I

     This Annual Report on Form 10-K (the “Form 10-K”) contains, and incorporates by reference, certain “ forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2006 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary; and demand for elective surgical procedures generally. These factors and others are more fully set forth under “Item 1A - Risk Factors.” You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

     Unless the context requires otherwise, you should understand all references to “we,” “us” and “our” to include NovaMed, Inc. and its consolidated subsidiaries.

EXPLANATORY NOTE

     On March 30, 2006, we disclosed that we would restate our previously issued financial statements for the fiscal years ended December 31, 2002 through December 31, 2004 and for the first three quarters of 2005 (collectively, the “Relevant Periods”) to correct errors that occurred as a result of the erroneous application of generally accepted accounting principles relating to certain written call options granted by us to several physicians. As part of that disclosure, we stated that our previously issued consolidated financial statements for the Relevant Periods should no longer be relied upon.

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes our consolidated financial statements as of and for the year ended December 31, 2005, our restated consolidated financial statements for each of the years ended December 31, 2004 and 2003, and our restated amounts for the other Relevant Periods. We have not amended and do not intend to amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Relevant Periods, and the financial statements and related financial information contained in such reports should no longer be relied upon.

     This restatement is more fully described in Note 2 to our consolidated financial statements included in this Form 10-K.

     All amounts referenced in this Annual Report on Form 10-K for the Relevant Periods and for comparisons including a Relevant Period reflect the balances and amounts on a restated basis as described above.

Item 1. Business

General

     NovaMed, Inc. is a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of April 24, 2006, we own and operate 30 ASCs located in 16 states. Historically, most of our ASCs have been single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures - primarily cataract surgery. Over the past two years, however, we have focused on expanding into other specialties such as orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. This expansion into other specialties has been accomplished through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of April 24, 2006, eight of our 30 ASCs offer surgical services in specialties other than ophthalmology. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

     As of April 24, 2006, we have physicians as our equity partners in 27 of our ASCs; we own a majority interest in 26 of these facilities and a minority interest in one other. We own all of the equity interests in our other three ASCs; however, in the future we may elect to sell to physicians a minority interest in these facilities.

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

Information Available

     Our corporate headquarters are located at 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611, and our website is www.novamed.com. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file their Exchange Act documents electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Industry Overview

Ambulatory Surgery Center Industry

     The term “ambulatory surgery” refers to procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ASC industry has grown consistently, with 4,954 ASCs in the United States as of August 2005 according to Verispan, L.L.C., an independent health care market research and information firm. Improved surgical techniques and technologies, including improved anesthesia techniques, have contributed to the expansion of surgical procedures that can be performed in an ASC. The two most commonly performed types of surgical procedures in ASCs are ophthalmology and gastroenterology.

     We believe that the convenience and efficiencies offered by an ASC have also contributed to the growth in ASC procedures. We believe that many physicians prefer an ASC to a hospital because of greater scheduling flexibility, faster turnaround time between cases and more efficient nurse staffing. Patients prefer the experience of a surgical facility dedicated to their specialized surgery that is free from disruptions or scheduling conflicts that often arise in hospitals due to emergency procedures or more complex surgical procedures that take longer than expected. Moreover, we believe third party payors recognize the cost-effective benefits of ASCs.

     Cataract Surgery. Cataract surgery is currently the most commonly performed procedure in our ASCs and is one of the most widely performed surgical procedures in the U.S. Cataract procedures are expected to continue to increase for many years, driven primarily by the aging of the population and the introduction of improved technologies and surgical techniques. With the vast majority of cataract surgery patients being over the age of 65, the Medicare program has been the primary source of reimbursement for cataract surgery providers.

     Vision Correction Surgery. Refractive errors are optical defects that result in light not being properly focused on the eye's retina. If the cornea's curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the person will see a blurred image. New surgical technologies and techniques have been developed over the years to correct some of these common refractive errors that result from the improper curvature of the cornea. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. Also, refractive lens exchange procedures which utilize a new generation of presbyopic IOLs are now providing some patients with an alternative to LASIK.

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

Our Business Model

     We are focused primarily on acquiring, developing and operating ASCs within new and existing markets. We believe that our experience in operating ASCs, when coupled with our management services experience in working with physicians, will provide our physician-partners with an efficient operating environment to maximize quality patient care. Our business was founded in the eye care setting, but we have recently expanded into other specialties and will continue to acquire and develop ASCs in varying specialties.

Surgical Facilities

     As of April 24, 2006, we own and operate 30 ASCs, each of which is a state-licensed and Medicare-certified ASC. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. Eighty-three percent of the surgical procedures performed in our facilities in 2005 were ophthalmic procedures, with orthopedics and pain management comprising 7% and 4%, respectively.

     We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility and minority equity interests are held by physicians that perform surgeries in the ASC and live in the ASC’s local community. We currently own a minority interest in one of our facilities, but we have an option to purchase additional equity interests to allow us to own a majority interest at some point in the future. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

     In addition to owning and operating ASCs, we also are parties to laser services agreements pursuant to which we provide excimer lasers and various services to ophthalmologists for their use in performing laser vision correction surgery. Our excimer lasers are either located in our ASCs or provided to physicians for use in their medical practices through these laser services agreements. One of our largest laser services agreements expired in April 2006. Unless the parties agree on extensions, our other laser services agreements will be expiring over the next two years, with the last one expiring in February 2008.

     We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. The agreement sets forth procurement and pricing terms for Alcon’s most technologically advanced laser, the LADARVision® System, along with the LADARWave™ unit used for CustomCornea® procedures. During the term of this agreement, we will pay Alcon monthly based on the number of procedures performed on each laser, with minimum annual procedure requirements for each LADARVision® System procured under the agreement. As of April 24, 2006, we have five LADARVision® Systems covered by the agreement. Alcon may terminate the agreement if we fail, after reasonable cure periods, to comply with the material terms of the agreement. We may terminate the agreement if the U.S. Food and Drug Administration (FDA), withdraws or materially restricts its approval of the use of any laser covered by the agreement or if patent issues or changes render the lasers unusable. Our supply agreement with Alcon expires on December 31, 2006. To the extent we do not extend this agreement and we determine that we need to replace the excimer lasers furnished to us by Alcon, then we may incur additional capital costs to replace these excimer lasers.

Product Sales

     We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 250 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 200 suppliers. We process consolidated monthly billing for over 1,500 customers that utilize our purchasing organization. Customers of these businesses include our former affiliated doctors who are parties to multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, unless the parties agree on extensions, these supply agreements will expire between March 2007 and May 2009. The product sales revenue generated from these customers in 2005 constituted less than five percent of our total product sales revenue.

     In addition, our marketing products and services business provides eye care professionals and vendors with a range of products and services including brochures, videos, advertising and website design, education and training programs, and consulting services.

     We also have a long-term service agreement with an optometric practice located in Illinois. The optometric practice also has a retail optical outlet that sells eyeglasses and other products to patients. We provide all of the services, facilities and equipment necessary to operate this optometric practice under a 25-year service agreement. The services include:

  billing, collection and cash management services
  procuring and maintaining all office space, equipment and supplies subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel assisting in recruiting additional doctors
  all administrative and support services
  information technology services

Other

     We have a 40-year service agreement in place with an ophthalmology practice with multiple locations in Atlanta, Georgia. We provide all of the services, facilities and equipment necessary to operate this medical practice, including services identical in nature to those described above with respect to our Illinois affiliated optometric practice.

     For a further discussion regarding these segments and their respective financial information, please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Growth Strategy

Surgical Facilities

     We are focused on acquiring, developing and operating ASCs. Historically, our emphasis was primarily on eye surgical services. Over the past two years, however, we have expanded into other specialties such as orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. This expansion into other specialties has been through both the acquisition of new facilities and the addition of specialties to our existing centers. While ophthalmology is still our largest specialty and a key part of our growth strategy, we are actively evaluating and pursuing opportunities in other specialties. For example, as of April 24, 2006, three of our last six acquisitions have been multi-specialty facilities. The key elements of our growth strategy are:

  Increasing the revenue and profitability of our existing ASCs;
  Acquiring equity interests in ASCs in partnership with physicians; and
  Developing newly constructed ASCs through joint ownership arrangements with physicians.

     Increasing Revenue and Profitability of our Existing ASCs

     The revenue generated by our ASCs is driven by the surgical procedures performed by physicians. Revenue growth in our existing ASCs is expected to be derived from an increase in surgical procedures performed at each facility, whether this increase is from the existing physicians or new physicians utilizing the facility. All of our ASCs currently have the capacity to handle additional procedures. Given this capacity, we introduce the benefits of our facilities to new physicians who may be using other less efficient and convenient facilities. We believe the efficiency and convenience of an ASC, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients and provides a more attractive setting than hospitals. We also work with our physicians to identify new procedures, technologies or equipment to integrate into our facilities and expand the scope of surgical services available in a cost-effective manner. Moreover, as we continue to expand the number of multi-specialty ASCs within our portfolio, reimbursements from private third party payors will likely increase as an overall percentage of our surgical facility revenue. Thus, we will continue to evaluate and attempt to maximize our managed care panel participation and reimbursement levels.

     With some of our existing centers that currently provide only eye-related surgical services, we are exploring efficient ways to add new surgical specialties. We are often required to obtain state licensure approval to add other specialties to our existing centers. The likelihood of our success in receiving these approvals will vary by state.

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

     Acquiring Equity Interests in ASCs

     We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need (CON), for development. In analyzing potential transactions, the evaluation of our prospective physician-partners is a critical factor. We recognize that the success of our ASCs is tied directly to the success of our physician-partners and their practices. We believe our management services experience greatly enhances our physician evaluation process.

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

     We currently intend to finance our future acquisitions of equity interests in ASCs using cash generated from our operations and amounts borrowed under our credit facility. Our $50 million credit facility expires on June 30, 2008.

     Developing Newly Constructed ASCs

     Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who don’t have the resources, productivity or expertise to construct a facility on their own and need a corporate partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. In late 2004, together with two new physician-partners, we developed and opened an ASC specializing in pain management procedures. After opening this pain management ASC, we have developed two ASCs using this approach as of April 24, 2006.

Product Sales

     We believe there are opportunities to grow our optical products and services business by adding ophthalmologists and optometrists as customers, as well as offering a broader range of products and services to our existing customer base. Our marketing products and services business has grown recently due, in part, to more marketing dollars being spent by its customers to promote the new refractive intraocular lens technology.

Competition

Surgical Facilities

     In acquiring and developing ASCs, we compete with both corporations and physicians. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger, publicly held companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. Our primary competitors in acquiring, owning and operating ASCs are AmSurg Corp., Symbion, Inc., United Surgical Partners International, Inc., HealthSouth Corporation and HCA Inc.

Product Sales

     Our two optical laboratories face a variety of national, regional and local competitors. We compete in the optical laboratory market on the bases of quality of service, breadth of services, reputation and price.

     In the market for providing optical group purchasing services, we primarily compete with national and regional buying groups, as well as large vendors. Competition in this market is based upon service, price and the strength of the purchasing organization, including the ability to negotiate discounts with suppliers.

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

Employees

     As of April 24, 2006, we had approximately 568 employees, 384 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

     Many of our ASCs are located adjacent to a physician practice. In a some instances, our ASCs may lease from the physician practice some or all of the individuals who provide services in the ASC on our behalf. This is typically only done when the ASC may provide surgical services on a limited schedule. This leasing model allows us to staff these centers in a more cost-effective manner.

Governmental Regulation

     As a participant in the health care industry, our operations are subject to extensive and increasing regulation by governmental entities at the federal, state and local levels. Many of these laws and regulations are subject to varying interpretations, and we believe courts and regulatory authorities generally have provided little clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law regulating our businesses.

     We believe our business practices comply in all material respects with applicable federal, state and local laws and regulations. If the legal compliance of any of our activities were challenged, however, we might have to divert substantial time, attention and resources from running our business to defend against these challenges regardless of their merit. In such circumstances, if we do not successfully defend these challenges, we might face a variety of adverse consequences including losing our ASC licenses, losing our eligibility to participate in Medicare, Medicaid or other federal or state health care programs, or losing other contracting privileges and, in some instances, civil or criminal fines. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

     The regulatory environment in which we operate may change significantly in the future. Numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system. In addition, several sets of regulations have been recently adopted that may require substantial changes in the way health care providers operate during the coming years. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements, repurchase minority equity interests in our ASCs that are owned by physicians, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

     The anti-kickback statute is broadly written as to encompass many legitimate, harmless and pro-competitive arrangements. Consequently, Congress has enacted a series of statutory exceptions to the anti-kickback statute, and the Inspector General for the U.S. Department of Health and Human Services (DHHS) has promulgated a series of regulatory “safe harbors.” When possible, we have attempted to structure our business operations within a safe harbor. However, some aspects of our business either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards exist. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute, and is not necessarily illegal per se.

     Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of April 24, 2006, we co-own 27 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling minority interests in our existing wholly owned ASCs to physicians in the near-to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

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

     Generally speaking, the Stark Law does not prohibit referrals to ASCs from physicians with ownership or investment interests in those ASCs. Medicare regulations provide two exceptions that protect referrals to ASCs by physicians who have ownership or compensation relationships with those ASCs. The first exception expressly exempts items and services which are identified as designated health services for which payment is included in the ASC composite rate. Referrals made for these items and services by physicians with a financial relationship do not violate the Stark Law when furnished in the ASC setting. Thus, when an intraocular lens, or IOL, used in cataract surgery, or another service or item that would otherwise qualify as a “designated health service,” is included in an ASC composite payment rate, the IOL (or other such service or item) will not be considered to be a “designated health service.” The second exception provides that prosthetics, prosthetic devices, and durable medical equipment implanted at a Medicare-certified ASC by the referring physician or a member of the referring physician’s group practice also are specially excepted, even when the Medicare payment for these items is separate from — i.e., not bundled into — the ASC payment.

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

     Health Insurance Portability and Accountability Act. In August 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Included within HIPAA's health care reform provisions are its “administrative simplification” provisions, which require that health care transactions be conducted in a standardized format, and that the privacy and security of certain individually identifiable health information be protected. Final rules for most of the administrative simplification subject areas have been published.

     Final rules covering “Standards for Electronic Transactions and Code Sets” were published on August 17, 2000, and set forth the standardized billing codes and formats that we must use when conducting certain health care transactions and activities. Our ASCs are utilizing standard transactions and approved code sets, all in compliance with HIPAA.

     On December 28, 2000, as modified on May 31, 2002 and August 14, 2002, the DHHS published final rules addressing “Standards for Privacy of Individually Identifiable Health Information” under HIPAA's administrative simplification provisions. Compliance with these rules was required by April 14, 2003. These rules create substantial compliance issues for all “covered entities” - which include health care providers, health plans and health care clearinghouses - that engage in regulated transactions and activities. Operations of our ASCs are covered by the final rules. We believe our ASCs are in substantial compliance with these final rules.

     Final rules addressing the “Security Standards” under HIPAA’s administrative simplification provisions were published on February 20, 2003. Compliance with these regulations was required by April 21, 2005. We believe our ASCs are in compliance.

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

Government Regulation – Management Services

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

     Self-Referral Law. Our affiliated providers provide limited categories of designated health services, specifically, diagnostic radiology services, including A-scans and B-scans, and prosthetic devices, including eyeglasses and contact lenses furnished to patients following cataract surgery. We believe the provision of these designated health services satisfies an exception to the Stark Law. In addition, compensation arrangements between our affiliated providers and their employers have historically been structured to comply with the Stark Law.

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

Discontinued Operations

     Effective November 1, 2005, we sold our 80% interest in our St. Joseph, MO ASC to our existing physician-partners. We sold our interest due to state licensure issues unique to this ASC as well as its limited growth potential. The results of this ASC are classified as discontinued operations for all periods presented.

     In October 2001, we announced our intentions to discontinue our management services business and beginning in the third quarter of 2001, we reflected the management services business as discontinued operations in our financial statements. We completed our discontinued operations plan in December 2003 when we consummated our last divestiture transaction. From December 2001 to December 2003, we negotiated and closed nineteen divestiture transactions. After failing to find a buyer for two of our practices on terms acceptable to us, we subsequently decided to retain these practices. These two practices are reported in continuing operations for all periods presented.

Item 1A. Risk Factors

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

     The current market for ASC acquisitions is very competitive, and most potential targets are evaluating offers from multiple bidders. This bidding process often results in increased purchase prices and less favorable transaction terms. In many instances, we have dropped out of the bidding because we thought the price was too high or other proposed terms were unacceptable. We may not be able to identify suitable acquisition or development targets, successfully negotiate the acquisition or development of these facilities on satisfactory terms, or have the access to adequate capital to finance these endeavors.

     We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our credit facility is currently $50 million. Our current credit facility expires on June 30, 2008. As of March 31, 2006, we have available approximately $21 million remaining under our credit facility. Given that we intend to continue to finance our acquisitions by using a combination of cash generated from our business operations and borrowings under our credit facility, we may in the future need to increase our maximum commitment available to us. To the extent we are able to increase our maximum commitment, such an increase may not be on terms that are favorable to us or sufficient for our needs. In addition, the continued periodic escalation in interest rates has increased our borrowing costs which have an adverse effect on our profitability. Our borrowing capacity and higher borrowing costs could limit our ability to successfully implement our growth strategy, and could trigger the need to procure additional equity financing. To the extent any such equity financing is available to us, it may be dilutive to our current equity holders.

     If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

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

     We also face competitive pressures from local hospitals. In addition to competing for patients and physician relationships, ASCs are often required by Medicare and certain state laws to maintain a written transfer agreement with an area hospital. A transfer agreement provides that a hospital will accept an ASC’s patient in the event of an emergency. Generally, we have not encountered problems obtaining transfer agreements from area hospitals. Recently, however, in limited instances, we have observed hospitals resisting entering into transfer agreements for what we believe to be competitive reasons. While there often are alternatives for ASCs to comply with federal and state regulations without a transfer agreement, competitive pressures from hospitals may make it more difficult and/ or expensive for our ASCs to maintain their licensure and/or Medicare certification.

Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and other governmental and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow

     Government sponsored health care programs accounted for approximately 39% of our consolidated net revenue for the year ended December 31, 2005. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and other governmental and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the Medicare Modernization Act) was signed into law. The Medicare Modernization Act eliminates the historical practice of basing ASC facility fees on cost surveys of ASCs, and instead requires the Centers for Medicare & Medicaid Services (CMS) to devise a new methodology for establishing ASC facility payments, and to implement new reimbursement rates based on the new methodology between January 1, 2006 and January 1, 2008. When CMS eventually implements rebased rates, payment amounts for most procedures could change, in some cases significantly.

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

     On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005. This legislation requires CMS to limit Medicare reimbursements for surgical procedures furnished in ASCs to the amount paid to a hospital for the same service effective for services furnished on and after January 1, 2007. Since Medicare currently pays ASCs more than hospitals for certain procedures commonly furnished in our facilities, this change, when implemented, will have the effect of reducing reimbursement for certain services furnished in our facilities. This change, when implemented, will negatively impact our business. Considering the procedures performed in our ASCs in 2005 and prior years, the most significant impact to us from this legislation will be the reduction in the Medicare facility fee for the after-cataract laser surgery procedure which is also known as the YAG procedure. Based on the number of YAG procedures performed in our ASCs in 2005, we estimate that the reduction in the Medicare facility fee paid for these procedures would have resulted in a reduction of approximately $1.0 million to $1.2 million in net revenue, or 1.6% to 2.0% of our total surgical facilities net revenue for 2005. This would equate to an estimated negative impact in earnings per share of between $0.01 and $0.02. To the extent that other payors, governmental and private, adopt this practice, the impact could be greater.

     Under current regulations, ASC Covered Procedures, i.e., those for which a facility fee is provided by the Medicare program, are those procedures specifically approved by CMS. CMS develops and maintains a listing of ASC Covered Procedures (defined by HCPCS Code). A facility fee is available only for listed procedure codes. At present, approximately 2,500 procedures are approved for the ASC setting. CMS is required by law to update the list of ASC Covered Procedures every two (2) years. CMS has disregarded this requirement in many years. There is a substantial risk that CMS will occasionally disregard this statutory requirement, and not update the list of ASC Covered Procedures as required by law.

     There also is a material risk that CMS will reduce the number of ASC Covered Procedures. On November 26, 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures which are commonly furnished in ASC settings. Although CMS ultimately decided in May 2005 to delete only five of the proposed 100 procedures, CMS could again propose and ultimately decide to substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change which could affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, it could negatively and materially affect our business.

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

     Revenue from laser vision correction procedures comprised approximately 7% of our surgical facilities net revenue for the year ended December 31, 2005. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. This competitiveness has resulted in many of our competitors offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

     As we develop and acquire more multi-specialty ASCs, we anticipate that the percentage of our surgical facilities net revenue derived from governmental payors such as Medicare will decrease while reimbursements from private third party payors will increase. Given this changing payor mix, our success will depend on our ability to negotiate favorable contracts with private third party payors. Even though our relative dependence on Medicare reimbursements may decrease, our revenue from private third party payors could be negatively affected by any adverse Medicare changes because many private third party payors tie their reimbursement levels to Medicare rates.

Our revenue and profitability could decrease if we are unable to maintain positive relationships with the physicians who perform surgical procedures at our ASCs

     The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our net revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs.

     In addition, co-owning ASCs with physicians may create additional regulatory risk. See “Government Regulation – Federal Law – Anti-Kickback Statute.”

Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring, expanding or relocating facilities

     Most states require licenses to own and operate ASCs, and some states require a certificate of need or CON to construct or modify an ASC. Several states recently have been revising licensure and CON laws in a manner that makes it more difficult to develop or relocate ASCs. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. Procuring these approvals could take considerable time, effort and expense, and may result in delays in opening new or modified facilities. Moreover, if we are unable to maintain good relations with the landlords of our ASCs, we may be forced to relocate a facility from time to time. If we are forced to relocate a facility, we may incur substantial costs in building out and furnishing our new location. In addition, depending on the state, we may also have difficulty obtaining the necessary state licensure and CON approvals to relocate the facility. See “Government Regulation – State Law.”

Changes in the interpretation of existing laws and regulations, or adoption of new laws or regulations, governing our business operations, including physician use and/or ownership of ASCs, could result in penalties to us, require us to incur significant expenditures, or force us to make changes to our business operations

     We are subject to extensive government regulation and supervision under federal, state and local laws and regulations. Many of these laws and regulations are subject to varying interpretations, and courts and regulatory authorities generally have provided limited clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law, and federal and state authorities could challenge some of our activities, including our co-ownership of ASCs with physicians and other investors. If any of our activities are challenged, we may have to divert substantial time, attention and resources from running our business to defend our activities against these challenges, regardless of their merit. If we do not successfully defend these challenges, we may face a variety of adverse consequences, including:

  loss of use of our ASCs;
  losing our eligibility to participate in Medicare or Medicaid or losing other contracting privileges; or
  in some instances, civil or criminal fines or penalties.

     Any of these results could impair our sources of revenue and our profitability and limit our ability to grow our business.

     For example, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs. This statute is very broad and Congress directed the Department of Health and Human Services to develop regulatory exceptions, known as safe harbors, to the statute’s referral prohibitions. While we have attempted to structure the ownership and operation of our ASCs within a safe harbor, we do not satisfy all of the requirements. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

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

     In addition, there also is a material risk that Congress, CMS or the states could revise physician ownership and referral laws in a manner that could prohibit or limit physician ownership of ASCs. In December 2003, Congress enacted legislation imposing an 18-month moratorium on physician referrals to certain categories of hospitals, i.e., those classified as “specialty hospitals” under the law, if the physician has an ownership interest in the entity. This moratorium expired in June 2005. Congress and CMS are both considering extending or possibly expanding the scope of the moratorium. Actions by either Congress or CMS potentially could prohibit or limit physician ownership of ASCs. Additionally, several states are considering limits on physician ownership in and referrals to specialty hospitals, and a few are considering similar limitations on physician ownership in and referrals to ASCs. To the extent that Congress, CMS or any of the states act to prohibit or limit physician ownership of ASCs, the investment arrangements in our ASCs could be affected.

     Our limited liability company agreements and limited partnership agreements provide that if certain laws and regulations change, or the interpretation and/or enforcement of such laws and regulations change, we may have to purchase some or all of the equity interests in our ASCs owned by physicians. The regulatory changes that could trigger this repurchase include it becoming: (i) illegal for a physician to own an equity interest in one of our ASCs; (ii) illegal for physician-owners in our ASCs to refer Medicare or other patients to the facility; or (iii) substantially likely that the receipt by physician-owners of cash distributions from the limited liability company or partnership will be illegal. The cost of repurchasing these equity interests would be substantial. We may not have sufficient capital resources to fund these obligations, and it may trigger the need to procure additional equity financing. To the extent any such financing was available to us, it may be dilutive to our current equity holders. While we attempt to structure these purchase obligations as favorable as possible to us, the triggering of these obligations could have a significantly negative effect on our financial condition and business prospects.

     Furthermore, CMS may revise the Medicare conditions for coverage of ASC services. Our Medicare-certified ASCs are required to comply with a series of regulatory obligations in order to qualify services furnished in those facilities for Medicare reimbursement. CMS has not revised the Medicare regulatory conditions for coverage in many years, but has in recent years indicated its intent to update these requirements through notice and comment rulemaking. It is our expectation that our facilities and operations could be modified as necessary to comply with whatever new conditions might be established. However, bringing our facilities and operations into compliance could involve substantial costs to the company. Moreover, it is possible that our facilities and operations could not be revised sufficiently to be in compliance with new Medicare conditions, in which case some or all of our ASCs may be forced to disenroll from the Medicare program. Many governmental and private payors require Medicare certification as a condition to participate in their payment plans. Any ASC not enrolled in Medicare may likewise be precluded from enrolling in other governmental and private payor plans. Such exclusion would have a material negative effect on our business.

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

     A significant portion of our revenue from laser vision correction procedures is derived from multi-year laser services agreements that we negotiated with our former affiliated physician practices in connection with the divestiture of our physician practice management business. One of our largest laser services agreements expired in April 2006. Unless the parties agree on extensions, our other laser services agreements will be expiring over the next two years, with the last one expiring in February 2008.

     We have a long-term, non-exclusive supply agreement with Alcon Laboratories Inc. under which we have procured excimer lasers. We pay Alcon monthly based on the number of procedures performed on each laser, but are required to pay for a minimum number of procedures per year for each laser, regardless of whether the procedure is performed. If these minimum procedure thresholds exceed the actual number of procedures performed, these obligations will have an adverse effect on our financial condition and operating results. Our supply agreement with Alcon expires on December 31, 2006. To the extent we do not extend this agreement and we determine that we need to replace those excimer lasers furnished to us by Alcon, then we may incur additional capital costs to replace these excimer lasers.

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

Loss of the services of key management personnel could adversely affect our business

     Our success depends, in part, on the services of key management personnel, including Thomas S. Hall our President and Chief Executive Officer; Scott T. Macomber, our Executive Vice President and Chief Financial Officer; and E. Michele Vickery, our Executive Vice President Operations. We do not know of any reason why we might be likely to lose the services of any of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we lost the services of any of these officers, we believe that our business could be adversely affected.

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

If a change in events or circumstances causes us to write-off a portion of our intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

     Our assets include intangible assets primarily in the form of goodwill. At December 31, 2005, intangible assets of our continuing operations represented approximately 70% of total assets and 116% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an additional charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment which requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

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

     In addition, compliance with the HIPAA security regulations was required by April 21, 2005. In general, the security regulations require ASCs and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. We have taken actions in an effort to establish our compliance with HIPAA’s security regulations, and we believe that we are in substantial compliance with HIPAA’s security regulations. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

     HIPAA violations could expose us to civil penalties of up to $25,000 per person per year for each violation or criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

     During 2005, the market price of our common stock was volatile, fluctuating from a high trading price of $7.75 to a low trading price of $4.10 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs, rent and minimum usage commitments on our excimer lasers. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities, as well as the volume of surgical procedures performed through our laser services agreements.

     The timing and degree of fluctuations in our operating results will depend on several factors, including:

  general economic conditions;
  decreases in demand for non-emergency procedures due to severe weather;
  availability or sudden loss of the services of physicians who utilize our surgical facilities;
  availability or shortages of surgery-related products and equipment, including technologically progressive laser vision correction equipment;
  the timing and relative size of acquisitions; and
  the recording of gains or losses on the sale of minority interests in our ASCs.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We do not own any real property. We lease space for our corporate offices in Chicago, our ASCs and our product sales operations, which are located in 17 states. As part of our management services business, we also continue to lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See “Item 13 – Certain Relationships and Related Transactions.” Our corporate offices in the Chicago metropolitan area currently consist of 8,150 square feet in downtown Chicago, and 5,923 square feet in Des Plaines, Illinois.

     The terms and conditions of our real property leases vary. The forms of lease range from “modified triple net” to “gross” leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple renewal terms exercisable at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 500 square feet to approximately 15,000 square feet, and the terms of these leases have expiration dates ranging from May 31, 2006 to October 2015. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

     The following is a list of our ASCs as of April 24, 2006:

	Number of	Our Ownership
Location	Operating Rooms	Percentage		Specialty

Whittier, CA	2	51%		Multispecialty
Colorado Springs, CO	2	51%		Ophthalmology
Denver, CO	1	51%		Ophthalmology
Altamonte Springs, FL	1	70%		Orthopedic
Fort Lauderdale, FL	1	25	% (1)	Ophthalmology
Lake Worth, FL	2	60%		Ophthalmology
Atlanta, GA	2	100%		Ophthalmology
Columbus, GA	3	71.5%		Multispecialty
Chicago, IL	1	79.5%		Ophthalmology
Maryville, IL	1	77%		Ophthalmology
Oak Lawn, IL	4	51%		Multispecialty
River Forest, IL	2	70%		Ophthalmology
Merrillville, IN	2	51%		Ophthalmology
New Albany, IN	2	70%		Ophthalmology
New Albany, IN	2	51%		Pain Management
Overland Park, KS	3	51%		Ophthalmology
Thibodaux, LA	1	70	% (2)	Multispecialty
Berkley, MI	2	67%		Ophthalmology
Florissant, MO	1	100%		Ophthalmology
Kansas City, MO	2	100%		Ophthalmology
Kansas City, MO	2	51%		Ophthalmology
Fremont, NE	1	51%		Multispecialty
Bedford, NH	1	51%		Ophthalmology
Nashua, NH	2	51%		Ophthalmology
Chattanooga, TN	1	62%		Ophthalmology
Dallas, TX	3	65%		Multispecialty
San Antonio, TX	2	55%		Ophthalmology
Tyler, TX	2	60%		Ophthalmology
Richmond, VA	1	51	% (3)	Ophthalmology
Madison, WI	2	51%		Ophthalmology
____________________

(1)

We have an option to purchase additional equity interests from our physician-partner to enable us to increase our interest in the facility to a majority equity interest. If we elect not to exercise this option, we have an option to sell our equity interest back to our physician-partner for the initial price paid. If we elect not to exercise the above options by July 2007, our physician-partner has the option to purchase our minority interest. We account for this entity using the equity method.

(2)	Our physician-partner has an option to sell us an additional 10% equity interest in November 2006.
(3)	Two of our physician-partners who each own 14.5% equity interests have the option to sell us their interests for the initial price paid at any time.

Item 3. Legal Proceedings

     We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Since August 18, 1999, our common stock has been traded on the Nasdaq National Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

	High	Low

Fiscal year ending December 31, 2005:
First Quarter	$7.66	$4.10
Second Quarter	$6.46	$4.72
Third Quarter	$7.75	$5.89
Fourth Quarter	$7.25	$6.00
Fiscal year ending December 31, 2004:
First Quarter	$5.50	$3.48
Second Quarter	$4.37	$2.86
Third Quarter	$4.22	$3.30
Fourth Quarter	$6.70	$3.88

     On April 21, 2006, the last reported sale price of our common stock was $7.30, and there were 298 holders of record of our common stock. This figure does not consider the number of individual beneficial holders of securities that are held in the “street name” of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

Dividends

     We have never paid a cash dividend on our common stock. We plan to retain all future earnings to finance the development and growth of our business for the foreseeable future. Therefore, we do not currently anticipate paying any cash dividends on our common stock. Any future determination as to the payment of dividends will be at our Board of Directors' discretion and will depend on our results of operations, financial condition, capital requirements and other factors our Board of Directors considers relevant. Moreover, our $50 million credit facility prohibits the payment of dividends on our common stock.

Item 6. Selected Financial Data

     The consolidated statement of operations data set forth below for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004, are derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2002 and 2001 and the consolidated balance sheet data at December 31, 2003, 2002 and 2001 are derived from our audited financial statements which are not included in this Form 10-K. The Consolidated Statements of Operations data and Balance Sheet data as of and for the years ending December 31, 2004, 2003 and 2002 have been restated. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the restatement.

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)
Consolidated Statement of Operations Data: (a)	(in thousands, except per share and Other Data)

Net revenue	$81,226	$63,648	$54,524	$52,853	$52,177
Operating income (b)	$16,357	$10,885	$7,092	$4,802	$(11,281)
Net income (loss) from continuing operations (b)	$5,305	$2,053	$1,722	$2,774	$(7,451)
Net income (loss) from continuing operations
per basic share (b)	$0.24	$0.10	$0.08	$0.12	$(0.30)
Net income (loss) from continuing operations
per diluted share (b)	$0.22	$0.09	$0.08	$0.12	$(0.30)

Other Data: (a)
ASCs operated at end of period	28	24	16	15	13
Number of surgical procedures performed	75,512	57,568	43,316	38,133	41,581

	As of December 31,
	2005	2004	2003	2002	2001
		(restated)	(restated)	(restated)
Consolidated Balance Sheet Data: (a)	(in thousands)

Working capital	$6,669	$1,928	$15,003	$6,987	$12,698
Total assets	97,162	76,787	63,888	64,128	92,252
Total debt, excluding current portion	17,404	5,314	74	11	20,708
Total stockholders’ equity	58,837	5,675	47,926	48,083	50,579

Notes:

(a)	Effective November 1, 2005, we sold our 80% interest in an ASC located in St. Joseph, MO. Operating results of this ASC are being reported as discontinued operations for all periods presented.

(b)

In connection with our discontinued operations and restructuring plan announced in October 2001, we recorded certain restructuring and other charges related to the closure of certain facilities and the reorganization and downsizing of our information technology function.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis presents our consolidated financial condition at December 31, 2005 and 2004 and the results of operations for the years ended December 31, 2005, 2004 and 2003. You should read the following discussion together with the “Selected Financial Data,” our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors,” the introductory paragraph to Part I, and elsewhere in this Form 10-K.

     All applicable disclosures in the following discussion have been modified to reflect the restatement discussed in Note 2 to the Consolidated Financial Statements (the “Restatement”). The Restatement reflects corrections to our accounting for certain written call options previously granted by us to several physicians. We do not intend to amend our previously filed Annual Reports on Form 10-K for prior fiscal years or previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Overview

     We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2005, we owned and operated 28 ASCs of which 25 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

     2005 Financial Highlights:

  Consolidated net revenue increased by 27.6% to $81.2 million. Surgical facilities net revenue increased by 31.6% to $60.2 million (same-facility surgical net revenue increased by 6.3% to $41.8 million).
  Operating income increased by 50.3% to $16.4 million.
  We invested $18.5 million to acquire majority interests in four ASCs (two of the four are multi-specialty) and purchased a buy-out option in our Overland Park, Kansas ASC for $3.6 million.
  Operating cash flow of $11.8 million.
  We sold minority interests in three ASCs resulting in cash proceeds of $0.9 million.

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

     We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 3 in the Notes to Consolidated Financial Statements beginning on page F-13), the following policies involve a higher degree of judgment and/or complexity.

     Revenue Recognition and Accounts Receivable, Net of Allowances. Revenue from surgical procedures performed at our surgical facilities and patient visits to our eye care practices, net of contractual allowances and a provision for doubtful accounts, is recognized at the time the service is performed. The contractual allowance is the difference between the fee we charge and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific Medicare or contracted rate. We base our estimate for doubtful accounts on the aging category and our historical collection experience. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represent the revenue recognized. Product sales revenue from our optical laboratories and marketing products and services business, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.

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

Results of Operations

     The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2005	2004	2003
		(restated)	(restated)
Net revenue:
Surgical facilities	74.1%	71.8%	65.0%
Product sales and other	25.9	28.2	35.0
Total net revenue	100.0	100.0	100.0
Operating expenses:
Salaries, wages and benefits	31.8	33.7	36.8
Cost of sales and medical supplies	24.2	24.3	24.2
Selling, general and administrative	20.9	21.1	21.2
Depreciation and amortization	3.0	3.8	4.8
Total operating expenses.	79.9	82.9	87.0
Operating income	20.1	17.1	13.0
Other (income) expense:
Interest expense.	0.9	0.4	0.2
Interest income	—	(0.1)	(0.2)
Minority interests in earnings of consolidated
entities	9.1	7.6	4.8
Gain on sale of minority interests	(0.2)	(0.2)	(1.7)
Change in fair market value of written call options
on subsidiaries	—	2.5	3.0
Other	(0.6)	(0.2)	(0.3)
Total other (income) expense	9.2	10.0	5.8
Income before income taxes	10.9	7.0	7.2

Income tax provision	4.4	3.8	4.1
Net income from continuing operations	6.5	3.2	3.1
Net income from discontinued operations	0.3	1.2	0.3
Net gain on disposal of discontinued operations	0.1	—	—
Net income	6.9%	4.4%	3.4%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net Revenue

     Consolidated. Total net revenue increased by 27.6% from $63.6 million to $81.2 million. Net revenue by segment is discussed below.

     Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for 2005 and 2004. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Surgical facilities net revenue increased by 31.6% from $45.7 million to $60.2 million. This increase was primarily the result of a $12.0 million increase from ASCs we acquired or developed after January 1, 2004 (“new ASCs”) and a $2.5 million, or 6.3%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility net revenue was primarily the result of a 2.6% increase in the number of same-facility procedures performed and a 3.5% increase in the net revenue per procedure due to a change in procedure mix.

			Increase
Dollars in thousands	2005	2004	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$41,767	$39,297	$2,470
# of procedures	50,598	49,303	1,295

New ASCs:
Net revenue	$18,402	$6,407	$11,995
# of procedures	24,914	8,265	16,649

     On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005. This legislation requires CMS to limit Medicare reimbursements for surgical procedures furnished in ASCs to the amount paid to a hospital for the same service effective for services furnished on and after January 1, 2007. This change, when implemented, will negatively impact our business. Considering the procedures performed in our ASCs in 2005 and prior years, the most significant impact to us from this legislation will be the reduction in the Medicare facility fee for the after-cataract laser surgery procedure which is also known as the YAG procedure. Based on the number of YAG procedures performed in our ASCs in 2005, we estimate that the reduction in the Medicare facility fee paid for these procedures would have resulted in a reduction of approximately $1.0 million to $1.2 million in net revenue, or 1.6% to 2.0% of our total surgical facilities net revenue for 2005. This would equate to an estimated negative impact in earnings per share of between $0.01 and $0.02. To the extent that other payors, governmental and private, adopt this practice, the impact could be greater.

     The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. In 2005, we began to experience a significant decline in the number of procedures performed at one of our ASCs acquired in 2004. This decline was primarily associated with certain physicians (none of whom were physician-partners) no longer using the ASC during 2005. Net revenue from this ASC in the fourth quarter of 2005 decreased approximately $0.5 million, or 49%, versus the fourth quarter of 2004. This decrease had a negative impact on net income in the fourth quarter of 2005 of approximately $150,000.

     Product Sales and Other. The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue increased by 17.3% from $17.9 million to $21.1 million. Net revenue at our marketing products and services business increased by $2.2 million. This increase is due to the addition of marketing consulting services associated with the acquisition of a complementary business in the first quarter of 2005 and increased services provided to medical device manufacturers to promote their new refractive intraocular lens technology. Net revenue at our optical laboratory business increased by $0.4 million due to an increase in existing customer orders and improved external marketing. Net revenue from our ophthalmology practice increased by $0.2 million primarily due to an increase in the number of patient visits.

			Increase
Dollars in thousands	2005	2004	(Decrease)

Product Sales:
Optical laboratories	$5,360	$4,978	$382
Optical products purchasing organization	2,345	2,145	200
Marketing products and services	3,890	1,722	2,168
Optometric practice/retail store	1,883	1,796	87
	13,478	10,641	2,837
Other:
Ophthalmology practice	7,093	6,872	221
Other	486	431	55
	7,579	7,303	276

Total Net Product Sales and Other Revenue	$21,057	$17,944	$3,113

Salaries, Wages and Benefits

     Consolidated. Salaries, wages and benefits expense increased by 20.7% from $21.4 million to $25.8 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 33.7% to 31.8% primarily due to minimal increases in corporate staffing necessary to service new ASCs and the vacancy of our CEO position for seven months in 2005. Salaries, wages and benefits expense by segment is discussed below.

     Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased by 34.2% from $9.7 million to $13.0 million. The increase was the result of staff costs at ASCs acquired during 2004 and 2005 and staffing required at same-facility ASCs due to increased procedure volume.

     Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased by 11.7% from $7.0 million to $7.8 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

     Corporate. Salaries, wages and benefits expense increased by 6.2% from $4.7 million to $5.0 million. The increase was primarily due to additional employees required to service the new ASCs and annual salary increases partially offset by the vacancy of our CEO position for seven months in 2005.

Cost of Sales and Medical Supplies

     Consolidated. Cost of sales and medical supplies expense increased by 27.2% from $15.4 million to $19.6 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.3% to 24.2%. Cost of sales and supplies expense by segment is discussed below.

     Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased by 29.1% from $10.8 million to $13.9 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased slightly from 23.5% to 23.1%. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

     Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased by 22.6% from $4.7 million to $5.8 million primarily due to costs associated with increased orders for marketing products within our marketing products and services business.

Selling, General and Administrative

     Consolidated. Selling, general and administrative expense increased by 25.8% from $13.5 million to $16.9 million. As a percentage of net revenue, selling, general and administrative expense decreased from 21.1% to 20.9%. Selling, general and administrative expense by segment is discussed below.

     Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased by 35.0% from $9.5 million to $12.8 million. The increase was due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

     Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased by 3.6% from $3.4 million to $4.4 million primarily due to the revenue increase within our marketing products and services business.

     Corporate. Corporate selling, general and administrative expense increased by 3.6% from $0.5 million to $0.6 million. The increase was due to incremental 2005 costs associated with the CEO search and costs associated with being a public company due to our efforts to comply with section 404 of the Sarbanes-Oxley Act. These costs were partially offset by increased 2005 management fees and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. We expect to continue to incur costs associated with being a public company in future years.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $2.4 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by assets becoming fully depreciated within our corporate segment.

Other (Income) Expense. Minority interests in the earnings of our ASCs were $7.4 million in 2005 as compared to $4.9 million in 2004. Of this increase, 82.7% was attributable to new ASCs. Minority interests are expected to continue to be higher in 2006 due to ASCs acquired in 2005. As discussed in Note 2 in the Notes to Consolidated Financial Statements, the 2004 and 2003 financial statements have been restated due to an error in accounting for written call options issued to certain physician-partners. As a result, other (income) expense for 2004 includes $1.6 million of expense relating to the change in fair market value of the written call options.

Provision for Income Taxes. Our effective tax rate in 2005 was 40.0%. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return. Excluding the expense recorded for the increase in fair market value of the physician call options described above, our effective tax rate in 2004 was 40%. Our actual effective tax rate in 2004 was 54% which was primarily the result of recording a 100% valuation allowance against the tax benefit relating to the physician call option expense. The tax treatment of the physician call options is further described in Note 11 in the Notes to Consolidated Financial Statements.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net Revenue

     Consolidated. Total net revenue increased 16.7% from $54.5 million to $63.6 million. Net revenue by segment is discussed below.

     Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for 2003 and 2004. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Surgical facilities net revenue increased by 29% from $35.4 million to $45.7 million. This increase was primarily the result of a $7.5 million increase from ASCs acquired or developed after January 1, 2003 (“new ASCs”)

and a $3.0 million, or 8.7%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility net revenue was primarily the result of a 12.4% increase in the number of same-facility procedures performed.

			Increase
Dollars in thousands	2004	2003	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$37,756	$34,730	$3,025
# of procedures	47,538	42,299	5,239

New ASCs:
Net revenue	$7,948	$421	$7,527
# of procedures	10,030	463	9,567

Laser services agreement terminations:
Net revenue	$—	$277	$(277)
# of procedures	—	554	(554)

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

     The retention of physicians who utilize our ASCs is important for us to sustain and grow our surgical procedure volume and surgical facilities revenue. Physicians who utilize our ASCs use the facilities as an extension of their medical practice and many of them have ownership interests in our ASCs. We also generally enter into restrictive covenants with our physician-partners that prohibit them from owning a competing ASC within a defined geographic radius. We cannot, however, restrict the physicians from performing surgery elsewhere. Many different factors may influence a physician’s decision on where to perform surgical procedures. In early 2004, two of our physician-partners in one of our Kansas City, Missouri ASCs informed us that they intended to begin performing their surgical procedures at a new ASC that was being developed closer to their practice locations. As a result, we entered into an agreement with these physicians in which they purchased from us a release from their restrictions on owning competing facilities. We exercised our option to repurchase their equity interests in this ASC effective July 1, 2004. These two physicians performed the majority of the surgical procedures at this ASC in 2003 and their departure in February 2004 has had, and will likely continue to have, a significant negative impact on procedure volume, revenue, and operating income at this ASC. The negative financial impact is mitigated, in part, by the payments these physicians make for the release of their restrictive covenants which will continue until September 2007.

     Product Sales and Other. The table below summarizes net product sales and other net revenue by significant business component. Product sales and other net revenue decreased by 6.0% from $19.1 million to $17.9 million. Net revenue from our ophthalmology practice decreased by $0.8 million, or 10.2%, from 2003 primarily due to the divestiture of one of our practice locations in Chattanooga, Tennessee. Net revenue at our marketing products and services business decreased by $0.2 million, or 11.9%, from 2003. This decrease was attributed to the greater demand in 2003 for marketing products supporting a new refractive technology.

			Increase
Dollars in thousands	2004	2003	(Decrease)
Product Sales:
Optical laboratories	$4,978	$5,053	$(75)
Optical products purchasing organization	2,145	2,081	64
Marketing products and services	1,722	1,955	(233)
Optometric practice/retail store	1,796	1,782	14
	10,641	10,871	(230)
Other:
Ophthalmology practice	6,872	7,655	(783)
Other	431	570	(139)
	7,303	8,225	(922)
Total Net Product Sales and Other Revenue	$17,944	$19,096	$(1,152)

Salaries, Wages and Benefits

     Consolidated. Salaries, wages and benefits expense increased by 6.7% from $20.1 million to $21.4 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 36.8% to 33.7%. Salaries, wages and benefits expense by segment is discussed below.

     Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased by 32.8% from $7.3 million to $9.7 million. The increase was the result of staff costs at ASCs acquired during 2004 and staffing required at same-facility ASCs due to increased procedure volume.

     Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased by 14.0% from $8.2 million to $7.0 million. The decrease was primarily the result of the divestiture of our practice location in Chattanooga, TN and staff reductions within our optical laboratory business.

     Corporate. Salaries, wages and benefits expense increased by 2.3% from $4.6 million to $4.7 million. The increase was primarily due to additional employees required to service the new ASCs, annual salary increases and the increased cost of providing health insurance benefits to our employees.

Cost of Sales and Medical Supplies

     Consolidated. Cost of sales and medical supplies expense increased by 16.9% from $13.2 million to $15.4 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.2% to 24.3%. Cost of sales and supplies expense by segment is discussed below.

     Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased by 30.5% from $8.2 million to $10.8 million. As a percentage of net revenue, cost of sales and medical supplies expense increased slightly from 23.3% to 23.5%. The expense increase was the result of costs associated with our new ASCs and an increase in procedures performed at same-facility ASCs.

     Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased by 6.0% from $5.0 million to $4.7 million. The decrease was primarily a result of a reduction in the costs of sales at our optical laboratory business due to variable labor reductions. As a percentage of net revenue, cost of sales and medical supplies expense remained flat at 26.2%.

Selling, General and Administrative

     Consolidated. Selling, general and administrative expense increased by 16.8% from $11.5 million to $13.5 million. As a percentage of net revenue, selling, general and administrative expense remained flat at 21.2%. Selling, general and administrative expense by segment is discussed below.

     Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased by 34.1% from $7.1 million to $9.5 million. The increase was due to costs associated with our new ASCs, increased professional liability insurance premiums and increased professional fees which include management and billing/ collections fees charged to the ASCs for services rendered by corporate personnel.

     Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased by 4.3% from $3.6 million to $3.4 million. The decrease was due to the divestiture of our practice location in Chattanooga, Tennessee during February 2004.

     Corporate. Corporate selling, general and administrative expense decreased by 38.3% from $0.9 million to $0.5 million. The decrease was primarily due to increased management fees and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. This decrease was partially offset by increased costs associated with being a public company due to the increasing regulation imposed by the SEC on public companies such as the Sarbanes-Oxley Act. We anticipate that we will incur additional costs associated with being a public company in 2005 and in future years.

Depreciation and Amortization. Depreciation and amortization expense decreased by 7.2% from $2.6 million to $2.4 million. Increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment were offset by decreases within the product sales segment and corporate.

Other (Income) Expense. Minority interests in the earnings of our ASCs were $4.9 million in 2004 as compared to $2.6 million in 2003. Of this increase, 52.2% was attributable to ASCs acquired in 2004 and 33.5% was attributable to our New Albany, Indiana and Chattanooga, Tennessee ASCs in which we sold minority interests in December 2003 and during 2004. Minority interests are expected to continue to be higher in 2005 due to ASCs acquired in 2004 and the additional sale of minority interests that may occur in 2005. We recognized a pre-tax gain on the sale of minority interests of $0.1 million in 2004 and $0.9 million in 2003. As discussed in Note 2 in the Notes to Consolidated Financial Statements, the 2004 and 2003 financial statements have been restated due to an error in accounting for written call options issued to certain physician-partners. As a result, other (income) expense for both 2004 and 2003 includes $1.6 million of expense relating to the change in fair market value of the written call options.

Provision for Income Taxes. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return. Excluding the expense recorded for the increase in fair market value of the physician call options described above, our effective tax rate in 2004 and 2003 was 40%. Our actual effective tax rate in 2004 and 2003 was 54% and 56%, respectively, which was primarily the result of recording a 100% valuation allowance against the tax benefit relating to the physician call option expense. The tax treatment of the physician call options is further described in Note 11 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Operating activities for 2005 generated $11.8 million in cash flow from continuing operations compared to $10.2 million in 2004. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings and working capital management, offset partially by increased cash distributions to our minority interest partners. We currently anticipate that our current federal tax net operating loss carryforwards will be fully utilized by the end of 2006. We expect to begin making federal income tax payments during the first quarter of 2007.

     Cash flows used in investing activities was $23.7 million in 2005 compared to $27.6 million in 2004. Investing activities in 2005 included the acquisition of four ASCs for $18.5 million, the buy-out of the Overland Park option for $3.6 million and the purchase of property and equipment for $2.6 million. These investments were partially offset by proceeds from the sale of minority equity interests in three of our ASCs for $0.9 million. Investing activities in 2004 included the acquisition of seven ASCs for $26.1 million, the buy-out of a physician call option for $0.2 million, the purchase of additional equity interests in our Thibodaux, LA ASC pursuant to a put option for $0.3 million and the purchase of additional equity interests in our Kansas City, MO ASC for $0.3 million. Investing activities in 2004 also included the purchase of property and equipment for $2.0 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs of $1.1 million and proceeds of $0.1 million from the sale of certain assets of our ophthalmology practice location in Chattanooga, Tennessee.

     Cash flows provided by financing activities in 2005 included $12.0 million of net borrowings under our credit facility and $1.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. Financing activities in 2004 included $5.0 million of net borrowings under our credit facility and $0.9 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan.

      At December 31, 2005, we had $17.0 million of borrowings outstanding under our revolving credit facility with a weighted average interest rate of 5.6%. We were in compliance with all of our credit agreement covenants. As of March 31, 2006, we have available approximately $21 million remaining under our credit facility. The maximum commitment available under the facility is the lesser of $50 million or the maximum allowed under the calculated ratio limitations and expires June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

     As of December 31, 2005 and 2004, we had cash and cash equivalents of $1.7 million and $0.5 million, respectively, and working capital of $6.7 million and $1.9 million, respectively.

     In October 2005, we sold our 80% interest in our St. Joseph, Missouri ASC to the existing physician partners for $0.3 million. We sold our interest due to state licensure issues unique to this ASC as well as its limited growth potential. This ASC has been classified as a discontinued operation for all periods presented. The sale of this ASC will not have a material impact on future operating results.

     We expect our cash flow from operations and funds available under our existing credit facility to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing and size of our acquisition, development and expansion activities, capital requirements associated with our surgical facilities, and the future cost of surgical equipment.

     We are a party to an option agreement with an existing physician-partner who owns a 30% interest in our Thibodaux, Louisiana ASC pursuant to which the physician has the right to sell us up to a 10% equity interest in the ASC in November 2006. The purchase price of this 10% interest is based on a multiple of the ASC’s twelve-month trailing earnings before interest, taxes, depreciation and amortization (“EBITDA”).

      We have an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. The purchase price of this 26% interest is based on a multiple of the ASC’s twelve-month trailing EBITDA. If we elect not to exercise this option by July 2007, we have the option to sell our minority interest to our physician-partner for the original purchase price paid. If we elect not to exercise that option by September 2007, our physician-partner has the option to purchase our minority interest at the original purchase price paid.

     Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest.

     We have a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, we will pay Alcon a monthly fee based on the number of procedures performed on each of our LADARVision Systems. We are required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming we do not procure additional LADARVision Systems under the agreement, the annual minimum commitment for 2006 would be approximately $0.8 million.

Off-Balance Sheet Arrangements

     Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

     We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
		Less			More
Contractual		than 1			than
Obligations	Total	year	1-3 years	3-5 years	5 years

Capital lease	$655	$276	$287	$92	$—
Operating lease	18,872	3,809	6,422	4,432	4,209
Long-term debt (1)	17,000	—	17,000	—	—
Interest payments on long-term debt (1)	2,380	952	1,428	—	—
Notes payable	115	115	—	—	—
Purchase commitments	3,276	1,775	1,085	416	—
					—
Total	$42,298	$6,927	$26,222	$4,940	$4,209

	Expiration by period (dollars in thousands)
		Less			More
Commercial		than			than
Commitments	Total	1 year	1-3 years	3-5 years	5 years

Letter of Credit	$285	$285	$—	$—	$—
Total	$285	$285	$—	$—	$—
____________________

(1)	Balance is amount outstanding under our revolving credit facility that expires June 30, 2008. Interest payments are based on the amount and weighted average interest rate of debt outstanding at December 31, 2005.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R supercedes APB No. 25, FAS 123, as amended by FAS No. 148, and related interpretations. Under SFAS No. 123R, compensation cost for stock-based employee compensation is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. We currently plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. We expect the after-tax non-cash compensation charge for stock options and restricted stock granted through December 31, 2005, as a result of the adoption of SFAS No. 123R, to be in the range of $0.9 million to $1.0 million, or $0.04 per diluted share, for 2006.

     In June 2005, the FASB ratified the conclusions of Emerging Issues Task Force No. 04-05 (EITF 04-05), Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity. EITF 04-05 is effective for all limited partnerships beginning January 1, 2006. We do not expect the adoption of EITF 04-05 to have a material impact on our financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We are required to adopt SFAS 154 during the first quarter of 2006. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). In December 2003, the FASB issued a new version of FIN 46. FIN 46, in both its original and revised versions, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should consolidate a VIE for financial reporting purposes. FIN 46 was initially effective for VIEs created after January 31, 2003, with the provisions of the revised FIN 46 effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On December 31, 2005, we had $17 million outstanding under our credit facility. Accordingly, a hypothetical 100 basis point interest in market interest rates would result in an additional annual interest expense of $170,000. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.00%, varying upon our ability to meet financial covenants.

     We have not used any derivative financial instruments relating to the risk associated with changes in interest rates.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and financial statement schedules, with the Reports of Independent Registered Public Accounting Firms, listed in Item 15 are included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

     We have carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

     Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our senior management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We acquired several ASCs during 2005. Accordingly, management’s evaluation of internal control over financial reporting excluded the following ASCs acquired during 2005, with total assets of $20.9 million and net revenue of $4.8 million included in our consolidated financial statements as of and for the year ended December 31, 2005, respectively: Berkley, Michigan; Denver, Colorado; Fremont, Nebraska; and Whittier, California.

     Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2005. BDO Siedman, LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included with our financial statements in Item 15(a)(1) and incorporated by reference.

     Management’s Consideration of the Restatement

     In arriving at the conclusion that the internal controls over financial reporting were effective as of December 31, 2005, management considered the control deficiency related to the determination and application of generally accepted accounting principles relating to certain written call options granted in 2002, which resulted in the need to restate previously issued financial statements as disclosed in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K. After reviewing and analyzing the facts and circumstances surrounding the restatement, including, but not limited to, the complexity of the accounting guidance as it relates to physically settled written call options on a non-public subsidiary’s equity, management concluded that the control deficiency that resulted in the restatement of prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information in response to this item is incorporated by reference from the “Proposal No. 1 — Election of Directors,” “Other Directors” and “Executive Officers” sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”).

Item 11. Executive Compensation

     The information in response to this item is incorporated by reference from the “Executive Compensation” section of the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information in response to this item is incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” sections of the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information in response to this item is incorporated by reference from the “Certain Relationships and Related Transactions” section of the 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information in response to this item is incorporated by reference from the “Disclosure of Auditor Fees” section of the 2006 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

	1.	The following consolidated financial statements of the Company, with the reports of independent registered public accounting firms, are filed as part of this Form 10-K:
  Reports of Independent Registered Public Accounting Firms
  Consolidated Balance Sheets
  Consolidated Statements of Operations
  Consolidated Statements of Stockholders’ Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements
	2.	The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K: Schedule II – Rule 12-09 Valuation Reserves

(b)	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit
Number	Exhibit

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(B)	Amended and Restated Bylaws of the Registrant
3.3(H)	Certificate of Ownership and Merger
4.1(A)	Specimen stock certificate representing Common Stock
4.2(A)	Registrant's Rights Agreement
10.1(B)	Registrant's Amended and Restated Stock Incentive Plan
10.2(A)	Registrant's Amended and Restated 1999 Stock Purchase Plan
10.3(A)	Indemnification Agreement
10.4(A)	Registration Rights Agreement
10.5(A)	Subordinated Registration Rights Agreement
10.23(C)*	Alcon Laboratories, Inc. Agreement
10.25(D)	Employment Agreement dated August 17, 2001 with E. Michele Vickery
10.27(E)	Employment Agreement dated October 16, 2001 with Scott T. Macomber
10.31(F)	Registrant’s 2000 Employee Stock Incentive Plan
10.32(F)	Registrant’s 2001 Employee Stock Incentive Plan
10.33(G)*	Amendment No. 1 to Alcon Laboratories, Inc. Agreement
10.35(I)	Fourth Amended and Restated Credit Agreement dated as of October 15, 2004
10.36(J)	Registrant’s 2005 Stock Incentive Plan
10.37(J)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan
10.38(J)	First Amendment to Employment Agreement dated July 15, 2005 with Scott T. Macomber
10.39(J)	First Amendment to Employment Agreement dated July 15, 2005 with E. Michele Vickery
10.40(K)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for Outpatient Surgery
10.41(L)	Employment Agreement dated as of October 27, 2005 with Thomas S. Hall
10.42(M)	Registrant’s 2005 Restricted Stock Plan
10.43(L)	Restricted Stock Award Agreement dated as of October 27, 2005 with Thomas S. Hall
10.44(N)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza Surgery Center, LLP

21	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of BDO Seidman, LLP

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(A)	Incorporated by reference to the corresponding Exhibit of the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-79271).
(B)	Incorporated by reference to the corresponding Exhibit of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.
(C)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001.
(D)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 13, 2001.
(E)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.
(F)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2003.
(G)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003.
(H)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.
(I)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2004.
(J)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.
(K)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.
(L)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2005.
(M)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 27, 2005 (Registration Statement No. 333-129250).
(N)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

*	Portions of this Exhibit have been omitted based upon a request for confidential treatment of this document; omitted portions have been separately filed with the Commission.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheet of NovaMed, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index as of and for the year ended December 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc. and subsidiaries at December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the 2005 information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NovaMed’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 27, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
April 27, 2006

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

We have audited management's assessment, included in the accompanying Management’s Report that NovaMed, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of four of its ambulatory surgery centers (ASCs), which the Company acquired on various dates during 2005, and whose financial statements reflect total assets and net revenue constituting $20.9 million and $4.8 million, respectively, of the related consolidated amounts as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these four ASCs.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheet of NovaMed, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated April 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Chicago, Illinois
April 27, 2006

Report of Independent Auditors

To the Board Directors and Shareholders
of NovaMed, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NovaMed, Inc. and its subsidiaries at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the accompanying 2004 and 2003 financial statements have been restated.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2005, except for Note 2, for which the date is April 27, 2006

NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2005	2004
ASSETS		(restated)
Current assets:
Cash and cash equivalents, including $1,127 and $387 of
restricted cash, respectively	$1,690	$500
Accounts receivable, net of allowances of $13,941 and
$9,998, respectively	11,933	10,183
Notes and amounts due from related parties	541	719
Inventory	2,012	1,513
Prepaid expenses and deposits	1,310	1,165
Current assets of discontinued operations	—	76
Total current assets	17,486	14,156
Property and equipment, net	9,940	8,045
Intangible assets, net	68,299	51,040
Noncurrent deferred tax assets, net	470	2,248
Other assets, net	967	1,052
Noncurrent assets of discontinued operations	—	246
Total assets	$97,162	$76,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,529	$4,810
Accrued expenses	4,897	6,758
Current maturities of long-term debt	302	274
Current liabilities of discontinued operations	89	386
Total current liabilities	10,817	12,228
Long-term debt, net of current maturities	17,404	5,314
Minority interests	10,266	8,424
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000
shares authorized, none outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value, 81,761,465 shares
authorized, 26,783,396 and 25,649,921 shares issued at
December 31, 2005 and 2004, respectively.	268	256
Additional paid-in-capital	84,830	79,710
Deferred compensation	(1,572)	—
Accumulated deficit	(17,393)	(22,982)
Treasury stock, at cost, 4,386,641 and 4,208,743 shares at
December 31, 2005 and 2004, respectively.	(7,458)	(6,163)
Total stockholders’ equity	58,675	50,821
Total liabilities and stockholders’ equity	$97,162	$76,787

The accompanying notes are an integral part of these consolidated financial statements.

     NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Net revenue:
Surgical facilities	$60,169	$45,704	$35,428
Product sales and other	21,057	17,944	19,096
Total net revenue	81,226	63,648	54,524

Operating expenses:
Salaries, wages and benefits	25,844	21,420	20,067
Cost of sales and medical supplies	19,628	15,434	13,199
Selling, general and administrative	16,939	13,464	11,532
Depreciation and amortization	2,458	2,445	2,634
Total operating expenses	64,869	52,763	47,432

Operating income	16,357	10,885	7,092
Other (income) expense:
Interest expense.	763	226	119
Interest income	(42)	(84)	(130)
Minority interests in earnings of consolidated entities	7,372	4,863	2,602
Gain on sale of minority interests	(110)	(99)	(892)
Earnings of non-consolidated affiliate	(106)	(23)	—
Change in fair market value of written call options on
subsidiaries	—	1,613	1,62
Other	(361)	(106)	(181)
Total other (income) expense	7,516	6,390	3,140
Income before income taxes	8,841	4,495	3,952
Income tax provision	3,536	2,442	2,230

Net income from continuing operations	5,305	2,053	1,722
Net income from discontinued operations	213	793	147
Gain on sale of discontinued operations	71	—	—
Net income	$5,589	$2,846	$1,869

Net earnings per common share from continuing operations:
Basic	$0.24	$0.10	$0.08
Diluted	$0.22	$0.09	$0.08
Net earnings per common share:
Basic	$0.25	$0.13	$0.09
Diluted	$0.23	$0.12	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock					Treasury Stock
				Deferred	Retained
			Additional	Compensation	Earnings			Total
			Paid-In	Restricted	(Accumulated)			Stockholders’
	Shares	Par Value	Capital	Stock	(Deficit)	Shares	At Cost	Equity
Balance, December 31, 2002 -
restated	24,905	$249	$77,753	$—	$(27,697)	(2,473)	$(2,222)	$48,083

Shares received as consideration
in divestiture transactions.	—	—	—	—	—	(1,370)	(2,238)	(2,238)
Stock options exercised	101	1	171	—	—	—	—	172
Shares issued - employee stock
purchase plan	40	—	40	—	—	—	—	40
Net income - restated	—	—	—	—	1,869	—	—	1,869
Balance, December 31, 2003 -
restated	25,046	250	77,964	—	(25,828)	(3,843)	(4,460)	47,926

Shares received as consideration
in divestiture transactions.	—	—	170	—	—	(366)	(1,703)	(1,533)
Stock options exercised	583	6	1,529	—	—	—	—	1,535
Shares issued - employee stock
purchase plan	21	—	47	—	—	—	—	47
Net income - restated	—	—	—	—	2,846	—	—	2,846
Balance, December 31, 2004 -
restated	25,650	256	79,710	—	(22,982)	(4,209)	(6,163)	50,821

Shares received as consideration
in divestiture transactions.	—	—	—	—	—	(49)	(301)	(301)
Stock options exercised	864	9	3,423	—	—	(129)	(994)	2,438
Shares issued - employee stock
purchase plan	19	—	77	—	—	—	—	77
Restricted stock grant	250	3	1,620	(1,623)	—	—	—	—
Deferred compensation
recognized	—	—	—	51	—	—	—	51
Net income	—	—	—	—	5,589	—	—	5,589

Balance, December 31, 2005	26,783	$268	$84,830	$(1,572)	$(17,393)	(4,387)	$(7,458)	$58,675

The accompanying notes are an integral part of these consolidated financial statements.

     NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Cash flows from operating activities:
Net income	$5,589	$2,846	$1,869
Adjustments to reconcile net income to net cash provided by
continuing operations, net of effects of purchase transactions:
Net income from discontinued operations	(284)	(793)	(147)
Depreciation and amortization	2,458	2,445	2,634
Gain on sale of minority interests	(110)	(99)	(892)
Earnings of non-consolidated affiliate	(106)	(23)	—
Deferred compensation	51	—	—
Deferred taxes	3,308	2,379	2,230
Minority interests	7,372	4,863	2,602
Distributions to minority partners	(7,229)	(3,743)	(2,184)
Changes in operating assets and liabilities—
Accounts receivable	(609)	(378)	(1,142)
Inventory	(390)	92	(336)
Other current assets	(41)	(38)	3,894
Other noncurrent assets	97	88	221
Accounts payable, accrued expenses and income taxes
payable	1,653	2,513	516
Net cash provided by continuing operations	11,759	10,152	9,265

Cash flows from investing activities:
Payments for acquisitions, net	(22,172)	(26,896)	—
Purchases of property and equipment	(2,608)	(2,044)	(2,884)
Proceeds from sale of minority interests	941	1,138	2,575
Proceeds from sale of property and equipment	63	101	331
Proceeds from sale of securities	40	74	—
Net cash (used in) provided by investing activities	(23,736)	(27,627)	22

Cash flows from financing activities:
Borrowings under revolving credit agreement	45,800	19,000	825
Payments under revolving credit agreement	(33,800)	(14,000)	(825)
Proceeds from the issuance of stock, net of issuance costs	1,055	889	171
Payments of other debt, debt issuance fees and capital lease
obligations	(407)	(146)	(170)
Net cash provided by financing activities	12,648	5,743	1

Cash flows from discontinued operations:
Operating activities	74	(124)	(2,164)
Investing activities	445	555	2,720
Financing activities	—	—	—
Net cash provided by discontinued operations	519	431	556

Net increase (decrease) in cash and cash equivalents	1,190	(11,301)	9,844
Cash and cash equivalents, beginning of year	500	11,801	1,957
Cash and cash equivalents, end of year	$1,690	$500	$11,801

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. GENERAL INFORMATION

Description of the Business

     NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company’s primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2005, the Company owned and operated 28 ASCs where surgeons perform various surgical procedures, predominantly ophthalmic procedures. The Company owned a majority interest in 23 of its ASCs and a minority interest in two ASCs, with physicians owning the remaining equity interests in these 25 ASCs. The Company owns all of the equity interests in its other three ASCs. In the future the Company may elect to sell to physicians a minority interest in these three facilities. The Company also has laser services agreements pursuant to which it provides excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

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

2. RESTATEMENT

     These consolidated financial statements have been restated for the years ending December 31, 2004, 2003, and 2002 (including interim periods), and the first three fiscal quarters of 2005.

     During the course of the preparation of the Company’s financial statements for the year ended December 31, 2005, errors were identified with respect to the Company’s application of generally accepted accounting principles relating to certain written options (“the ASC Options”) granted by the Company to several physicians. The terms of the ASC Options provided these physicians with the right to acquire equity interests held by the Company in specified ASCs for fixed prices at various dates in the future. Historically, the Company has not accounted for the written call options. The Company purchased these written call options from the physicians in August of 2004 and March of 2005, see Note 6, for $200 and $3,600, respectively, and incorrectly recorded the purchase price as additional goodwill. The Company has determined that the ASC Options should have been initially recorded, at grant date, as a liability in its financial statements at their fair market value. The Company has also determined that the initial liability recorded should have been adjusted during each subsequent fiscal quarter for changes in fair market value with an offsetting adjustment to earnings and that upon the purchase of the call options from the physicians, the liability should have been eliminated with the difference between the purchase price and the liability being recorded as a gain or loss.

Effects of the Restatement

     The restatement also impacted or made changes to the following financial statement footnotes: Note 3, 4, 6, 8, 9, 11, 17, and 20.

     The following tables set forth the effects of the restatement relating to the ASC Options on the affected line items within the Company’s previously reported Consolidated Financial Statements for the periods shown below:

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	As of December 31,
	2004	2004
	As
	previously
	reported	As restated
Consolidated Balance Sheets data:
Intangible assets, net	$ 51,240	$ 51,040
Total Assets	76,987	76,787
Accrued expenses	3,158	6,758
Total current liabilities	8,628	12,228
Accumulated deficit	(19,182)	(22,982)
Total stockholders’ equity	54,621	50,821
Total liabilities and stockholders’ equity	76,987	76,787

	December 31,
	2004	2004	2003	2003
	As		As
	previously		previously
	reported	As restated	reported	As restated
Consolidated Statement of Operations data:
Change in fair market value of written call options on
subsidiaries	$—	$1,613	$—	$1,622
Total other (income) expense	4,777	6,390	1,518	3,140
Income before income taxes	6,108	4,495	5,574	3,952
Net income from continuing operations	3,666	2,053	3,344	1,722
Net income	4,459	2,846	3,491	1,869

Net earnings per common share from continuing
operations:
Basic	$0.17	$0.10	$0.16	$0.08
Diluted	$0.16	$0.09	$0.15	$0.08

Net earnings per common share:
Basic	$0.21	$0.13	$0.16	$0.09
Diluted	$0.19	$0.12	$0.16	$0.08

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	December 31,
	2004	2004	2003	2003	2002	2002
	As		As		As
	previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated
Consolidated Statement of Stockholders’
Equity data:
Net income	$ 4,459	$ 2,846	$ 3,491	$ 1,869	$210	$(193)

Balance, December 31:
Retained Earnings (Accumulated
Deficit)	(19,182)	(22,982)	(23,641)	(25,828)	(27,132)	(27,697)
Total Stockholders’ Equity	54,621	50,821	50,113	47,926	48,648	48,083

     Only certain individual line items within net cash provided by continuing operations have been restated in the statements of cash flows for 2004 and 2003. Net cash flow from continuing operations for these periods was not affected by the restatement.

     The effect of the restatement on the quarterly financial statements by line item is as follows:

	As of March 31, 2005		As of June 30, 2005		As of September 30, 2005
	As		As		As
	previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated
Consolidated Balance Sheets data:
Intangible assets, net	$ 58,402	$ 54,421	$ 60,605	$ 56,624	$ 60,491	$ 56,510
Total Assets	86,383	82,583	90,936	87,136	90,147	86,347
Accumulated deficit	(17,828)	(21,628)	(16,449)	(20,249)	(14,822)	(18,622)
Total stockholders’ equity	55,991	52,191	57,784	53,984	60,659	56,859
Total liabilities and stockholders’
equity	86,383	82,583	90,936	87,136	90,147	86,347

	As of March 31, 2004		As of June 30, 2004		As of September 30, 2004
	As		As		As
	previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated
Consolidated Balance Sheets data:
Intangible assets, net	$ 26,562	$ 26,562	$ 34,670	$ 34,670	$ 47,398	$ 47,198
Total Assets	65,125	65,125	66,713	66,713	77,381	77,181
Accrued expenses	2,451	4,770	2,439	5,656	3,160	6,353
Total current liabilities	8,498	10,817	8,563	11,780	9,122	12,315
Accumulated deficit	(22,300)	(24,619)	(21,471)	(24,688)	(20,401)	(23,794)
Total stockholders’ equity	50,146	47,827	51,043	47,826	52,884	49,491
Total liabilities and stockholders’
equity	65,125	65,125	66,713	66,713	77,381	77,181

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     As a result of the restatement, previously reported statement of operations data for 2005 were not affected.

	As of March 31, 2004		As of June 30, 2004		As of September 30, 2004
	As		As		As
	previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated
Consolidated Statement of Operations
data:
Change in fair market value of written
call options on subsidiaries	$—	$132	$—	$ 898	$—	$176
Total other (income) expense	539	671	1,127	2,025	1,601	1,777
Income before income taxes	1,179	1,047	1,267	369	1,719	1,543
Net income from continuing
operations	708	576	760	(138)	1,031	855
Net income	1,342	1,210	829	(69)	1,070	894

Net earnings per common share from
continuing operations:
Basic	$0.03	$0.03	$0.04	$ (0.01)	$0.05	$0.04
Diluted	$0.03	$0.02	$0.03	$ (0.01)	$0.05	$0.04

Net earnings per common share:
Basic	$0.06	$0.06	$0.04	$ 0.00	$0.05	$0.04
Diluted	$0.06	$0.05	$0.04	$ 0.00	$0.05	$0.04

	As of March 31, 2003		As of June 30, 2003		As of September 30, 2003
	As		As		As
	previously		previously		previously
	reported	As restated	reported	As restated	reported	As restated
Consolidated Statement of Operations
data:
Change in fair market value of written
call options on subsidiaries	$—	$578	$—	$ 310	$—	$266
Total other (income) expense	440	1,018	648	958	826	1,092
Income before income taxes	851	273	1,252	942	1,258	992
Net income from continuing
operations	508	(70)	752	442	753	487
Net income	563	(15)	790	480	798	532

Net earnings per common share from
continuing operations:
Basic	$0.02	$0.00	$0.04	$ 0.02	$0.04	$0.02
Diluted	$0.02	$0.00	$0.03	$ 0.02	$0.03	$0.02

Net earnings per common share:
Basic	$0.03	$0.00	$0.04	$ 0.02	$0.04	$0.02
Diluted	$0.03	$0.00	$0.04	$ 0.02	$0.04	$0.02

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The effect of the restatement on the Company’s segments by line item is as follows:

	Surgical Facilities
	As
	previously	As
	reported	restated
2004:
Earnings (loss) before taxes	$8,791	$7,178
Identifiable assets	59,454	59,254

2003:
Earnings (loss) before taxes	9,151	7,529
Identifiable assets	30,163	30,163

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

     The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. In addition, the Company consolidates the accounts of an ASC in which it does not hold a majority ownership interest because the Company maintains effective control over the ASC’s assets and operations. The Company uses the equity method of accounting for the other ASC in which it owns a minority interest. The Company consolidates two physician practice management (PPM) entities under the guidance of EITF 97-2 “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to three of its limited liability company agreements, the cash held by each entity is restricted to that entity’s use. The cash balance subject to such restrictions was $1,127 and $387, at December 31, 2005 and 2004, respectively. Pursuant to one of its limited liability company agreements, reserves established to fund the operating and other liabilities of that entity are to be held in that entity’s bank account. The cash balance subject to such restriction was $0 at December 31, 2005 and 2004.

Inventory

     Inventory consists primarily of optical products such as eyeglass frames, optical lenses and contact lenses, as well as surgical supplies used in connection with the operation of the Company's ASCs. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Year ended December 31,	2005	2004
Optical products	$824	$711
Surgical supplies	967	707
Other	221	95
Total inventory	$2,012	$1,513

Property and Equipment

     Property and equipment are stated at lower of cost or fair value at the date of acquisition. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years for equipment, computer software, furniture and fixtures, and the lesser of the lease term or 10 years for leasehold improvements. Routine maintenance and repairs are charged to expense as incurred.

Intangible Assets

     The Company's acquisitions and affiliations involve the purchase of tangible and intangible assets and the assumption of certain liabilities. As part of the purchase price allocation, the Company allocates the purchase price to the tangible assets acquired and liabilities assumed, based on estimated fair market values, with the remainder of the purchase price allocated to intangibles. The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill is not amortized but is subject to an annual impairment assessment in relation to its fair value.

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

     The Company accounts for impairment and disposal of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Although SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB Opinion 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), the accounting treatment related to the Company’s decision in September 2001 to discontinue its management services segment under APB Opinion 30 was not impacted. During 2002, the Company sold additional operations not contemplated in its 2001 divestiture plan. The sale of these businesses, as well as the sale of its interest in an ASC during 2005, were accounted for under SFAS 144.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

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

     The Company has historically granted certain physicians physically settled written call options on the equity of certain ASCs. The Company’s policy is to estimate and record the fair market value of these call options on the grant date and record subsequent increases and decreases in the fair market value as expense or income, respectively, in the Company’s Consolidated Statement of Operations. If the related option is subsequently exercised, the Company's policy is to reverse the cumulative effect of the previously recorded expense or income associated with changes in the fair market value of the written call options.

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

     Product Sales and Other

     The Company’s optical products purchasing organization negotiates volume buying discounts with optical products manufacturers. The buying discounts and any handling charges billed to the members of the buying group represent the revenue recognized for financial reporting purposes. Revenue is recognized as orders are shipped to members. The Company bases its estimates for sales returns and discounts on historical experience and has not experienced significant fluctuations between estimated and actual return activity and discounts given. Revenue generated from affiliated ophthalmologists and optometrists with whom the Company has a management services agreement is eliminated in consolidation.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The Company’s optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for discounts. The Company’s marketing products and services company recognizes revenue when the product is shipped or service rendered.

     The Company owns the net operating assets and has long-term service agreements (SAs) with an ophthalmology practice and an optometric practice with a retail optical store. The Company provides services, facilities and equipment under these SAs. The SAs have 25 to 40-year terms and require the Company to provide all of the business, administrative and financial services necessary to operate the practices and the retail optical store. The Company recognizes the revenue of the SAs based on services performed and retail sales adjusted for contractual arrangements. These practices are consolidated in the Company’s financial statements and all intercompany transactions are eliminated.

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

Stock Compensation

     As discussed in Recent Accounting Pronouncements on page F-17 of this Form 10-K, the Company will adopt a new accounting standard regarding its accounting for stock-based employee compensation effective January 1, 2006. Prior to that date, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. In November 2005, the Company issued 250,000 shares of restricted stock under its 2005 Restricted Stock Plan, and $51 of compensation expense was recognized in 2005. See Note 16 for additional information regarding stock plans.

	2005	2004	2003
		(restated)	(restated)
Net income — as reported	$5,589	$2,846	$1,869
Deduct: Total stock-based employee compensation
expense, net of related tax effects	(640)	(879)	(1,452)
Pro forma net income	4,949	$1,967	$417

Earnings per share:
Basic – as reported	$0.25	$0.10	$0.09
Basic – pro forma	$0.23	$0.09	$0.02

Diluted – as reported	$0.23	$0.14	$0.08
Diluted – pro forma	$0.21	$0.09	$0.02

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected option life in years	4	4	4
Risk-free interest rate	3.93%	2.50%	2.44%
Dividend yield	—	—	—
Expected volatility	.660	.708	.830

Concentration of Credit Risk

     For the years ended December 31, 2005, 2004 and 2003, approximately 39%, 40% and 40%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS 123R supercedes APB No. 25, FAS 123, as amended by FAS No. 148, and related interpretations. Under SFAS No. 123R, compensation cost for stock-based employee compensation is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. We currently plan to adopt SFAS No. 123R in the first quarter of 2006 using the modified prospective method. We expect the after-tax non-cash compensation charge for stock options and restricted stock granted through December 31, 2005, as a result of the adoption of SFAS No. 123R, to be in the range of $0.9 million to $1.0 million, or $0.04 per diluted share, for 2006.

     In June 2005, the FASB ratified the conclusions of Emerging Issues Task Force No. 04-05 (EITF 04-05), Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity. EITF 04-05 is effective for all limited partnerships beginning January 1, 2006 and we do not expect the adoption of EITF 04-05 to have a material impact on our financial condition or results of operations.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principal and applies to all voluntary changes in accounting principal. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

period-specific effects or the cumulative effect of the change. We are required to adopt SFAS 154 during the first quarter of 2006. We do not expect the adoption of SFAS 154 to have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). In December 2003, the FASB issued a new version of FIN 46. FIN 46, in both its original and revised versions, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should consolidate a VIE for financial reporting purposes. FIN 46 was initially effective for VIEs created after January 31, 2003, with the provisions of the revised FIN 46 effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have an impact on our financial position or results of operations.

4. EARNINGS PER COMMON SHARE (EPS)

     Diluted EPS is calculated by dividing net income by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and restricted stock, is calculated using the treasury stock method.

     Earnings per common share is calculated as follows:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Net income from continuing operations	$5,305	$2,053	$1,722
Net income from discontinued operations	284	793	147
Net income	$5,589	$2,846	$1,869

Basic weighted average number of common shares
outstanding	21,742	21,181	21,470
Effect of dilutive securities—
stock options and restricted stock	2,100	1,907	644
Diluted weighted average number of shares
outstanding	23,842	23,088	22,114

Basic earnings per common share:
Continuing operations	$0.24	$0.10	$0.08
Discontinued operations	0.01	0.04	0.01
Basic earnings per share	$0.25	$0.14	$0.09

Diluted earnings per common share:
Continuing operations	$0.22	$0.09	$0.08
Discontinued operations	0.01	0.03	0.01
Diluted earnings per share	$0.23	$0.12	$0.09

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

5. STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Year ended December 31,
	2005	2004	2003
Supplemental cash information:
Interest paid	$615	$157	$86
Income taxes paid	430	185	158
Income tax refunds received	45	123	4,002

     The tax refunds received in 2003 were primarily from the carryback of 2001 and 2002 federal net operating losses to tax years 1997 through 2000.

     During 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories. Because the Company continues to have obligations to Alcon, the Company established a reserve for $237 which is evaluated quarterly and adjusted as necessary. During 2005, the reserve was reduced by approximately $23.

Non-cash investing and financing activities:

     During the third quarter of 2005, the Company received 129,180 shares of its common stock from the estate of Stephen J. Winjum to fund the $994 aggregate option exercise price of 240,000 options due to expire on August 21, 2005. These were recorded as treasury shares.

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

     In 2005, 2004 and 2003, the Company obtained medical equipment by entering into capital leases for $368, $281 and $105, respectively.

6. ACQUISITIONS AND SALES OF MINORITY INTERESTS

     The Company generally accounts for acquisitions of majority equity interests in ASCs using the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

     The Company acquired a majority interest in four ASCs during 2005 and acquired a majority interest in six ASCs and a minority interest in one ASC during 2004. Total cash acquisition cost in 2005 for these ASCs was $18,464 of which the Company allocated $17,322 to goodwill. Total cash acquisition cost in 2004 was $26,079 of which the Company allocated $24,190 to goodwill. The Company made no acquisitions in 2003. The goodwill is not amortized in accordance with SFAS 142 and is expected to be fully deductible for tax purposes.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The following unaudited pro forma results of operations assume that the business acquisitions in 2005 and 2004 described above occurred as of January 1, 2004. The unaudited pro forma results from continuing operations below are based on historical results of operations and do not necessarily reflect actual results that would have occurred:

	Year ended December 31,
Pro forma results	2005	2004
Net revenue	$88,327	$82,616
Operating income	19,257	18,235
Net income from continuing operations	6,194	4,421
Net income	6,478	5,214
Earnings per common share from continuing
operations:
Basic	0.28	0.21
Diluted	0.26	0.19
Earnings per common share:
Basic	0.30	0.25
Diluted	0.27	0.23

     Effective March 25, 2005, the Company entered into an Option Purchase Agreement with its two physician-partners in its Overland Park, KS ASC. These physician-partners had previously given notice of their intent to exercise an option to purchase all of the Company’s interest in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, the Company purchased this option from these physician-partners for an aggregate sum of $3,600, with $1,800 paid to each physician-partner. As a result of this transaction, the option was terminated and the Company has retained its 51% interest in this ASC. See Note 2 for discussion of the historical accounting treatment of this written call option and its impact on these restated financial statements.

     In August 2004, the Company paid the 49% physician-partner of its Merrillville, IN ASC to terminate his option to purchase the Company’s 51% interest. See Note 2 for discussion of the historical accounting treatment of this written call option and its impact on these restated financial statements.

     Also during 2004, the Company exercised its option to purchase the 20% minority equity interest in one of its Kansas City, MO ASCs from its physician-partners. The Company now owns 100% of this ASC. In addition, a physician-partner of the Thibodaux, LA ASC exercised his right to sell the Company a 10% interest, decreasing the physician’s interest to 30%. The Company paid $816 for the above transactions.

     In 2004, the Company opened a new ASC in New Albany, IN with two physician-partners who then each owned 32% of the facility. These physicians had been performing pain management procedures in the Company’s other New Albany, IN ASC. In 2003, the Company built a new ASC in Kansas City, MO with a physician-partner who owns 49% of the facility. This physician had been performing procedures in one of our existing Kansas City ASCs. All of these entities are consolidated into the financial statements of the Company and the minority shareholder interests in the earnings and assets of those ASCs are reflected in the minority interest line of the consolidated financial statements.

     The Company also sold minority equity interests in eight of its existing ASCs during 2005, 2004 and 2003 to various physicians. From the sale of minority interests, the Company received in the aggregate approximately $941 in cash proceeds in 2005, approximately $1,138 in cash proceeds in 2004 and approximately $1,950 in cash proceeds and 261,000 shares of its common stock in 2003.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Location	Interest % sold	Effective Date
Richmond, VA	10%	January 2003
Chicago, IL	17.5%	February 2003
Maryville, IL	10%	February 2003
Richmond, VA	10%	September 2003
Maryville, IL	10%	September 2003
Kansas City, MO	49%	October 2003
Chicago, IL	3%	December 2003
New Albany, IN	20%	December 2003
Chattanooga, TN	22.5%	February 2004
New Albany, IN	10%	March 2004
Chattanooga, TN	8%	May 2004
Chattanooga, TN	7.5%	July 2004
Columbus, GA	26%	April 2005
Richmond, VA	29%	April 2005
Columbus, GA	2.5%	July 2005
River Forest, IL	5%	August 2005

7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31, 2005 and 2004:

	2005	2004
Equipment	$14,713	$12,817
Information technology	2,050	1,970
Furniture and fixtures	873	823
Leasehold improvements	5,716	4,059
	23,352	19,669
Less--Accumulated depreciation
and amortization	(13,412)	(11,624)
	$9,940	$8,045

     Depreciation and amortization expense for property and equipment in 2005, 2004 and 2003 was $2,458, $2,445 and $2,634, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company accounts for intangible assets in accordance with SFAS 142. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical	Product			Amortized
	Facilities	Sales	Other	Total	Intangibles
Balance January 1, 2003	$20,159	$5,475	$941	$26,575	$—
Two year non-compete agreement	—	—	—	—	43
Purchase price adjustments	(29)	—	—	(29)	—
Amortization	—	—	—	—	(21)
Balance December 31, 2003	20,130	5,475	941	26,546	22
Acquisitions - restated	24,494	—	—	24,494	—
Amortization	—	—	—	—	(22)
Balance December 31, 2004-restated	44,624	5,475	941	51,040	—
Acquisitions	17,287	—	—	17,287	108
Purchase price adjustments	(106)	—	—	(106)	—
Amortization	—	—	—	—	(30)
Balance December 31, 2005	$61,805	$5,475	$941	$68,221	$78

9. ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2005 and 2004:

	2005	2004
		(restated)
Deferred revenue	$1,244	$251
Fair market value of written call options on subsidiaries	—	3,600
Accrued payroll and related benefits	1,237	979
Accrued incentive compensation	962	866
Accrued professional fees	410	313
Accrued business taxes	276	206
Alcon reserve minimum	214	237
Current deferred tax liability	126	81
Restructuring reserves	—	38
Other	428	187
	$4,897	$6,758

10. DISCONTINUED OPERATIONS

     As of January 1, 2002, the Company adopted SFAS 144 under which it reports as discontinued operations certain operations that have been disposed of or are classified as held for sale. Under SFAS 144, projected operating results and the estimated gain or loss on sale is not accrued for when the decision to sell is made. Rather, the earnings or losses of discontinued operations continue to be reported, and any gain or loss is recognized at the time of sale.

     Effective November 1, 2005, the Company sold its 80% interest in an ASC located in St. Joseph, MO to its physician-partners resulting in net gain on sale of $71. The Company sold its interest due to state licensure issues unique to this ASC as well as its limited growth potential. The operating results of this ASC are being reported as discontinued operations for all periods presented.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     During the first quarter of 2005, the Company received 31,200 shares of its common stock as settlement of a dispute related to liquidating damages due the Company from a former affiliated physician. The value of these shares as of the settlement date, net of tax, of $122 is reported as income from discontinued operations.

     During the first quarter of 2004, a former affiliated physician repaid a note secured by shares of the Company’s stock by tendering such shares to the Company. (For additional information regarding the note please refer to Note 18 “Related Party Transactions.”) When the Company implemented its Plan of Discontinued Operations and Restructuring in 2001, the market value of the shares with which the loan was secured was significantly below the value of the note. Included in the initial discontinued operations charge was the establishment of a valuation allowance against the note to adjust it to its secured value based on the then current market value of the collateral shares. When shares were tendered in repayment of the note, the market value of the shares exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations. At the end of 2004, the Company reviewed its remaining lease commitments, expiring through May 2005, and other costs to complete its exit from the Physician Practice Management (“PPM”) business. As a result of this review, approximately $325 of excess reserve was reversed and reported as income from discontinued operations.

     On December 19, 2003, the Company completed all of its planned divestiture transactions. From the sale of the PPM business, two ASCs and five optical dispensaries, all of which have been treated as discontinued operations, the Company has received proceeds of $19,384, consisting of $19,319 in cash and $65 in promissory notes with multi-year terms. The Company also received as consideration 2.7 million shares of its common stock.

     The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2005	2004	2003
Net revenue	$726	$927	$2,644
Operating expenses	542	(691)	4,634
Interest and other expense, net	(165)	62	51
Income (loss) from operations before income taxes	349	1,556	(2,041)
Income tax provision (benefit)	136	763	(817)
Net income (loss) from operations	213	793	(1,224)
Net loss charged to reserves	—	—	(1,371)
Net income per statement of operations	$213	$793	$147

Gain on disposal	$118	$—	$—
Income tax expense	47	—	—
Net gain on disposal of discontinued operations	$71	$—	$—

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The balance sheet components of discontinued operations are summarized as follows (in thousands):

	2005	2004

Accounts and notes receivable	$—	$54
Inventory	—	5
Other current assets	—	17
Current assets of discontinued operations	$—	$76

Net property and equipment	$—	$65
Intangible assets	—	181
Noncurrent assets of discontinued operations	$—	$246

Accounts payable	$—	$39
Accrued expenses	—	9
Minority interests	—	92
Discontinued operations reserves	89	246
Current liabilities of discontinued operations	$89	$386

11. INCOME TAXES

     The income tax provision from continuing operations consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Current
Federal	$—	$—	$—
State	228	63	—
	228	63	—
Deferred
Federal	2,932	2,022	1,889
State	376	357	341
	3,308	2,379	2,230
	$3,536	$2,442	$2,230

     A reconciliation of income tax expense for financial reporting purposes and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2005	2004	2003
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net	4.9	4.8	4.8
Valuation Allowance	—	14.3	16.4
Other	1.1	1.2	1.2
Provision for income taxes	40.0%	54.3%	56.4%

     At December 31, 2005, the Company had federal net operating loss carryforwards of $1,045 and $262 of federal alternative minimum tax credits. The federal net operating loss carryforwards expire in 2022 and 2023 and the federal alternative minimum tax credits carryforward indefinitely. The Company also has capital loss carryforwards of $557 which expire starting in 2007 through 2010.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets
Discontinued operations and restructuring	$2,934	$3,082
Goodwill impairment charges	1,613	1,613
Change in fair market value of written call options	1,520	1,520
Capital loss carryforward	1,298	1,489
Deferred revenue	473	95
Net operating loss carryforward / carryback	398	1,440
AMT credit	262	208
Discount on conversion of notes	203	235
Compensation expense related to stock options	159	282
Receivable and inventory reserves	86	83
Compensation expense	77	61
Other	183	—
	9,206	10,108
Valuation allowance	(4,617)	(4,760)
Total deferred tax assets	4,589	5,348

Deferred tax liabilities
Depreciation and amortization	(3,878)	(2,804)
Prepaid expense	(324)	(361)
Other	(43)	(16)
Total deferred tax liabilities	(4,245)	(3,181)
	$344	$2,167

     The Company recorded a valuation allowance on a portion of the losses on the sale of discontinued operations which are capital in nature, and on a portion of the stock options not expected to be exercised. Additionally, a valuation allowance has been recorded with respect to the book expense for the written call options, which are capital in nature for tax purposes.

12. LONG-TERM DEBT

     Long-term debt consists of the following as of December 31, 2005 and 2004:

	2005	2004
Revolving credit facility expires June 30, 2008	$17,000	$5,000
Capital lease obligations (see Note 13)	591	358
Notes payable due 2006	115	230
Less—Current maturities	(302)	(274)
	$17,404	$5,314

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Revolving Credit Facility

     At December 31, 2005, the Company had $17,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The maximum commitment available under the facility is the lesser of $50,000 or the maximum allowed under the calculated ratio limitations and expires June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. The weighted average interest rate on credit line borrowings during 2005 was 4.9%. In addition, the Company paid a fee of .175% on the unused portion of the commitment. The weighted average interest rate on credit line borrowings at December 31, 2005 was 5.6%.

     At December 31, 2005 the Company had outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $175 and $110 that expire on March 31, 2006 and December 31, 2006, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

13. OPERATING AND CAPITAL LEASES

     The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options and escalation clauses.

     The Company entered into four new capital leases for medical equipment during 2005 and assumed five capital leases with its 2005 acquisitions. In addition, the Company has three capital leases for medical equipment that existed as of December 31, 2004. The annual interest rates on capital leases range from 4.0% to 8.5% .

     At December 31, 2005, minimum annual rental commitments are as follows:

	Operating	Capital
	Leases	Leases
2006	$3,810	$276
2007	3,384	155
2008	3,038	132
2009	2,675	63
2010	1,756	29
thereafter	4,209	—
Minimum lease payments	18,872	655
Less: sublease receipts	(801)	—
Total minimum lease payments	$18,071	655
Less: amount representing interest		(64)
Total obligation under capital leases		$591

     Included in the table above are operating lease annual rent commitments with related parties for the five years commencing with 2006 of approximately $1,494, $1,169, $1,033, $968, $897 and $1,892 thereafter. Rent expense of continuing operations related to operating leases amounted to $4,432, $3,726 and $3,287, during 2005, 2004 and 2003, respectively.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

14. COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

     The Company has a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which it can procure and utilize excimer lasers and other equipment manufactured by Alcon. Through the termination date of December 31, 2006, the Company will pay Alcon monthly based on the number of procedures performed on each of its LADARVision Systems. The Company is required to pay for a minimum number of annual procedures on each LADARVision System during the remaining term, whether or not these procedures are performed. Assuming the Company does not procure additional LADARVision Systems under the agreement, the annual minimum commitment for 2006 is approximately $804.

     The Company has entered into various Product Usage and Volume Lease Purchase agreements with some of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2005, the Company had remaining product purchase commitments of $2,471.

     Pursuant to the sale of a 29% interest in its Richmond, VA ASC to two physicians, the Company granted the physicians an option to sell back their interests to the Company for the original price paid at any time. The Company has recorded a liability on its balance sheet within Minority interests in the event this option is exercised.

Employment Agreements

     The Company has employment agreements with certain of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

15. STOCKHOLDERS' EQUITY

Rights Agreement

     Certain shareholders possess rights to purchase fractional shares of Series E Junior Participating Preferred Stock with a par value of $.01 per share at a price of $110 per one one-thousandth of a share, subject to adjustment as defined in the Rights agreements. These rights are not exercisable until the announcement of the occurrence of certain events as defined in the agreement (none of which are currently expected) which also describes the various shareholders’ rights.

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

16. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

     The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage (up to 100%) of their compensation not to exceed IRS limits. The Savings Plan provides for the Company to match 50% of the employee's contributions on the first 3% of salary contributed by each employee. The Company's matching contributions approximated $145, $127 and $132 for 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee’s purchase may not exceed $20,000 in any offering period or $25,000 in any calendar year. Approximately 19,000 shares, 21,000 shares and 40,100 shares were purchased under this plan during 2005, 2004 and 2003, respectively. At December 31, 2005, 110,500 shares were reserved for future issuance. Upon the adoption of FAS 123R, the Company will begin to recognize compensation expense when these shares are issued.

Stock Plans

     The Company is authorized to issue up to 10,101,800 shares of its common stock, par value $.01 per share under various stock plans. Of this amount, 1,021,345 shares remain available for issuance. Authorized options for common stock under the various plans are generally exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is generally 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

     The Company grants stock options to employees and nonemployee members of the Company's Board of Directors. Pursuant to Accounting Principles Board No. 25, the Company would recognize as compensation expense the difference between the exercise price and the fair market value of its common stock on the date of grant. Stock-

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

based compensation expense is deferred and recognized over the vesting period of the stock option. During the three years ended December 31, 2005, the Company did not recognize any stock based compensation expense for stock options as none were issued with an exercise price less than fair market value. Upon the adoption of FAS 123R, the Company will begin to recognize compensation expense when these shares are issued.

     The following table summarizes the activity in the stock option plans:

				Weighted
	Options			Average
	Outstanding	Price Per Share		Exercise Price
Balance at January 1, 2003	6,317,955	$0.74-$	12.61	$ 2.90
Granted	523,000	$1.27-$	2.15	$ 1.37
Exercised	(100,550)	$0.78-$	1.75	$ 1.30
Canceled	(605,926)	$0.78-$	12.00	$ 5.56

Balance at December 31, 2003	6,134,479	$0.74-$	12.61	$ 2.53
Granted	690,000	$3.60-$	4.45	$ 4.40
Exercised	(582,744)	$0.78-$	4.45	$ 1.54
Canceled	(57,985)	$0.78-$	12.00	$ 4.22

Balance at December 31, 2004	6,183,750	$0.74-$	12.61	$ 2.80
Granted	919,500	$5.15-$	6.96	$ 6.05
Exercised	(868,138)	$0.78-$	6.00	$ 2.14
Canceled	(302,316)	$0.78-$	12.00	$ 2.78

Balance at December 31, 2005	5,932,796	$0.74-$	12.61	$ 3.40

     The weighted average fair value of options granted in 2005, 2004 and 2003 was $3.20, $2.47 and $0.83 per share, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding			Options Exercisable
		Number		Average	Number	Average
Range of		Outstanding at	Average	Exercise	Exercisable at	Exercise
Exercise Prices		12/31/05	Life	Price	12/31/05	Price
$0.74-	0.83	825,645	5.0	$0.79	762,383	$0.79
$1.15-	1.70	830,664	5.6	$1.39	745,862	$1.40
$1.75-	2.50	2,033,729	2.1	$1.87	2,007,479	$1.87
$2.84-	4.14	192,042	3.8	$3.58	154,124	$3.52
$4.38-	6.49	1,508,316	8.3	$5.45	473,119	$4.98
$6.58-	9.00	201,000	5.2	$7.99	163,624	$8.30
$10.00-	12.61	341,400	2.8	$11.95	341,400	$11.95
$0.74-	12.61	5,932,796	4.8	$3.40	4,647,991	$2.95

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The Company granted 250,000 restricted shares at a market value of $6.49 per share from its 2005 Restricted Stock Plan to its Chief Executive Officer on November 14, 2005. The shares vest over the same period as the stock options discussed above. The market value of the restricted shares on the date of grant is initially recorded as deferred compensation and charged to stock compensation expense over the vesting period. The Company recognized $51 of stock based compensation expense during 2005.

17. OPERATING SEGMENTS

     The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

     Surgical facilities. Surgical facilities reportable segment aggregates the results of operations from owning and/or operating ASCs and fixed site laser services agreements. Earnings before taxes in 2005, 2004 and 2003 include $110, $99 and $892, respectively, of gains from the sale of minority interests in the Company’s ASCs.

     Product sales. Product sales segment aggregates the Company’s optical products purchasing organization, optical laboratories, marketing products and services company and an optometric practice with a retail optical store.

     Other. Other segment aggregates management services provided to a physician practice with multiple locations in Atlanta, GA and an administrative services agreement.

     Corporate. Corporate consists of corporate expenses for salaries, wages and benefits, general and administrative costs not allocated to the operating segments and interest on debt.

     The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 3. The Company evaluates the performance of its segments based on earnings before taxes (EBT). Segment EBT includes all revenue and expenses directly attributable to the segment, certain corporate expenses for salaries, wages and benefits directly attributable to the management of the reportable segment and allocated management, billing and collection fees.

     Segment identifiable assets include accounts receivable, inventory, other current assets and long-lived assets, including goodwill, of the segment. Corporate identifiable assets represent all other assets of the Company including cash and cash equivalents, corporate other current assets, and corporate long-lived assets, which include property and equipment, notes receivable and other long-term assets and assets of discontinued operations. The Company has no revenues attributed to customers outside of the United States and no assets located in foreign countries.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Surgical	Product
	Facilities	Sales	Other	Corporate	Total
2005
Net revenue	$60,169	$13,479	$7,524	$54	$81,226
Earnings (loss) before taxes	10,638	2,892	696	(5,385)	8,841
Depreciation and amortization	1,852	207	104	295	2,458
Interest income	25	—	—	17	42
Interest expense	30	—	—	733	763
Capital expenditures	2,189	249	80	90	2,608
Accounts receivable	7,306	3,962	524	141	11,933
Identifiable assets	80,408	11,066	1,739	3,949	97,162

2004 – restated
Net revenue	$45,704	$10,641	$7,303	$—	$63,648
Earnings (loss) before taxes -restated.	7,178	1,907	614	(5,204)	4,495
Depreciation and amortization	1,747	192	114	392	2,445
Interest income	4	—	—	80	84
Interest expense	7	—	—	219	226
Capital expenditures	1,802	117	33	92	2,044
Accounts receivable	5,658	3,526	748	251	10,183
Identifiable assets -restated	59,254	10,278	1,960	5,295	76,787

2003 – restated
Net revenue	$35,428	$10,871	$8,225	$—	$54,524
Earnings (loss) before taxes -restated.	7,529	2,150	(164)	(5,563)	3,952
Depreciation and amortization	1,735	287	131	481	2,634
Interest income	1	1	—	128	130
Interest expense	2	—	1	116	119
Capital expenditures	2,515	143	87	139	2,884
Accounts receivable	3,505	3,511	1,034	97	8,147
Identifiable assets -restated	30,163	10,720	2,521	20,484	63,888

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

18. RELATED-PARTY TRANSACTIONS

Facility Rent

     The Company leases facility space from various related parties, which include partners, at rates the Company believes approximate fair market value. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $1,578, $1,076 and $686 during 2005, 2004 and 2003, respectively. The Company’s minimum annual rental commitments include total commitments of $7,452 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2006 are approximately $1,494, $1,169, $1,033, $968, $897 and $1,892 thereafter. (See Note 13).

Notes Receivable

     The Company holds notes receivable of $1,335, less reserves of $832, from physicians affiliated with the Company. This balance includes a $1,190 non-interest bearing tax loan issued in connection with the IPO (see below) and a $145 note, bearing a 7% interest rate, due October 2008 which was issued in one of the Company’s divestiture transactions.

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

Other

     The Company received professional services from firms that employed a director of the Company. Total payments for services received during 2005, 2004 and 2003 were approximately $158, $184 and $346, respectively.

19. SUBSEQUENT EVENTS

     Effective January 31, 2006, the Company acquired an additional 15% interest in its Pain Management Center located in New Albany, Indiana. The Company purchased 7.5% from each of its exiting partners, increasing the Company’s ownership in this ASC to 51%.

     Effective January 31, 2006, the Company’s ASC located in Berkley, Michigan redeemed its retiring partner’s entire interest in this ASC, issuing a promissory note payable in eight quarterly installments through November 1, 2007 . This physician’s 24% interest was allocated proportionately among the remaining partners. This increased the Company’s interest in this ASC to 67% from its previous 51% ownership interest.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,750 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 305,254 shares of the Company’s common stock that the estate owned to fund the $2,295 aggregate exercise price. The Company will retire these shares into treasury.

     On February 22, 2006, the Company acquired a 65% interest in the Preston Plaza Surgery Center, a multi-specialty ASC located in Dallas, Texas for $12,450, which was funded from the Company’s credit facility.

     Also on February 22, 2006, the Company announced it had entered into a definitive agreement to acquire a 51% interest in a multi-specialty surgery center currently under development in Gainesville, Florida. The Company expects to complete the acquisition in the second quarter of 2006.

     Effective March 1, 2006, the Company sold a 3% interest in its Maryville, Illinois ASC to a new physician-partner, decreasing the Company’s ownership in this ASC to 77%.

     Effective April 13, 2006, the Company acquired a 55% interest in an ASC located in San Antonio, Texas, which was funded from the Company’s credit facility.

20. QUARTERLY FINANCIAL DATA (Unaudited)

     Summarized quarterly financial data for 2005 and 2004 (restated) is as follows:

	Quarter
2005	First	Second	Third	Fourth
Net revenue	$18,286	$20,411	$20,929	$21,600
Operating income	3,455	4,145	4,653	4,104
Net income from:
Continuing operations	1,205	1,341	1,602	1,157
Discontinued operations	149	38	25	72
Net income	1,354	1,379	1,627	1,229

Basic earnings per share	0.06	0.06	0.07	0.06
Diluted earnings per share	0.06	0.06	0.07	0.05

	Quarter
2004 - restated	First	Second	Third	Fourth
Net revenue	$14,008	$15,189	$17,182	$17,269
Operating income	1,718	2,394	3,320	3,453
Net income from:
Continuing operations - restated	576	(138)	855	760
Discontinued operations	634	69	39	51
Net income - restated	1,210	(69)	894	811

Basic earnings per share - restated	0.06	0.00	0.04	0.04
Diluted earnings per share - restated	0.05	0.00	0.04	0.03

NOVAMED, INC. AND SUBSIDIARIES	Schedule II
RULE 12-09 VALUATION RESERVES
(Dollars in thousands)

	Balance at	Charged to		Balance at
	beginning	costs and		end of
Allowance for contractual adjustments and bad debt	of period	expenses	Deductions	period
2003	$5,858	51,259	(49,705)	$7,412
2004	$7,412	66,494	(63,908)	$9,998
2005	$9,998	91,732	(87,789)	$13,941

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.

By:	/S/ THOMAS S. HALL
Thomas S. Hall
President and Chief Executive Officer
Date: April 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ THOMAS S. HALL	President and Chief Executive Officer (Principal
Thomas S. Hall	Executive Officer), and a Director	April 28, 2006

/S/ SCOTT T. MACOMBER	Executive Vice President and Chief Financial
Scott T. Macomber	Officer (Principal Financial Officer)	April 28, 2006

/S/ JOHN P. HART	Vice President, Corporate Controller (Principal
John P. Hart	Accounting Officer)	April 28, 2006

/S/ ROBERT J. KELLY
Robert J. Kelly	Chairman of the Board and a Director	April 28, 2006

/S/ R. JUDD JESSUP
R. Judd Jessup	Director	April 28, 2006

/S/ SCOTT H. KIRK
Scott H. Kirk, M.D.	Director	April 28, 2006

/S/ STEVEN V. NAPOLITANO
Steven V. Napolitano	Director	April 28, 2006

/S/ C.A. LANCE PICCOLO
C.A. Lance Piccolo	Director	April 28, 2006