Form 10-K/A
period 2005-12-31
NOVAMED INC
filed 2006-05-02
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _____ to _____

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
Common Stock, par value $.01 per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

     Large accelerated filer           Accelerated filer X           Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No X

     The aggregate market value of the registrant's shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 30, 2005 was $114,149,440. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of April 21, 2006 was 23,454,343.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of NovaMed, Inc. for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 28, 2006, solely to correct the inadvertent omission of certain language required to be provided in Exhibit 31.1 and Exhibit 31.2. Each certification, as corrected by this Amendment, was true and correct as of the date of the original filing of the Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.

By:	/S/ THOMAS S. HALL
Thomas S. Hall
President and Chief Executive Officer
Date: May 2, 2006

S-1