Form 10-Q
period 2006-03-31
NOVAMED INC
filed 2006-05-05
CIK 1086939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                   Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 2, 2006, there were outstanding 23,457,343 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC. AND SUBSIDIARIES
FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
ASSETS	2006	2005
Current assets:	(unaudited)
Cash and cash equivalents	$3,172	$1,690
Accounts receivable, net of allowances of $14,352 and $13,941, respectively	14,152	11,933
Notes and amounts due from related parties	506	541
Inventory	2,221	2,012
Other current assets	1,230	1,310
Total current assets	21,281	17,486
Property and equipment, net	11,952	9,940
Intangible assets, net	79,819	68,299
Noncurrent deferred tax assets, net	2,276	470
Other assets, net	947	967
Total assets	$116,275	$97,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,832	$5,529
Accrued expenses and income taxes payable	4,187	4,897
Current maturities of long-term deb	682	302
Current liabilities of discontinued operations	86	89
Total current liabilities	11,787	10,817
Long-term debt, net of current maturities	29,719	17,404
Minority interests	11,247	10,266
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 28,143,238 and 26,783,396 shares issued at March 31, 2006 and December 31, 2005, respectively	281	268
Additional paid-in-capital	89,022	84,830
Deferred compensation	—	(1,572)
Accumulated deficit	(16,027)	(17,393)
Treasury stock, at cost, 4,691,895 and 4,386,641 shares at March 31, 2006 and December 31, 2005, respectively	(9,754)	(7,458)
Total stockholders’ equity	63,522	58,675
Total liabilities and stockholders’ equity	$116,275	$97,162

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2006	2005
Net revenue:
Surgical facilities	$17,865	$13,423
Product sales and other	6,051	4,863
Total net revenue	23,916	18,286

Operating expenses:
Salaries, wages and benefits	8,045	6,012
Cost of sales and medical supplies	5,892	4,445
Selling, general and administrative	4,503	3,798
Depreciation and amortization	719	576
Total operating expenses	19,159	14,831

Operating income	4,757	3,455

Minority interests in earnings of consolidated entities	2,218	1,522
Earnings of non-consolidated affiliate	(20)	(61)
Other (income) expense, net	281	(15)
Income before income taxes	2,278	2,009
Income tax provision	911	804
Net income from continuing operations	1,367	1,205
Net (loss) income from discontinued operations	(1)	149
Net income	$1,366	$1,354

Basic earnings per common share:
Income from continuing operations	$0.06	$0.05
Income from discontinued operations	—	0.01
Net income	$0.06	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.05
Income from discontinued operations	—	0.01
Net income	$0.06	$0.06

Weighted average common shares outstanding	22,829	21,482
Dilutive effect of employee stock options	1,783	2,281
Diluted weighted average common shares outstanding	24,612	23,763

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,366	$1,354
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net loss (earnings) of discontinued operations	1	(149)
Depreciation and amortization	719	576
Current and deferred taxes	911	804
Stock-based compensation expense	417	—
Earnings of non-consolidated affiliate	(20)	(61)
Gain on sale of minority interests	(9)	—
Minority interests	2,218	1,522
Distributions to minority partners	(1,888)	(1,845)
Changes in operating assets and liabilities—
Accounts receivable	(1,767)	(977)
Inventory	(17)	(97)
Other current assets	237	218
Accounts payable and accrued expenses	530	691
Other noncurrent assets	24	41
Net cash provided by operating activities	2,722	2,077

Cash flows from investing activities:
Payments for acquisitions, net	(12,617)	(4,109)
Purchase of written option	—	(3,600)
Proceeds from sale of minority interests	60	—
Purchases of property and equipment	(474)	(748)
Proceeds from sale of property and equipment	18	22
Other	—	40
Net cash used in investing activities	(13,013)	(8,395)

Cash flows from financing activities:
Borrowings under revolving line of credit	21,000	14,100
Payments under revolving line of credit	(9,000)	(7,100)
Proceeds from the issuance of common stock	96	200
Payments of other debt, debt issuance fees and capital lease obligations	(319)	(165)
Net cash provided by financing activities	11,777	7,035

Cash flows from discontinued operations:
Operating activities	(4)	(14)
Investing activities	—	52
Net cash (used in) provided by discontinued operations	(4)	38

Net increase in cash and cash equivalents	1,482	755
Cash and cash equivalents, beginning of period	1,690	500
Cash and cash equivalents, end of period	$3,172	$1,255

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2005, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Three months ended March 31,
	2006	2005
Supplemental cash information:
Interest paid	$243	$90
Income taxes paid	—	30
Income tax refunds received	—	(21)

Non cash investing and financing activities:

On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,730 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 305,254 shares of the Company’s common stock that the estate owned to fund the $2,295 aggregate exercise price. The Company added these tendered shares into treasury. As a result of this transaction, the Company recorded additional paid-in-capital of $5,213, which includes a deferred tax asset of $2,930.

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

During the first quarter of 2006, the Company obtained medical equipment by entering into capital leases for $263. The Company did not enter into any capital leases during the first three months of 2005.

3.	INVENTORY

Inventory consists primarily of optical products such as eyeglass frames, optical lenses and contact lenses, as well as surgical supplies used in connection with the operation of the Company's ambulatory surgery centers (ASCs).

Balances as of:	March 31, 2006	December 31, 2005
Optical products	$880	$824
Surgical supplies	1,161	967
Other	180	221
Total inventory	$2,221	$2,012

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

4.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2005	$61,805	$5,475	$941	$68,221	$78
Acquisitions	11,527	—	—	11,527	—
Amortization	—	—	—	—	(7)
Balance March 31, 2006	$73,332	$5,475	$941	$79,748	$71

5.	ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. During the first quarter of 2006 the Company made the following acquisitions, none of which was significant enough to require pro forma disclosure.

Effective January 31, 2006, the Company acquired an additional 15% interest in its Pain Management Center located in New Albany, Indiana. The Company purchased 7.5% from each of its existing partners, increasing the Company’s ownership in this ASC to 51%. Prior to this additional purchase, the Company consolidated this ASC because it maintained effective control over the ASCs assets and operations. The Company continues to consolidate this ASC.

Effective January 31, 2006, the Company’s ASC located in Berkley, Michigan redeemed its retiring partner’s entire interest in this ASC, issuing a promissory note payable in eight quarterly installments through November 1, 2007. This physician’s 24% interest was allocated proportionately among the remaining partners. This increased the Company’s interest in this ASC to 67% from its previous 51% ownership interest.

On February 21, 2006, the Company acquired a 65% interest in the Preston Plaza Surgery Center, a multi-specialty ASC located in Dallas, Texas, for $12,450, of which the Company allocated $10,859 to goodwill. The acquisition was funded from the Company’s credit facility.

6.	DISCONTINUED OPERATIONS

Effective November 1, 2005, the Company sold its 80% interest in an ASC located in St. Joseph, Missouri to its physician-partners resulting in net gain on sale of $71. The Company sold its interest due to state licensure issues unique to this ASC as well as its limited growth potential. The operating results of this ASC prior to November 1, 2005, are reported as discontinued operations.

During the first quarter of 2005 the Company received 31,200 shares of its common stock as settlement of a dispute related to liquidating damages due the Company from a former affiliated physician. The value of these shares as of the settlement date is reported as income from discontinued operations.

. NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

The discontinued operations reserve balance was $86 and $89 at March 31, 2006 and December 31, 2005, respectively. The reserve is for remaining costs from exiting the physician practice management business completed in 2003. The operating results of discontinued operations are summarized below.

	Three months ended March 31,
	2006	2005
Net revenue	$—	$215

Operating expenses	1	160
Litigation settlement	—	(197)
Minority interests	—	10
Income before income taxes	(1)	242
Income tax provision	—	93
Net income per statement of operations	$(1)	$149

7.	OTHER (INCOME) EXPENSE

	Three months ended March 31,
	2006	2005
Interest expense	$393	$114
Interest income	(17)	(12)
Gain on sale of minority interests	(9)	—
Other, net	(86)	(117)
Other (income) expense, net	$281	$(15)

During the first quarter of 2006 the Company sold a 3% minority interest in its Maryville, Illinois ASC to a physician thereby increasing minority ownership in this ASC to 23%. This transaction resulted in a net gain on the sale of minority interest of $9 in the first quarter of 2006.

8.	REVOLVING CREDIT FACILITY

At March 31, 2006, the Company had $29,000 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The maximum commitment available under the facility is the lesser of $50,000 or the maximum allowed under the calculated ratio limitations and expires June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. The weighted average interest rate on credit line borrowings during the first quarter of 2006 was 6.12%. In addition, the Company paid a fee of .175% on the unused portion of the commitment. The weighted average interest rate on credit line borrowings at March 31, 2006 was 6.11%.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $220 and $110 that expire on March 31, 2007 and December 31, 2006, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

9.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. No stock options were granted to employees during the first quarter of 2006. Stock compensation expense of $303 was recognized during the first quarter of 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005:

Three months ended March 31, 2005

Net income - as reported	$1,354
Deduct: Total stock based compensation expense, net of related tax effects	(180)
Pro forma net income	$1,174

Earnings per share:
Basic — as reported	$0.06
Basic — pro forma	$0.05
Diluted — as reported	$0.06
Diluted — pro forma	$0.05

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2005:

Three months ended March 31, 2005
Expected option life in years	4
Risk-free interest rate	3.42%
Dividend yield	—
Expected volatility	70.8%
Per share fair value	$3.64

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,932,796	$3.40
Granted	—	—
Exercised	(1,350,390)	$1.73
Canceled	(120,000)	$12.00
Outstanding at March 31, 2006	4,462,406	$3.69	6.0	$15,208

Exercisable at March 31, 2006	3,316,019	$3.15	5.0	$13,089

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first quarter of 2006 was $7,250. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $5,292, which includes $2,968 of tax benefits recognized. During the first quarter of 2006, cash received from stock options exercised was $42. On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,730 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 305,254 shares of the Company’s common stock that the estate owned to fund the $2,295 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $2,295.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	1,284,805	$2.64
Granted	—	—
Vested	(138,418)	$2.19
Canceled	—	—
Nonvested at March 31, 2006	1,146,387	$2.69

At March 31, 2006, there was $3,085 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 3.75 years.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first quarter of 2006. As of March 31, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,470, which is expected to be recognized over a weighted-average period of approximately 3.7 years. The Company recognized compensation expense of $101 during the first quarter of 2006 on existing restricted stock awards.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Approximately 9,000 and 10,000 shares were purchased under this plan during the three months ended March 31, 2006 and 2005, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $12 during the first quarter of 2006. At March 31, 2006, 101,500 shares were reserved for future issuance under the ESPP.

10.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2006 and 2005:
	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2006
Net revenue	$17,865	$3,985	$2,045	$21	$23,916
Earnings (loss) before taxes	2,875	984	283	(1,864)	2,278
Depreciation and amortization	582	54	21	62	719
Interest income	12	—	—	5	17
Interest expense	13	—	—	380	393
Capital expenditures	294	91	19	70	474
Accounts receivable	7,568	5,808	700	76	14,152
Identifiable assets	94,185	12,962	1,901	7,227	116,275

Three months ended March 31, 2005
Net revenue	$13,423	$3,021	$1,842	$—	$18,286
Earnings (loss) before taxes	2,533	592	161	(1,277)	2,009
Depreciation and amortization	440	42	26	68	576
Interest income	7	—	—	5	12
Interest expense	4	—	—	110	114
Capital expenditures	591	65	58	34	748
Accounts receivable	6,075	4,625	634	136	11,470
Identifiable assets	67,757	11,589	1,854	5,183	86,383

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2006
(Dollars in thousands, except per share data; unaudited)

11.	SUBSEQUENT EVENTS

On April 13, 2006 the Company acquired a 55% interest in the American Surgery Centers of South Texas, located in San Antonio, Texas.

On May 2, 2006 the Company acquired a 51% interest in the Eye Surgery Center of Arkansas, located in Jonesboro, Arkansas.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005. You should read the following discussion together with our condensed consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 17 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of March 31, 2006, we owned and operated 29 ASCs of which 26 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

First Quarter 2006 Financial Highlights:

•	Consolidated net revenue increased 30.8% to $23.9 million. Surgical facilities net revenue increased 33.1% to $17.9 million (same-facility net surgical revenue increased 4.9% to $14.0 million).
•
Operating income increased 37.7% to $4.8 million. Operating income included $0.4 million of non-cash stock compensation expense recorded in the first quarter of 2006 compared to zero in the first quarter of 2005.

•	Acquired a majority interest in an ASC in Dallas, Texas for $12.5 million.

Results of Operations

The following table summarizes our operating results as a percentage of total net revenue:

	Three months ended March 31,
	2006	2005
Net Revenue:
Surgical facilities	74.7%	73.4%
Product sales and other	25.3	26.6
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	33.6	32.9
Cost of sales and medical supplies	24.6	24.3
Selling, general and administrative	18.8	20.8
Depreciation and amortization	3.0	3.1
Total operating expenses	80.0	81.1

Operating income	20.0	18.9

Minority interests in earnings of consolidated entities	9.3	8.3
Other (income) expense, net	1.1	(0.4)

Income before income taxes	9.6	11.0
Income tax provision	3.8	4.4
Net income from continuing operations	5.8	6.6
Net income from discontinued operations	—	0.8
Net income	5.8%	7.4%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Revenue

Consolidated. Total net revenue increased 30.8% from $18.3 million to $23.9 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2006 and 2005. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 33.1% from $13.4 million to $17.9 million. This increase was primarily the result of $3.8 million of increased net revenue from ASCs acquired or developed after January 1, 2005 (“new ASCs”) and a $0.7 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 4.7% increase in net revenue per procedure due to a change in procedure mix.

	Three Months Ended March 31,		Increase
Dollars in thousands	2006	2005	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$13,963	$13,310	$653
# of procedures	17,239	17,189	50

New ASCs:
Net revenue	$3,902	$113	$3,789
# of procedures	5,136	124	5,012

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Net product sales and other revenue increased 24.4% from $4.9 million to $6.1 million. Net revenue at our marketing products and services business increased $0.6 million. This increase is due to increased services provided to medical device manufacturers. Net revenue at our optical laboratory business increased $0.3 million due to an increase in existing customer orders and improved external marketing. Net revenue from our ophthalmology practice increased $0.2 million primarily due to an increase in the number of patient visits.

	Three Months Ended March 31,		Increase
Dollars in thousands	2006	2005	(Decrease)

Product Sales:
Optical laboratories	$1,593	$1,286	$307
Optical products purchasing organization	686	594	92
Marketing products and services	1,260	649	611
Optometric practice/retail store	446	492	(46)
	3,985	3,021	964
Other:
Ophthalmology practice	1,973	1,735	238
Other	93	107	(14)
	2,066	1,842	224

Total Net Product Sales and Other Revenue	$6,051	$4,863	$1,188

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 33.8% from $6.0 million to $8.0 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 32.9% to 33.6% primarily due to $0.4 million of stock based compensation expense recorded in the first quarter of 2006. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 44.8% from $2.8 million to $4.1 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs that experienced increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 11.6% from $1.9 million to $2.1 million. The increase is primarily due to additional staff required to service increased volume within our marketing products and services business, optical laboratory business and ophthalmology practice.

Corporate. Salaries, wages and benefits expense increased 42.9% to $1.8 million from $1.3 million. The increase was primarily due to $0.4 million of stock based compensation expense recorded in the first quarter of 2006, additional employees required to service the new ASCs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 32.6% from $4.4 million to $5.9 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.3% to 24.6%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 33.8% from $3.2 million to $4.2 million. The expense increase was primarily the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 29.3% from $1.3 million to $1.7 million primarily due to costs associated with increased orders for products within our marketing products and services business and optical laboratory business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 18.6% from $3.8 million to $4.5 million. As a percentage of net revenue, selling, general and administrative expense decreased from 20.8% to 18.8%. The percentage decrease is primarily due to minimal increases in corporate overhead expenses necessary to service the new ASCs. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 25.0% from $2.9 million to $3.6 million. The increase is due to costs associated with our new ASCs and increased professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense decreased 92.1% from $51,000 to $4,000. This decrease was primarily due to increased management fees and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Fees charged to our new ASCs accounted for the majority of the decrease. This decrease was partially offset by costs associated with the restatement of our previously filed financial statements (See Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Depreciation and Amortization. Depreciation and amortization expense increased 24.8% from $0.6 million to $0.7 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $2.2 million in 2006 as compared to $1.5 million in 2005. Of this increase, 94.8% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities in the first quarter of 2006 generated $2.7 million in cash flow from continuing operations compared to $2.1 million in the comparable 2005 period. The increase in operating cash flow from continuing operations resulted primarily from an increase in earnings after adding back the $0.4 million non-cash impact of stock compensation expense recorded in the first quarter of 2006.

Investing activities in the first quarter of 2006 resulted in negative cash flow of $13.0 million. Investing activities in the first quarter of 2006 included the acquisition of one ASC for $12.5 million, and the purchase of property and equipment for $0.5 million. Investing activities in the first quarter of 2005 resulted in negative cash flow of $8.4 million which included the acquisition of one ASC for $4.1 million, the buy-out of the Overland Park call option for $3.6 million and the purchase of property and equipment for $0.7 million.

Cash flows from financing activities in the first quarter of 2006 included $12.0 million of net borrowings under our credit facility and $0.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.3 million of capital lease obligation payments. Cash flows from financing activities in the first quarter of 2005 included $7.0 million of net borrowings under our credit facility and $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.2 million of capital lease obligation payments. At March 31, 2006, we had $29.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. The maximum commitment available under the facility is the lesser of $50.0 million or the maximum allowed under the calculated ratio limitations and expires June 30, 2008. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility are payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.0%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.

As of March 31, 2006, we had cash and cash equivalents of $3.2 million and working capital of $9.5 million.

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

We are a party to option agreements with three physicians pursuant to which the physicians have the right to purchase or sell equity interests in three of our ASCs. These are summarized as follows:

•
One of our existing physician-partners who owns a 30% interest in our Thibodaux, LA ASC has the right to sell us up to a 10% interest in the ASC in November 2006. The purchase price of this 10% interest is based on a multiple of the ASC’s twelve-month trailing earnings before interest, taxes, depreciation and amortization (“EBITDA”);

•	Two of our existing physician-partners who each own a 14.5% interest in our Richmond, VA ASC have the right to sell us back their equity interests for the initial price paid at any time; and
•
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain "forward-looking statements" that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2006 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to maintain successful relationships with the physicians who use our surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary; and demand for elective surgical procedures. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On March 31, 2006, we had $29 million outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.00%, varying upon our ability to meet financial covenants.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

21	Subsidiaries of the Registrant

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

Date: May 5, 2006	By:	/s/ Scott T. Macomber

Scott T. Macomber Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)

Date: May 5, 2006	By:	/s/ John P. Hart

John P. Hart Vice President, Corporate Controller (as principal accounting officer)