Form 10-Q
period 2006-06-30
NOVAMED INC
filed 2006-08-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

As of August 02, 2006, there were outstanding 23,589,714 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2006

Part I.   FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
ASSETS	2006	2005
Current assets:	(unaudited)
Cash and cash equivalents	$1,714	$1,690
Accounts receivable, net of allowances of $17,521 and $13,941, respectively	15,197	11,933
Notes and amounts due from related parties	505	541
Inventory	2,221	2,012
Other current assets	1,826	1,310
Total current assets	21,463	17,486
Property and equipment, net	12,234	9,940
Intangible assets, net	86,633	68,299
Noncurrent deferred tax assets, net	1,320	470
Other assets, net	1,050	967
Total assets	$122,700	$97,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,916	$5,529
Accrued expenses and income taxes payable	4,758	4,897
Current maturities of long-term debt	672	302
Current liabilities of discontinued operations	77	89
Total current liabilities	12,423	10,817
Long-term debt, net of current maturities	32,857	17,404
Minority interests	11,664	10,266
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 28,258,256 and 26,783,396 shares issued at June 30, 2006 and December 31, 2005, respectively	282	268
Additional paid-in-capital	89,677	84,830
Deferred compensation	—	(1,572)
Accumulated deficit	(14,373)	(17,393)
Treasury stock, at cost, 4,702,632 and 4,386,641 shares at June 30, 2006 and December 31, 2005, respectively	(9,830)	(7,458)
Total stockholders’ equity	65,756	58,675
Total liabilities and stockholders’ equity	$122,700	$97,162

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenue:
Surgical facilities	$21,105	$15,061	$38,970	$28,484
Product sales and other	5,937	5,350	11,988	10,213
Total net revenue	27,042	20,411	50,958	38,697

Operating expenses:
Salaries, wages and benefits	8,572	6,099	16,617	12,111
Cost of sales and medical supplies	6,661	4,963	12,553	9,408
Selling, general and administrative	4,983	4,653	9,486	8,451
Depreciation and amortization	749	551	1,468	1,127
Total operating expenses	20,965	16,266	40,124	31,097

Operating income	6,077	4,145	10,834	7,600

Minority interests in earnings of consolidated entities	2,825	1,891	5,042	3,413
Other (income) expense, net	497	20	758	(56)
Income before income taxes	2,755	2,234	5,034	4,243
Income tax provision	1,102	893	2,014	1,697
Net income from continuing operations	1,653	1,341	3,020	2,546
Net income from discontinued operations	—	38	—	187
Net income	$1,653	$1,379	$3,020	$2,733

Basic earnings per common share:
Income from continuing operations	$0.07	$0.06	$0.13	$0.12
Income from discontinued operations	—	—	—	0.01
Net income	$0.07	$0.06	$0.13	$0.13

Diluted earnings per common share:
Income from continuing operations	$0.07	$0.06	$0.12	$0.11
Income from discontinued operations	—	—	—	0.01
Net income	$0.07	$0.06	$0.12	$0.12

Weighted average common shares outstanding	23,241	21,545	23,035	21,514
Dilutive effect of employee stock options and restricted stock	1,534	1,991	1,659	2,136
Diluted weighted average common shares outstanding	24,775	23,536	24,694	23,650

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Deferred Compensation Restricted Stock	Retained Earnings (Accumulated) (Deficit)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2005	26,783	$268	$84,830	$(1,572)	$(17,393)	(4,387)	$(7,458)	$58,675

Stock options exercised	1,411	14	5,530	—	—	(305)	(2,296)	3,248
Shares issued - employee stock purchase plan	9	—	55	—	—	—	—	55
Restricted stock grants	55	—	—	—	—	—	—	—
Stock compensation expense	—		834	—	—	(11)	(76)	758
Reclass deferred compensation	—	—	(1,572)	1,572	—	—	—	—
Net income	—	—	—	—	3,020	—	—	3,020
Balance, June 30, 2006	28,258	$282	$89,677	$—	$(14,373)	(4,703)	$(9,830)	$65,756

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,020	$2,733
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net earnings of discontinued operations	—	(187)
Depreciation and amortization	1,468	1,127
Current and deferred taxes	2,014	1,697
Stock-based compensation	822	—
Earnings of non-consolidated affiliate	(31)	(100)
Gain on sale of minority interests	(9)	(36)
Minority interests	5,042	3,413
Distributions to minority partners	(4,194)	(3,423)
Changes in operating assets and liabilities—
Accounts receivable	(2,490)	(1,573)
Inventory	(17)	(143)
Other current assets	(233)	(87)
Accounts payable and accrued expenses	898	920
Other noncurrent assets	39	52
Net cash provided by operating activities	6,329	4,393

Cash flows from investing activities:
Payments for acquisitions, net	(19,891)	(6,339)
Purchase of written option	—	(3,600)
Proceeds from sale of minority interests	60	749
Purchases of property and equipment	(1,379)	(1,446)
Other	33	62
Net cash used in investing activities	(21,177)	(10,574)

Cash flows from financing activities:
Borrowings under revolving line of credit	34,900	21,000
Payments under revolving line of credit	(19,600)	(13,000)
Proceeds from the issuance of common stock	232	343
Payments of other debt, debt issuance fees and capital lease obligations	(648)	(240)
Net cash provided by financing activities	14,884	8,103

Cash flows from discontinued operations:
Operating activities	(12)	16
Investing activities	—	67
Net cash (used in) provided by discontinued operations	(12)	83

Net increase in cash and cash equivalents	24	2,005
Cash and cash equivalents, beginning of period	1,690	500
Cash and cash equivalents, end of period	$1,714	$2,505

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2005, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:
	Six months ended June 30,
	2006	2005
Interest paid	$820	$227
Income taxes paid	115	270
Income tax refunds received	(38)	(21)

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

During the first six months of 2006 and 2005, the Company obtained medical equipment by entering into capital leases for $263 and $302, respectively.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

3.	INVENTORY

Inventory consists primarily of optical products such as eyeglass frames, optical lenses and contact lenses, as well as surgical supplies used in connection with the operation of the Company's ambulatory surgery centers (ASCs).

	June 30,	December 31,
Balances as of:	2006	2005
Optical products	$895	$824
Surgical supplies	1,135	967
Other	191	221
Total inventory	$2,221	$2,012

4.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2005	$61,805	$5,475	$941	$68,221	$78
Acquisitions	18,349	—	—	18,349	—
Amortization	—	—	—	—	(15)
Balance June 30, 2006	$80,154	$5,475	$941	$86,570	$63

5.	ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. During the first half of 2006 the Company made the following acquisitions, none of which was significant enough to require pro forma disclosure.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

On April 13, 2006, the Company acquired a 55% interest in the American Surgery Centers of South Texas, an ophthalmology ASC located in San Antonio, Texas for $2,070, of which the Company allocated $1,948 to goodwill. The acquisition was funded from the Company’s credit facility.

On May 2, 2006, the Company acquired a 51% interest in the Eye Surgery Center of Arkansas, an ophthalmology ASC located in Jonesboro, Arkansas for $5,200, of which the Company allocated $5,119 to goodwill. The acquisition was funded from the Company’s credit facility.

6.	DISCONTINUED OPERATIONS

Effective November 1, 2005, the Company sold its 80% interest in an ASC located in St. Joseph, Missouri to its physician- partners resulting in net gain on sale of $71. The Company sold its interest due to state licensure issues unique to this ASC as well as its limited growth potential. The operating results of this ASC prior to November 1, 2005 are reported as discontinued operations.

During the first quarter of 2005 the Company received into treasury 31,200 shares of its common stock as settlement of a dispute related to liquidating damages due the Company from a former affiliated physician. The value of these shares as of the settlement date is reported as income from discontinued operations.

The discontinued operations reserve balance was $77 and $89 at June 30, 2006 and December 31, 2005, respectively. The reserve is for remaining costs from exiting the physician practice management business completed in 2003. The operating results of discontinued operations are summarized below.

	Six months ended June 30,
	2006	2005
Net revenue	$—	$453
Operating expenses	—	320
Litigation settlement	—	(197)
Minority interests	—	25
Income before income taxes	—	305
Income tax provision	—	118
Net income per statement of operations	$—	$187

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

7.	OTHER (INCOME) EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest expense	$595	$197	$988	$312
Interest income	(21)	(4)	(38)	(16)
Earnings of non-consolidated affiliate	(11)	(39)	(31)	(100)
(Gain) loss on sale of minority interests	—	(36)	(9)	(36)
Other, net	(66)	(98)	(152)	(216)
Other (income) expense, net	$497	$20	$758	$(56)

During the first quarter of 2006 the Company sold a 3% minority interest in its Maryville, Illinois ASC to a physician thereby increasing minority ownership in this ASC to 23%. This transaction resulted in a net gain on the sale of minority interest of $9 in the first quarter of 2006.

During the second quarter of 2005 the Company sold a 26% minority interest in its Columbus, Georgia ASC to eleven physicians and sold a 29% minority interest in its Richmond, Virginia ASC to two physicians, increasing the minority ownership in this ASC to 49%.

8.	REVOLVING CREDIT FACILITY

Effective June 29, 2006 the Company entered into a Fifth Amended and Restated Credit Agreement with its lenders, increasing the maximum commitment available under the facility to $80,000 and extending the expiration date to June 29, 2009. The amended facility includes an option to increase the maximum commitment available to $100,000 under certain conditions. The maximum commitment available under the facility is the lesser of $80,000 or the maximum allowed under the calculated ratio limitations. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.25%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. At June 30, 2006, the Company had $32,300 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during the three and six months ended June 30, 2006 was 6.66% and 6.44%, respectively. In addition, the Company paid a fee ranging from .175% to .2% on the unused portion of the commitment. The weighted average interest rate on credit line borrowings at June 30, 2006 was 6.96%.

During the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company’s LIBOR interest rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company’s LIBOR interest rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has determined that the fair value of the interest rate swaps was insignificant at June 30, 2006.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $220 and $110 that expire on March 31, 2007 and December 31, 2006, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

9.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123(R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first half of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. During the second quarter of 2006, the Company granted its directors and employees options to purchase 295,600 shares with an exercise price of $6.87 per share and options to purchase 100,000 shares with an exercise price of $7.10 per share. Stock compensation expense of $313 and $617 was recognized on existing stock options during the three and six months ended June 30, 2006, respectively. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005
Net income - as reported	$1,379	$2,733
Deduct: Total stock based compensation expense, net of related tax effects	(100)	(281)
Pro forma net income	$1,279	$2,452

Earnings per share:
Basic — as reported	$0.06	$0.13
Basic — pro forma	$0.06	$0.11
Diluted — as reported	$0.06	$0.12
Diluted — pro forma	$0.05	$0.10

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2006 and 2005:

	2006		2005
	Three months	Six months	Three months	Six months
Expected option life in years	6	6	4	4
Risk-free interest rate	4.73%	4.73%	3.90%	3.87%
Dividend yield	—	—	—	—
Expected volatility	51.3%	51.3%	70.8%	70.8%
Per share fair value	$3.77	$3.77	$3.25	$3.28

The expected option life used for 2006 grants is the average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The prior years’ expected life was the vesting term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility in 2006 is based on the historical volatility of the Company’s stock price for the period beginning January 1, 2003 through the option grant date. The prior years’ expected volatility was based on the historical volatility of the Company’s stock price.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,932,796	$3.40
Granted	395,600	$6.93
Exercised	(1,410,408)	$1.75
Canceled	(146,167)	$11.50

Outstanding at June 30, 2006	4,771,821	$3.95	6.1	$13,359

Exercisable at June 30, 2006	3,387,648	$3.19	4.9	$12,063

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first half of 2006 was $7,052. As a result of the stock options exercised, the Company recorded additional paid-in-capital of $5,530, which includes $3,083 of tax benefits recognized. During the first half of 2006, cash received from stock options exercised was $166.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

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

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	1,284,805	$2.64
Granted	395,600	$3.77
Vested	(286,543)	$2.00
Canceled	(9,689)	$2.92

Nonvested at June 30, 2006	1,384,173	$3.08

At June 30, 2006, there was $4,262 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 55,000 restricted stock awards during the second quarter of 2006. As of June 30, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,744, which is expected to be recognized over a weighted-average period of approximately 3.5 years. The Company recognized compensation expense of $101 and $205 on existing restricted stock awards during the three and six months ended June 30, 2006, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Approximately 9,000 and 10,000 shares were purchased under this plan during the six months ended June 30, 2006 and 2005, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $12 during the first half of 2006. At June 30, 2006, 101,500 shares were reserved for future issuance under the ESPP.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

10.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2006 and 2005:
	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2006
Net revenue	$21,105	$4,152	$1,771	$14	$27,042
Earnings (loss) before taxes	3,732	1,180	69	(2,226)	2,755
Depreciation and amortization	627	56	18	48	749
Interest income	13	—	—	8	21
Interest expense	22	—	—	573	595
Capital expenditures	825	41	1	38	905
Accounts receivable	8,851	5,769	492	85	15,197
Identifiable assets	102,979	12,938	1,660	5,123	122,700

Three months ended June 30, 2005
Net revenue	$15,061	$3,500	$1,848	$2	$20,411
Earnings (loss) before taxes	2,756	758	168	(1,448)	2,234
Depreciation and amortization	408	47	28	68	551
Interest income	2	—	—	2	4
Interest expense	8	—	—	189	197
Capital expenditures	578	113	1	6	698
Accounts receivable	6,340	5,217	589	146	12,292
Identifiable assets	67,497	12,197	1,775	5,315	86,784

Six months ended June 30, 2006
Net revenue	$38,970	$8,136	$3,816	$36	$50,958
Earnings (loss) before taxes	6,607	2,164	353	(4,090)	5,034
Depreciation and amortization	1,209	110	39	110	1,468
Interest income	25	—	—	13	38
Interest expense	35	—	—	953	988
Capital expenditures	1,119	132	19	109	1,379
Accounts receivable	8,851	5,769	492	85	15,197
Identifiable assets	102,979	12,938	1,660	5,123	122,700

Six months ended June 30, 2005
Net revenue	$28,484	$6,521	$3,690	$2	$38,697
Earnings (loss) before taxes	5,289	1,350	329	(2,725)	4,243
Depreciation and amortization	848	89	53	137	1,127
Interest income	9	—	—	7	16
Interest expense	13	—	—	299	312
Capital expenditures	1,169	178	59	40	1,446
Accounts receivable	6,340	5,217	589	146	12,292
Identifiable assets	67,497	12,197	1,775	5,315	86,784

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2006
(Dollars in thousands, except per share data; unaudited)

11.	SUBSEQUENT EVENTS

On July 19, 2006, the Company acquired a 61% interest in the Clearview Surgical Institute, a multi-specialty ambulatory surgery center located in Laredo, Texas.

On August 2, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% interest, acquired substantially all of the assets of the John Kenyon Center for Eye Surgery, an ophthalmic ambulatory surgery center located in Jeffersonville, Indiana.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2006 and the results of operations for the three and six months ended June 30, 2006 and 2005. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 23 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of June 30, 2006, we owned and operated 31 ASCs, of which 28 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated net revenue increased 31.7% to $51.0 million. Surgical facilities net revenue increased 36.8% to $39.0 million (same-facility surgical net revenue increased 7.3% to $28.9 million).
•	Operating income increased 42.6% to $10.8 million.
•	Acquired majority interests in three ASCs for $19.7 million
•	Increased the available commitment under our credit facility to $80,000.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Revenue:
Surgical facilities	78.0%	73.8%	76.5%	73.6%
Product sales and other	22.0	26.2	23.5	26.4
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.7	29.9	32.6	31.3
Cost of sales and medical supplies	24.6	24.3	24.6	24.3
Selling, general and administrative	18.4	22.8	18.6	21.8
Depreciation and amortization	2.8	2.7	2.9	2.9
Total operating expenses	77.5	79.7	78.7	80.3

Operating income	22.5	20.3	21.3	19.7

Minority interests in earnings of consolidated entities	10.5	9.3	9.9	8.8
Other (income) expense	1.8	0.1	1.5	(0.1)
Income before income taxes	10.2	10.9	9.9	11.0
Income tax provision	4.1	4.3	4.0	4.4
Net income from continuing operations	6.1	6.6	5.9	6.6
Net income from discontinued operations	—	0.2	—	0.5
Net income	6.1%	6.8%	5.9%	7.1%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Revenue

Consolidated. Total net revenue increased 32.5% from $20.4 million to $27.0 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2006 and 2005. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 40.1% from $15.1 million to $21.1 million. This increase was primarily the result of $4.6 million of net revenue from ASCs acquired or developed after April 1, 2005 (“new ASCs”) and a $1.6 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 7.6% increase in the number of same-facility procedures performed and a 3.2% increase in the net revenue per procedure due to a change in procedure mix and the higher fees charged for refractive intraocular lenses.

	Three Months Ended June 30,		Increase
Dollars in thousands	2006	2005	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$16,219	$14,643	$1,576
# of procedures	19,387	18,019	1,368

New ASCs:
Net revenue	$4,865	$241	$4,624
# of procedures	6,138	277	5,861

Expired laser services agreement
Net revenue	$21	$177	$(156)
# of procedures	56	426	(370)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 11.0% from $5.4 million to $5.9 million. Net revenue at our marketing products and services business increased $0.4 million. This is due to increased services provided to medical device manufacturers. Other net revenue decreased $0.1 million due to the expiration of a management consulting contract at the end of the first quarter of 2006.

	Three Months Ended June 30,		Increase
Dollars in thousands	2006	2005	(Decrease)

Product Sales:
Optical laboratories	$1,537	$1,371	$166
Optical products purchasing organization	681	579	102
Marketing products and services	1,427	1,067	360
Optometric practice/retail store	507	483	24
	4,152	3,500	652
Other:
Ophthalmology practice	1,771	1,740	31
Other	14	110	(96)
	1,785	1,850	(65)

Total Net Product Sales and Other Revenue	$5,937	$5,350	$587

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 40.5% from $6.1 million to $8.6 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 29.9% to 31.7% primarily due $0.4 million of stock-based compensation expense recorded in the second quarter of 2006. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 43.3% from $3.1 million to $4.5 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 7.5% from $1.9 million to $2.1 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

Corporate. Salaries, wages and benefits expense increased 95.2% from $1.0 million to $2.0 million. The increase was primarily due to $0.4 million of stock-based compensation expense recorded in the second quarter of 2006, additional employees required to service the new ASCs and annual salary increases. Salaries, wages and benefits expense during the second quarter of 2005 was unusually low due to the vacancy of the CEO position and related incentive accrual reductions.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 34.2% from $5.0 million to $6.7 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.3% to 24.6%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 46.8% from $3.4 million to $5.0 million. The expense increase was primarily the result of costs associated with our new ASCs, increased procedure volumes at some of our same-facility ASCs and the higher cost of refractive intraocular lenses.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 6.0% from $1.5 million to $1.6 million primarily due to costs associated with increased orders for products within our optical laboratories business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 7.1% from $4.7 million to $5.0 million. As a percentage of net revenue, selling, general and administrative expense decreased from 22.8% to 18.4%. The percentage decrease is primarily due to minimal increases in corporate overhead expenses necessary to service the new ASCs. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 19.9% from $3.4 million to $4.1 million. The increase is due to costs associated with our new ASCs and an increase of $0.2 million of management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense decreased 91.9% from $390,000 to $32,000. This decrease was primarily due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel of $0.2 million. The second quarter of 2005 also included incremental costs associated with the CEO search including additional board and presiding director expenses and increased costs to comply with section 404 of the Sarbanes-Oxley Act. We expect to continue to incur costs associated with being a public company throughout 2006 and in future years.

Depreciation and Amortization. Depreciation and amortization expense increased 35.9% from $0.5 million to $0.7 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $2.8 million in 2006 as compared to $1.9 million in 2005. Of this increase, 88.3% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Revenue

Consolidated. Total net revenue increased 31.7% from $38.7 million to $51.0 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2006 and 2005. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 36.8% from $28.5 million to $39.0 million. This increase was primarily the result of $8.7 million of net revenue from ASCs acquired or developed after January 1, 2005 (“new ASCs”) and a $1.9 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 3.1% increase in the number of same-facility procedures performed and a 4.2% increase in the net revenue per procedure due to a change in procedure mix and the higher fees charged for refractive intraocular lenses.

	Six Months Ended June 30,		Increase
Dollars in thousands	2006	2005	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$28,891	$26,927	$1,964
# of procedures	34,846	33,784	1,062

New ASCs:
Net revenue	$9,861	$1,186	$8,675
# of procedures	12,524	1,301	11,223

Expired laser services agreement
Net revenue	$218	$371	$(153)
# of procedures	586	950	(364)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 17.4% from $10.2 million to $12.0 million. Net revenue at our marketing products and services business increased $1.0 million. This is due to increased services provided to medical device manufacturers.

	Six Months Ended June 30,		Increase
Dollars in thousands	2006	2005	(Decrease)

Product Sales:
Optical laboratories	$3,130	$2,657	$473
Optical products purchasing organization	1,367	1,173	194
Marketing products and services	2,687	1,716	971
Optometric practice/retail store	952	975	(23)
	8,136	6,521	1,615
Other:
Ophthalmology practice	3,744	3,475	269
Other	108	217	(109)
	3,852	3,692	160

Total Net Product Sales and Other Revenue	$11,988	$10,213	$1,775

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 37.2% from $12.1 million to $16.6 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 31.3% to 32.6% primarily due to $0.8 million of stock-based compensation expense recorded during the first half of 2006. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 44.0% from $6.0 million to $8.6 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs that experienced increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 9.5% from $3.9 million to $4.2 million. The increase is primarily due to additional staff required to service increased volume within our marketing products and services business, optical laboratory business and ophthalmology practice.

Corporate. Salaries, wages and benefits expense increased 65.9% from $2.3 million to $3.9 million. The increase was primarily due to $0.8 million of stock based compensation expense recorded in the first half of 2006, additional employees required to service the new ASCs and annual salary increases. Salaries, wages and benefits expense during the first half of 2005 was unusually low due to the vacancy of the CEO position and related incentive accrual reductions.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 33.4% from $9.4 million to $12.6 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.3% to 24.6%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 40.5% from $6.6 million to $9.3 million. The expense increase was primarily the result of costs associated with our new ASCs, increased procedure volumes at some of our same-facility ASCs and the higher cost of refractive intraocular lenses.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 16.6% from $2.8 million to $3.3 million primarily due to costs associated with increased orders for products within our marketing products and services business and optical laboratory business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 12.2% from $8.5 million to $9.5 million. As a percentage of net revenue, selling, general and administrative expense decreased from 21.8% to 18.6%. The percentage decrease is primarily due to minimal increases in corporate overhead expenses necessary to service the new ASCs. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 22.3% from $6.3 million to $7.7 million. The increase is due to costs associated with our new ASCs and an increase of $0.4 million in management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased 2.6% from $1.7 million to $1.8 million.

Corporate. Corporate selling, general and administrative expense decreased 91.9% from $441,000 to $36,000. This decrease was primarily due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel of $0.4 million. The 2005 period also included incremental costs associated with the CEO search including additional board and presiding director expenses and increased costs to comply with section 404 of the Sarbanes-Oxley Act. The decrease was partially offset by costs associated with the restatement of our previously filed financial statements (See Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Depreciation and Amortization. Depreciation and amortization expense increased 30.3% from $1.1 million to $1.5 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $5.0 million in 2006 as compared to $3.4 million in 2005. Of this increase, 90.5% is attributable to new ASCs.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities during the first six months of 2006 generated $6.3 million in cash flow from continuing operations compared to $4.4 million in the comparable 2005 period. The increase in operating cash flow from continuing operations resulted primarily from an increase in operating income after adding back $0.8 million non-cash impact of stock compensation expense recorded during the first six months of 2006. This increase was partially offset by an increase in minority interest expense and accounts receivable due to the acquisition of new ASCs.

Investing activities during the first six months of 2006 resulted in negative cash flow of $21.2 million. Investing activities during the first six months of 2006 included the acquisition of three ASCs for $19.7 million, and the purchase of property and equipment for $1.4 million. Investing activities during the first six months of 2005 resulted in negative cash flow of $10.6 million which included the acquisition of two ASCs for $6.2 million, the buy-out of the Overland Park call option for $3.6 million and the purchase of property and equipment for $1.4 million.

Cash flows from financing activities during the first six months of 2006 included $15.3 million of net borrowings under our credit facility and $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.6 million of capital lease obligation payments. Cash flows from financing activities during the first six months of 2005 included $8.0 million of net borrowings under our credit facility and $0.3 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.2 million of capital lease obligation payments. Effective June 29, 2006 we entered into an amended credit agreement with our lenders, increasing the maximum commitment available under the facility to $80,000 and extending the expiration date to June 29, 2009. The amended facility includes an option to increase the maximum commitment available to $100,000 under certain conditions. The maximum commitment available under the facility is the lesser of $80,000 or the maximum allowed under the calculated ratio limitations. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.25%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. At June 30, 2006, we had $32,300 of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. As disclosed in Note 8 to the Interim Condensed Consolidated Financial Statements, during the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility.

As of June 30, 2006, we had cash and cash equivalents of $1.7 million and working capital of $9.0 million.

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

We are a party to option agreements with three physicians pursuant to which the physicians have the right to purchase or sell equity interests in two of our ASCs. These are summarized as follows:

•	Two of our existing physician-partners who each own a 14.5% interest in our Richmond, Virginia ASC have the right to sell us back their equity interests for the initial price paid at any time; and
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our credit facility. We do not use derivative financial instruments for speculative purposes. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On June 30, 2006, we had $32.3 million outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.25%, varying upon our ability to meet financial covenants.

At June 30, 2006, $32.3 million of our long-term debt was subject to variable rates of interest. Excluding the impact of our previously disclosed swap agreements, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.3 million. The fair value of our long-term debt approximated its carrying value at June 30, 2006.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on June 20, 2006 at which the stockholders voted to elect two Class I Directors for a term of three years expiring at our 2009 Annual Meeting of Stockholders and to approve the Company’s executive incentive compensation plan. Results of the voting were as follows:

Directors	For	Authority Withheld

Thomas S. Hall	16,528,848	3,841,877
R. Judd Jessup	17,974,937	2,395,788

The remaining directors, Robert J. Kelly, Scott H. Kirk, MD, Steven V. Napolitano and C.A. Lance Piccolo all continued their terms of office as directors of the Company after the 2006 Annual Meeting of Stockholders.

Executive Incentive Compensation Plan	For	Against	Abstain	Broker Non-Votes

	11,338,602	975,951	30,883	8,024,280

Item 6. Exhibits

10.47	Employment Agreement dated as of April 3, 2006 with Jack M. Clark

21	Subsidiaries of the Registrant

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber Scott T. Macomber Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)	August 9, 2006 Date

/s/ John P. Hart John P. Hart Vice President, Corporate Controller (as principal accounting officer)	August 9, 2006 Date