Form 10-Q
period 2006-09-30
NOVAMED INC
filed 2006-11-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 03, 2006, there were outstanding 23,803,590 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS	September 30, 2006	December 31, 2005
Current assets:	(unaudited)

Cash and cash equivalents	$1,410	$1,690
Accounts receivable, net of allowances of $25,350 and $13,941, respectively	17,036	11,933
Notes and amounts due from related parties	543	541
Inventory	2,113	2,012
Other current assets	1,568	1,310
Total current assets	22,670	17,486
Property and equipment, net	13,620	9,940
Intangible assets, net	106,098	68,299
Noncurrent deferred tax assets, net	1,125	470
Other assets, net	1,161	967
Total assets	$144,674	$97,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,816	$5,529
Accrued expenses and income taxes payable	5,326	4,986
Current maturities of long-term debt	1,314	302
Total current liabilities	13,456	10,817
Long-term debt, net of current maturities	49,461	17,404
Other long-term liabilities	327	—
Minority interests	13,108	10,266
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 28,466,158 and 26,783,396 shares issued at September 30, 2006 and December 31, 2005, respectively	284	268
Additional paid-in-capital	91,110	84,830
Deferred compensation	—	(1,572)
Accumulated deficit	(12,898)	(17,393)
Accumulated other comprehensive income (loss)	(310)	—
Treasury stock, at cost, 4,707,234 and 4,386,641 shares at September 30, 2006 and December 31, 2005, respectively	(9,864)	(7,458)
Total stockholders’ equity	68,322	58,675
Total liabilities and stockholders’ equity	$144,674	$97,162

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenue:
Surgical facilities	$22,249	$15,407	$61,219	$43,891
Product sales and other	5,525	5,522	17,512	15,735
Total net revenue	27,774	20,929	78,731	59,626

Operating expenses:
Salaries, wages and benefits	8,803	6,551	25,420	18,662
Cost of sales and medical supplies	6,614	5,009	19,167	14,417
Selling, general and administrative	5,394	4,093	14,879	12,544
Depreciation and amortization	751	623	2,219	1,750
Total operating expenses	21,562	16,276	61,685	47,373

Operating income	6,212	4,653	17,046	12,253

Minority interests in earnings of consolidated entities	3,124	1,931	8,167	5,344
Other (income) expense, net	692	52	1,449	(4)
Income before income taxes	2,396	2,670	7,430	6,913
Income tax provision	958	1,068	2,972	2,765
Net income from continuing operations	1,438	1,602	4,458	4,148
Net income from discontinued operations	37	25	37	212
Net income	$1,475	$1,627	$4,495	$4,360

Basic earnings per common share:
Income from continuing operations	$0.06	$0.07	$0.19	$0.19
Income from discontinued operations	—	—	—	0.01
Net income	$0.06	$0.07	$0.19	$0.20

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.07	$0.18	$0.17
Income from discontinued operations	—	—	—	0.01
Net income	$0.06	$0.07	$0.18	$0.18

Weighted average common shares outstanding	23,370	21,880	23,148	21,637
Dilutive effect of employee stock options and restricted stock	1,580	2,093	1,633	2,122
Diluted weighted average common shares outstanding	24,950	23,973	24,781	23,759

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, unaudited)

	Common Stock						Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Deferred Compensation Restricted Stock	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2005	26,783	$268	$84,830	$(1,572)	$(17,393)	$—	(4,387)	$(7,458)	$58,675

Stock options exercised	1,606	16	6,359	—	—	—	(305)	(2,296)	4,079
Shares issued - employee stock purchase plan	22	—	136	—	—	—	—	—	136
Restricted stock grants	55	—	—	—	—	—	(15)	(110)	(110)
Stock compensation expense	—	—	1,357	—	—	—	—	—	1,357
Reclass deferred compensation	—	—	(1,572)	1,572	—	—	—	—	—
Unrealized loss on interest rate swaps	—	—	—	—	—	(310)	—	—	(310)
Net income	—	—	—	—	4,495	—	—	—	4,495
Balance, September 30, 2006	28,466	$284	$91,110	$—	$(12,898)	$(310)	(4,707)	$(9,864)	$68,322

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,495	$4,360
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net earnings of discontinued operations	(37)	(212)
Depreciation and amortization	2,219	1,750
Current and deferred taxes	2,972	2,765
Stock-based compensation	1,357	—
Earnings of non-consolidated affiliate	(22)	(103)
Gain on sale of minority interests	(102)	(110)
Minority interests	8,167	5,344
Distributions to minority partners	(6,486)	(5,294)
Changes in operating assets and liabilities—
Accounts receivable	(3,674)	(950)
Inventory	3	(255)
Other current assets	(199)	(170)
Accounts payable and accrued expenses	859	927
Other noncurrent assets	(9)	66
Net cash provided by operating activities	9,543	8,118

Cash flows from investing activities:
Payments for acquisitions, net	(40,157)	(6,339)
Purchase of written option	—	(3,600)
Proceeds from sale of minority interests	653	941
Purchases of property and equipment	(2,888)	(2,047)
Other	377	90
Net cash used in investing activities	(42,015)	(10,955)

Cash flows from financing activities:
Borrowings under revolving line of credit	59,600	29,000
Payments under revolving line of credit	(31,200)	(25,000)
Other long-term borrowings	4,000	—
Proceeds from the issuance of common stock	718	605
Payments of other debt, debt issuance fees and capital lease obligations	(916)	(309)
Net cash provided by financing activities	32,202	4,296

Cash flows from discontinued operations:
Operating activities	(10)	86
Investing activities	—	67
Net cash (used in) provided by discontinued operations	(10)	153

Net (decrease) increase in cash and cash equivalents	(280)	1,612
Cash and cash equivalents, beginning of period	1,690	500
Cash and cash equivalents, end of period	$1,410	$2,112

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2005, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Nine months ended September 30,
	2006	2005
Interest paid	$1,533	$436
Income taxes paid	245	280
Income tax refunds received	(38)	(21)

Non cash investing and financing activities:

On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,730 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 305,254 shares of the Company’s common stock that the estate owned to fund the $2,296 aggregate exercise price. The Company added these tendered shares into treasury. As a result of this transaction, the Company recorded additional paid-in-capital of $5,213, which includes a deferred tax asset of $2,930.

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

During the first nine months of 2006 and 2005, the Company obtained medical equipment by entering into capital leases for $263 and $387, respectively.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

3.	INVENTORY

Inventory consists primarily of optical products such as eyeglass frames, optical lenses and contact lenses, as well as surgical supplies used in connection with the operation of the Company's ambulatory surgery centers (ASCs).

Balances as of:	September 30, 2006	December 31, 2005
Optical products	$928	$824
Surgical supplies	1,047	967
Other	138	221
Total inventory	$2,113	$2,012

4.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2005	$61,805	$5,475	$941	$68,221	$78
Acquisitions	37,821	—	—	37,821	—
Amortization	—	—	—	—	(22)
Balance September 30, 2006	$99,626	$5,475	$941	$106,042	$56

5.	ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. During the first nine months of 2006 the Company made the following acquisitions, none of which was significant enough to require pro forma disclosure.

Effective January 31, 2006, the Company acquired an additional 15% interest in its Pain Management Center located in New Albany, Indiana. The Company purchased 7.5% from each of its existing partners, increasing the Company’s ownership in this ASC to 51%. Prior to this additional purchase, the Company consolidated this ASC because it maintained effective control over the ASC’s assets and operations. The Company continues to consolidate this ASC.

Effective January 31, 2006, the Company’s ASC located in Berkley, Michigan redeemed its retiring partner’s entire interest in this ASC, issuing a promissory note payable in eight quarterly installments through November 1, 2007. This physician’s 24% interest was allocated proportionately among the remaining partners. As a result of this redemption, the Company’s ownership interest in this ASC increased by 16% from its previous 51% to 67%. Effective September 1, 2006, the Company sold this 16% interest to its two existing partners and a new physician partner, reducing the Company’s interest in this ASC to 51%.

On February 21, 2006, the Company acquired a 65% interest in the Preston Plaza Surgery Center, a multi-specialty ASC located in Dallas, Texas, for $12,450, of which the Company allocated $10,881 to goodwill. The acquisition was funded from the Company’s credit facility.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

On April 13, 2006, the Company acquired a 55% interest in the American Surgery Centers of South Texas, an ophthalmic ASC located in San Antonio, Texas for $2,070, of which the Company allocated $1,961 to goodwill. The acquisition was funded from the Company’s credit facility.

On May 2, 2006, the Company acquired a 51% interest in the Eye Surgery Center of Arkansas, an ophthalmic ASC located in Jonesboro, Arkansas for $5,200, of which the Company allocated $5,230 to goodwill. The acquisition was funded from the Company’s credit facility.

On July 19, 2006, the Company acquired a 61% interest in the Clearview Surgical Institute, a multi-specialty ASC located in Laredo, Texas for $9,150, of which the Company allocated $9,037 to goodwill. The acquisition was funded from the Company’s credit facility.

On August 2, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which the Company owns a 67.5% interest, acquired substantially all of the assets of the John Kenyon Center for Eye Surgery, an ophthalmic ASC located in Jeffersonville, Indiana. The New Albany ASC entered into a $4,000 five-year installment note to fund this acquisition. Of the purchase price, $3,949 was allocated to goodwill. In September, the Jeffersonville ASC was consolidated with the New Albany ASC, located in New Albany, Indiana.

On September 1, 2006, the Company acquired a 60% interest in Sandusky Plastic Surgery, Inc., an ophthalmic ASC located in Sandusky, Ohio for $4,100, of which the Company allocated $3,997 to goodwill. The acquisition was funded from the Company’s credit facility.

On September 29, 2006, the Company acquired a 51% interest in the newly developed Laser and Outpatient Surgery Center, LLC located in Gainesville, Florida for $2,775, of which the Company allocated $2,637 to goodwill. The acquisition was funded from the Company’s credit facility.

6.	DISCONTINUED OPERATIONS

During the third quarter of 2006 the Company reversed the remaining reserve balance related to its 2001 Plan of Discontinued Operations and Restructuring, as all identified liabilities had been settled.

Effective November 1, 2005, the Company sold its 80% interest in an ASC located in St. Joseph, Missouri to its physician-partners resulting in a net gain on sale of $71. The Company sold its interest due to state licensure issues unique to this ASC as well as its limited growth potential. The operating results of this ASC prior to November 1, 2005 are reported as discontinued operations.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

The operating results of discontinued operations are summarized below.

	Nine months ended September 30,
	2006	2005
Net revenue	$—	$672
Operating expense (income)	(60)	488
Litigation settlement	—	(197)
Minority interests	—	34
Income before income taxes	60	347
Income tax provision	23	135
Net income per statement of operations	$37	$212

7.	OTHER (INCOME) EXPENSE

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest expense	$864	$189	$1,852	$500
Interest income	(26)	(7)	(64)	(23)
Earnings of non-consolidated affiliate	9	(3)	(22)	(103)
(Gain) loss on sale of minority interests	(92)	(74)	(102)	(110)
Other, net	(63)	(53)	(215)	(268)
Other (income) expense, net	$692	$52	$1,449	$(4)

During the third quarter of 2006 the Company sold a 2.5% minority interest in its New Albany, Indiana ASC to one of its existing partners, increasing minority ownership in this ASC to 32.5%. This transaction resulted in a net gain on the sale of minority interest of $90 in the third quarter of 2006.

During the first quarter of 2006 the Company sold a 3% minority interest in its Maryville, Illinois ASC to a physician, increasing minority ownership in this ASC to 23%. This transaction resulted in a net gain on the sale of minority interest of $9 in the first quarter of 2006.

During the second quarter of 2005 the Company sold a 26% minority interest in its Columbus, Georgia ASC to eleven physicians and sold a 29% minority interest in its Richmond, Virginia ASC to two physicians, increasing the minority ownership in this ASC to 49%. During the third quarter of 2005 the Company sold a 2.5% minority interest in its Columbus, Georgia ASC to one physician increasing the minority ownership in this ASC to 28.5%. Also during the third quarter of 2005, the Company sold a 5% minority interest in its River Forest, Illinois ASC to one of its existing partners, increasing his ownership to 10% and increasing total minority ownership in this ASC to 30%.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

8.	REVOLVING CREDIT FACILITY

Effective June 29, 2006 the Company entered into a Fifth Amended and Restated Credit Agreement with its lenders, increasing the maximum commitment available under the facility to $80,000 and extending the expiration date to June 29, 2009. The amended facility includes an option to increase the maximum commitment available to $100,000 under certain conditions. The maximum commitment available under the facility is the lesser of $80,000 or the maximum allowed under the calculated ratio limitations. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.25%, varying depending upon the Company’s ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. At September 30, 2006, the Company had $45,400 of borrowings outstanding under its revolving credit facility and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2006 was 7.20% and 6.76%, respectively. In addition, the Company paid a fee ranging from .175% to .2% on the unused portion of the commitment. The weighted average interest rate on credit line borrowings at September 30, 2006 was 7.12%.

During the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $275 at September 30, 2006.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a five-year, $4,000 installment note to fund an acquisition. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $52 at September 30, 2006.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $220 and $110 that expire on March 31, 2007 and December 31, 2006, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

9.	OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company’s share of the negative value of the interest rate swaps was $310 at September 30, 2006 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet. See Note 8 for further discussion of the interest rate swaps.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

10.	STOCK BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. During the first nine months of 2006, the Company granted its directors and employees options to purchase 305,600 shares with an exercise price of $6.87 per share, options to purchase 100,000 shares with an exercise price of $7.10 per share and options to purchase 24,000 shares with a weighted average exercise price of $7.45 per share. Stock compensation expense of $369 and $986 was recognized on existing stock options during the three and nine months ended September 30, 2006, respectively. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005:

	Three months ended	Nine months ended
	September 30, 2005
Net income - as reported	$1,627	$4,360
Deduct: Total stock based compensation expense, net of related tax effects	(175)	(456)
Pro forma net income	$1,452	$3,904

Earnings per share:
Basic — as reported	$0.07	$0.20
Basic — pro forma	$0.07	$0.18
Diluted — as reported	$0.07	$0.18
Diluted — pro forma	$0.06	$0.16

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2006 and 2005:

	2006		2005
	Three months	Nine months	Three months	Nine months
Expected option life in years	6	6	4	4
Risk-free interest rate	4.70%	4.73%	3.90%	3.87%
Dividend yield	—	—	—	—
Expected volatility	49.9%	51.2%	70.8%	70.8%
Per share fair value	$4.23	$3.78	n/a	$3.28

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

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,932,796	$3.40
Granted	429,600	$6.96
Exercised	(1,605,015)	$1.79
Canceled	(145,480)	$11.52

Outstanding at September 30, 2006	4,611,901	$4.05	6.1	$17,655

Exercisable at September 30, 2006	3,301,932	$3.30	5.0	$15,119

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first nine months of 2006 was $9,775. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $6,375, which includes $3,497 of tax benefits recognized. During the first nine months of 2006, cash received from stock options exercised was $582.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,730 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 305,254 shares of the Company’s common stock that the estate owned to fund the $2,296 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $2,296.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2005	1,284,805	$2.64
Granted	429,600	$3.78
Vested	(394,747)	$2.42
Canceled	(9,689)	$2.92

Nonvested at September 30, 2006	1,309,969	$3.08

At September 30, 2006, there was $4,033 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 55,000 restricted stock awards during the second quarter of 2006. As of September 30, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,619, which is expected to be recognized over a weighted-average period of approximately 3.3 years. The Company recognized compensation expense of $125 and $330 on existing restricted stock awards during the three and nine months ended September 30, 2006, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Approximately 22,700 and 19,000 shares were purchased under this plan during the nine months ended September 30, 2006 and 2005, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $41 during the first nine months of 2006. At September 30, 2006, 88,700 shares were reserved for future issuance under the ESPP.

11.	SUBSEQUENT EVENTS

On October 3, 2006, the Company acquired a 65% interest in the Surgery Center of Cleveland, a multi-specialty ASC located in Cleveland, Tennessee.

On November 3, 2006, the Company acquired a 51% interest in the Eye Surgery Center of Warrensburg, an ophthalmic ASC located in Warrensburg, Missouri.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2006
(Dollars in thousands, except per share data; unaudited)

12.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2006 and 2005:
	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2006
Net revenue	$22,249	$3,533	$1,978	$14	$27,774
Earnings (loss) before taxes	4,144	762	244	(2,754)	2,396
Depreciation and amortization	635	56	19	41	751
Interest income	17	—	—	9	26
Interest expense	76	—	—	788	864
Capital expenditures	1,253	36	8	212	1,509
Accounts receivable	11,587	4,786	608	55	17,036
Identifiable assets	126,402	11,914	1,787	4,571	144,674

Three months ended September 30, 2005
Net revenue	$15,407	$3,562	$1,927	$33	$20,929
Earnings (loss) before taxes	2,944	821	176	(1,271)	2,670
Depreciation and amortization	463	67	26	67	623
Interest income	4	—	—	3	7
Interest expense	9	—	—	180	189
Capital expenditures	551	3	21	26	601
Accounts receivable	6,341	4,855	552	95	11,843
Identifiable assets	71,231	11,877	1,746	5,293	90,147

Nine months ended September 30, 2006
Net revenue	$61,219	$11,669	$5,794	$49	$78,731
Earnings (loss) before taxes	10,751	2,926	597	(6,844)	7,430
Depreciation and amortization	1,844	166	57	152	2,219
Interest income	42	—	—	22	64
Interest expense	111	—	—	1,741	1,852
Capital expenditures	2,372	168	28	320	2,888
Accounts receivable	11,587	4,786	608	55	17,036
Identifiable assets	126,402	11,914	1,787	4,571	144,674

Nine months ended September 30, 2005
Net revenue	$43,891	$10,083	$5,619	$33	$59,626
Earnings (loss) before taxes	8,233	2,170	505	(3,995)	6,913
Depreciation and amortization	1,312	155	79	204	1,750
Interest income	13	—	—	11	24
Interest expense	22	—	—	479	501
Capital expenditures	1,720	181	80	66	2,047
Accounts receivable	6,341	4,855	552	95	11,843
Identifiable assets	71,231	11,877	1,746	5,293	90,147

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2006 and the results of operations for the three and nine months ended September 30, 2006 and 2005. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 23 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of September 30, 2006, we owned and operated 33 ASCs, of which 31 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated net revenue increased 32.0% to $78.8 million. Surgical facilities net revenue increased 39.5% to $61.2 million (same-facility surgical net revenue increased 8.0% to $42.7 million).

•	Operating income increased 39.1% to $17.0 million.

•	Acquired majority interests in seven ASCs for $40.2 million.

•	Increased the available commitment under our credit facility to $80 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Revenue:
Surgical facilities	80.1%	73.6%	77.8%	73.6%
Product sales and other	19.9	26.4	22.2	26.4
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.7	31.3	32.3	31.3
Cost of sales and medical supplies	23.8	23.9	24.3	24.2
Selling, general and administrative	19.4	19.6	18.9	21.0
Depreciation and amortization	2.7	3.0	2.8	2.9
Total operating expenses	77.6	77.8	78.3	79.4

Operating income	22.4	22.2	21.7	20.6

Minority interests in earnings of consolidated entities	11.3	9.2	10.4	9.0
Other (income) expense	2.5	0.2	1.8	—
Income before income taxes	8.6	12.8	9.5	11.6
Income tax provision	3.4	5.1	3.8	4.6
Net income from continuing operations	5.2	7.7	5.7	7.0
Net income from discontinued operations	0.1	0.1	—	0.3
Net income	5.3%	7.8%	5.7%	7.3%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Revenue

Consolidated. Total net revenue increased 32.7% from $20.9 million to $27.8 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2006 and 2005. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 44.4% from $15.4 million to $22.2 million. This increase was primarily the result of $5.5 million of net revenue from ASCs acquired or developed after July 1, 2005 (“new ASCs”) and a $1.7 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 6.6% increase in the number of same-facility procedures performed and a 4.9% increase in the net revenue per procedure due to a change in procedure mix and the higher fees charged for refractive intraocular lenses.

	Three Months Ended September 30,		Increase
Dollars in thousands	2006	2005	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$16,475	$14,733	$1,742
# of procedures	19,153	17,959	1,194

New ASCs:
Net revenue	$5,462	$—	$5,462
# of procedures	6,936	—	6,936

Expired laser services agreement and ASC closures
Net revenue	$312	$674	$(362)
# of procedures	314	1,052	(738)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue for the third quarter remained flat at $5.5 million for both 2006 and 2005.

	Three Months Ended September 30,		Increase
Dollars in thousands	2006	2005	(Decrease)
Product Sales:
Optical laboratories	$1,399	$1,418	$(19)
Optical products purchasing organization	666	619	47
Marketing products and services	961	1,058	(97)
Optometric practice/retail store	507	467	40
	3,533	3,562	(29)
Other:
Ophthalmology practice	1,978	1,821	157
Other	14	139	(125)
	1,992	1,960	32

Total Net Product Sales and Other Revenue	$5,525	$5,522	$3

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 34.4% from $6.6 million to $8.8 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 31.3% to 31.7% primarily due to $0.5 million of stock-based compensation expense recorded in the third quarter of 2006 and increased corporate infrastructure expenses during 2006. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 38.3% from $3.4 million to $4.6 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments remained flat at $2.1 million.

Corporate. Salaries, wages and benefits expense increased 79.3% from $1.2 million to $2.1 million. The increase was primarily due to $0.5 million of stock-based compensation expense recorded in the third quarter of 2006, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses. Salaries, wages and benefits expense during the third quarter of 2005 was unusually low due to the vacancy of the CEO position.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 32.0% from $5.0 million to $6.6 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.9% to 23.8%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 48.4% from $3.5 million to $5.2 million. The expense increase was primarily the result of costs associated with our new ASCs, increased procedure volumes at some of our same-facility ASCs and the higher cost of refractive intraocular lenses.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 5.4% from $1.5 million to $1.4 million primarily due to decreased orders for products at our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 31.8% from $4.1 million to $5.4 million. As a percentage of net revenue, selling, general and administrative expense decreased from 19.6% to 19.4%. The percentage decrease is primarily due to minimal increases in corporate overhead expenses necessary to service the new ASCs. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 39.5% from $3.1 million to $4.4 million. The increase is due to costs associated with our new ASCs and an increase of $0.2 million of management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense decreased 26.9% from $89,000 to $65,000. This decrease was primarily due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel of $0.2 million and presiding director expenses incurred during the third quarter of 2005. The decrease was partially offset by increased costs to comply with section 404 of the Sarbanes-Oxley Act. We expect to continue to incur costs associated with being a public company throughout 2006 and in future years.

Depreciation and Amortization. Depreciation and amortization expense increased 20.5% from $0.6 million to $0.7 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $3.1 million in 2006 as compared to $1.9 million in 2005. Of this increase, 74.1% is attributable to new ASCs. Interest expense increased from $0.2 million to $0.8 million due to our increased borrowings to fund our ASC acquisitions and higher borrowing costs primarily related to an increase in interest rates over the past year.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Revenue

Consolidated. Total net revenue increased 32.0% from $59.6 million to $78.7 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2006 and 2005. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 39.5% from $43.9 million to $61.2 million. This increase was primarily the result of $14.7 million of net revenue from ASCs acquired or developed after January 1, 2005 (“new ASCs”) and a $3.2 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 3.5% increase in the number of same-facility procedures performed and a 4.5% increase in the net revenue per procedure due to a change in procedure mix and the higher fees charged for refractive intraocular lenses.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2006	2005	(Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$42,723	$39,547	$3,176
# of procedures	50,891	49,182	1,709

New ASCs:
Net revenue	$17,144	$2,427	$14,717
# of procedures	21,423	2,693	18,730

Expired laser services agreement and ASC closures
Net revenue	$1,352	$1,917	$(565)
# of procedures	2,045	3,171	(1,126)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 11.3% from $15.7 million to $17.5 million. Net revenue at our marketing products and services business increased $0.9 million. This is due to increased services provided to medical device manufacturers. Net revenue at our optical laboratories business increased $0.4 million due to an increase in existing customer orders and improved external marketing. Net revenue from our ophthalmology practice increased $0.4 million primarily due to an increase in the number of patient visits.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2006	2005	(Decrease)

Product Sales:
Optical laboratories	$4,528	$4,075	$453
Optical products purchasing organization	2,034	1,792	242
Marketing products and services	3,648	2,774	874
Optometric practice/retail store	1,459	1,442	17
	11,669	10,083	1,586
Other:
Ophthalmology practice	5,723	5,296	427
Other	120	356	(236)
	5,843	5,652	191

Total Net Product Sales and Other Revenue	$17,512	$15,735	$1,777

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 36.2% from $18.7 million to $25.4 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 31.3% to 32.3% primarily due to $1.4 million of stock-based compensation expense recorded during the first nine months of 2006 and increased corporate infrastructure expenses. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 42.0% from $9.3 million to $13.2 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs that experienced increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased 6.8% from $5.9 million to $6.3 million. The increase is primarily due to additional staff required to service increased volume within our marketing products and services business, optical laboratory business and ophthalmology practice.

Corporate. Salaries, wages and benefits expense increased 70.5% from $3.5 million to $5.9 million. The increase was primarily due to $1.4 million of stock based compensation expense recorded in the first nine months of 2006, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses. Salaries, wages and benefits expense during the third quarter of 2005 was unusually low due to the vacancy of the CEO position.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 32.9% from $14.4 million to $19.2 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 24.2% to 24.3%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 43.3% from $10.1 million to $14.4 million. The expense increase was primarily the result of costs associated with our new ASCs, increased procedure volumes at some of our same-facility ASCs and the higher cost of refractive intraocular lenses.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 8.9% from $4.4 million to $4.7 million primarily due to costs associated with increased orders for products within our marketing products and services business and optical laboratory business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 18.6% from $12.5 million to $14.9 million. As a percentage of net revenue, selling, general and administrative expense decreased from 21.0% to 18.9%. The percentage decrease is primarily due to minimal increases in corporate overhead expenses necessary to service the new ASCs. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 28.0% from $9.4 million to $12.0 million. The increase is due to costs associated with our new ASCs and an increase of $0.6 million in management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased 4.9% from $2.6 million to $2.7 million.

Corporate. Corporate selling, general and administrative expense decreased 81.0% from $0.5 million to $0.1 million. This decrease was primarily due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel of $0.6 million. The 2005 period also included incremental costs associated with the CEO search including additional board and presiding director expenses. The decrease was partially offset by costs associated with the restatement of our previously filed financial statements (See Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Depreciation and Amortization. Depreciation and amortization expense increased 26.8% from $1.8 million to $2.2 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $8.2 million in 2006 as compared to $5.3 million in 2005. Of this increase, 87.0% is attributable to new ASCs. Interest expense increased from $0.5 million to $1.8 million due to our increased borrowings to fund our ASC acquisitions and higher borrowing costs primarily related to an increase in interest rates over the past year.

Provision for Income Taxes. Our effective tax rate was unchanged at 40.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities during the first nine months of 2006 generated $9.5 million in cash flow from continuing operations compared to $8.1 million in the comparable 2005 period. The increase in operating cash flow from continuing operations resulted primarily from an increase in operating income after adding back $1.4 million non-cash impact of stock compensation expense recorded during the first nine months of 2006. This increase was partially offset by an increase in distributions to minority partners and accounts receivable due to the acquisition of new ASCs.

Investing activities during the first nine months of 2006 resulted in negative cash flow of $42.0 million. Investing activities during the first nine months of 2006 included the acquisition of seven ASCs for $40.2 million, and the purchase of property and equipment for $2.9 million. Investing activities during the first nine months of 2005 resulted in negative cash flow of $11.0 million which included the acquisition of two ASCs for $6.3 million, the buy-out of the Overland Park call option for $3.6 million and the purchase of property and equipment for $2.0 million.

Cash flows from financing activities during the first nine months of 2006 included $28.4 million of net borrowings under our credit facility, the $4.0 million installment note issued by the New Albany, IN ASC to fund an acquisition and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. These financing activities were partially offset by $0.9 million of capital lease and other debt obligation payments. Cash flows from financing activities during the first nine months of 2005 included $4.0 million of net borrowings under our credit facility and $0.6 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.3 million of capital lease obligation payments. Effective June 29, 2006 we entered into an amended credit agreement with our lenders, increasing the maximum commitment available under the facility to $80 million and extending the expiration date to June 29, 2009. The amended facility includes an option to increase the maximum commitment available to $100 million under certain conditions. The maximum commitment available under the facility is the lesser of $80 million or the maximum allowed under the calculated ratio limitations. Maximum borrowing availability and applicable interest rates under the facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.25%, varying depending upon our ratios and ability to meet other financial covenants. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. At September 30, 2006, we had $45.4 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. As disclosed in Note 8 to the Interim Condensed Consolidated Financial Statements, during the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against fluctuations of the LIBOR rate on $24 million of the Company’s variable rate debt under the credit facility.

As of September 30, 2006, we had cash and cash equivalents of $1.4 million and working capital of $9.2 million.

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

We are a party to option agreements with three physicians pursuant to which the physicians have the right to purchase or sell equity interests in two of our ASCs. These are summarized as follows:

•	Two of our existing physician-partners who each own a 14.5% interest in our Richmond, Virginia ASC have the right at any time, to sell us back their equity interests for the initial price paid; and

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain "forward-looking statements" that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2006 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; reduced prices and reimbursement rates for surgical procedures; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary; and demand for elective surgical procedures. See Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for further discussion. You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations and temporary cash investments. Historically, we have not held or issued derivative financial instruments other than the use of a variable-to-fixed interest rate swap for a portion of our credit facility. We do not use derivative financial instruments for speculative purposes. Interest rate risk is managed through variable rate and term borrowings under our credit facility. On September 30, 2006, we had $45.4 million outstanding under our credit facility. Our revolving line of credit bears interest at an annual rate equal to our lender’s published base rate plus applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.25%, varying upon our ability to meet financial covenants.

At September 30, 2006, $45.4 million of our long-term debt was subject to variable rates of interest. Excluding the impact of our previously disclosed swap agreements, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.4 million. The fair value of our long-term debt approximated its carrying value at September 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C. Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

7/01/2006 - 7/31/2006	1,534	$ 6.39	None	None
8/01/2006 - 8/31/2006	1,534	$ 7.48	None	None
9/01/2006 - 9/30/2006	1,534	$ 8.43	None	None

(1) Represents shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6. Exhibits

21	Subsidiaries of the Registrant

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	November 09, 2006
Scott T. Macomber Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)	Date

/s/ John P. Hart	November 09, 2006
John P. Hart Vice President, Corporate Controller (as principal accounting officer)	Date