Form 10-K
period 2006-12-31
NOVAMED INC
filed 2007-03-16
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (312) 664-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market, LLC

Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No X

     The aggregate market value of the registrant's shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 30, 2006 was $144,092,675. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 8, 2007 was 24,240,346.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

     This Annual Report on Form 10-K (the “Form 10-K”) contains, and incorporates by reference, certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2007 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; our ability to manage our increasing borrowing costs as we incur additional indebtedness to fund the acquisition and development of surgical facilities; our ability to maintain successful relationships with the physicians who use our surgical facilities; our operating margins and profitability could suffer if we are unable to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary. These factors and others are more fully set forth under “Item 1A - Risk Factors.” You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

     Unless the context requires otherwise, you should understand all references to “we,” “us” and “our” to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1. Business

General

     NovaMed, Inc. is a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of March 15, 2007, we own and operate 37 ASCs located in 18 states. Historically, most of our ASCs have been single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures - primarily cataract surgery. Over the past three years, however, we have focused on expanding into other specialties such as orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. This expansion into other specialties has been accomplished through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of March 15, 2007, 10 of our 37 ASCs offer surgical services in specialties other than ophthalmology. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

     As of March 15, 2007, we have physicians as our equity partners in 35 of our ASCs; we own a majority interest in 34 of these facilities and a minority interest in one other. We own all of the equity interests in our other two ASCs; however, in the future we may elect to sell a minority interest in these facilities to physicians.

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

     In addition to our surgical facilities and optical products businesses, we provide management services to two eye care practices pursuant to long-term service agreements. Under these service agreements, we provide business, information technology, administrative and financial services to these practices in exchange for a management fee. These management services are provided to an optometric practice with an optical retail store located in the Chicago market and an ophthalmology practice with multiple locations in Atlanta, Georgia.

     We were originally organized as a Delaware limited liability company in March 1995 under the name NovaMed Eyecare Management, LLC. In connection with a venture capital investment made in November 1996, NovaMed Holdings Inc., an Illinois corporation, was formed to serve as a holding company, with NovaMed Eyecare Management, LLC as our principal operating subsidiary. In May 1999, NovaMed Holdings Inc. reincorporated as a Delaware corporation and changed its name to NovaMed Eyecare, Inc. In August 1999, we consummated our initial public offering of common stock. In March 2004, we changed our name to NovaMed, Inc. We also changed the name of our principal operating subsidiary to NovaMed Management Services, LLC.

Information Available

     Our corporate headquarters are located at 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611, and our website is www.novamed.com. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s public reference facilities at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file their Exchange Act documents electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Industry Overview

Ambulatory Surgery Center Industry

     The term “ambulatory surgery” refers to medical procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ASC industry has grown consistently, with 5,349 ASCs in the United States as of November 2006 according to Verispan, L.L.C., an independent health care market research and information firm. Improved surgical techniques and technologies have significantly expanded the number of surgical procedures that can be performed in an ASC. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has minimized postoperative side effects such as nausea and drowsiness, resulting in shorter recovery times and in many cases eliminating the need for overnight hospitalization.

     We also believe that the convenience and efficiencies offered by an ASC have also contributed to the growth in ASC procedures. We believe that many physicians prefer an ASC to a hospital because of greater scheduling flexibility, faster turnaround time between cases and more efficient nurse staffing. Patients prefer the experience of a surgical facility dedicated to their specialized surgery that is free from disruptions or scheduling conflicts that often arise in hospitals due to emergency procedures or more complex surgical procedures that take longer than expected.

     In addition to these technological advancements and operating efficiencies, we believe that public and private third party payors recognize the cost-effective benefits of ASCs. We believe that surgery performed at an ASC is generally less expensive than hospital-based outpatient surgery because of lower facility costs, more efficient staffing and space utilization and specialized operating environment focused on cost containment.

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

     While the number of patient choices for vision correction has increased with improved surgical vision correction technologies and techniques, the market for basic optical goods including corrective lenses, eyeglass frames, contact lenses and other optical products and accessories, remains a significant market. Eyeglass lenses and frames are typically sold through retail optical outlets located in optometrist and ophthalmologist clinics, as well as through retail stores.

Our Business Model

     We are focused primarily on acquiring, developing and operating ASCs within new and existing markets. We believe that our experience in operating ASCs, when coupled with our management services experience in working with physicians, will provide our physician-partners with an efficient operating environment to maximize quality patient care. Our business was founded in the eye care setting, but we have expanded into other specialties and will continue to acquire and develop ASCs in varying specialties.

Surgical Facilities

     As of March 15, 2007, we own and operate 37 ASCs, each of which is a state-licensed and Medicare-certified ASC. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. Seventy-one percent of the surgical procedures performed in our facilities in 2006 were ophthalmic procedures, with orthopedics, pain management and gastroenterology comprising 8%, 7% and 7%, respectively.

     We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility and the minority equity interests are held by physicians that perform surgeries in the ASC and live in the ASC’s local community. We currently own a minority interest in one of our facilities, but we have an option that expires during 2007 to purchase additional equity to allow us to own a majority interest. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

     In addition to owning and operating ASCs, we also are parties to laser services agreements pursuant to which we provide excimer lasers and various services to ophthalmologists for their use in performing laser vision correction surgery. Our excimer lasers are either located in our ASCs or provided to physicians for use in their medical practices through these laser services agreements. Three of our laser services agreements expired in 2006 and two more will expire in 2007. Unless the parties agree on extensions, our other laser services agreements will be expiring over the next four years.

     Our nonexclusive supply agreement with Alcon Laboratories, Inc., pursuant to which we were able to procure and utilize excimer lasers and other equipment, expired on December 31, 2006. Although we did not see a need to renew this supply agreement, we did negotiate with Alcon lease extensions on two lasers that we will continue to provide under our remaining laser service agreements. While we may elect to acquire an excimer laser on behalf of an ASC from time to time, we generally do not intend to enter into any additional laser services agreements.

Product Sales

     We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 250 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 200 suppliers. We process consolidated monthly billing for over 1,500 customers that utilize our purchasing organization. Customers of these businesses include our former affiliated doctors who are parties to multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, unless the parties agree on extensions, these supply agreements will expire between March 2007 and May 2009. The product sales revenue generated from these customers in 2006 constituted less than five percent of our total product sales revenue.

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

Other

     We also have a 40-year service agreement in place with an ophthalmology practice with multiple locations in Atlanta, Georgia. We provide all of the services, facilities and equipment necessary to operate this medical practice, including services identical in nature to those described above with respect to our Illinois affiliated optometric practice.

     For a further discussion regarding these segments and their respective financial information, please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Growth Strategy

Surgical Facilities

     We are focused on acquiring, developing and operating ASCs. Historically, our emphasis was primarily on eye surgical services. Over the past three years, however, we have expanded into other specialties such as orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. This expansion into other specialties has been through both the acquisition of new facilities and the addition of specialties to our existing centers. While ophthalmology is still our largest specialty and a key part of our growth strategy, we are actively evaluating and pursuing opportunities in other specialties. The key elements of our growth strategy are:

  Increasing the revenue and profitability of our existing ASCs;
  Acquiring equity interests in ASCs in partnership with physicians; and
  Developing newly constructed ASCs through joint ownership arrangements with physicians.

     Increasing Revenue and Profitability of our Existing ASCs

     The revenue generated by our ASCs is driven by the surgical procedures performed by physicians. Revenue growth in our existing ASCs is expected to be derived from an increase in surgical procedures performed at each facility, whether this increase is from the existing physicians or new physicians utilizing the facility. All of our ASCs currently have the capacity to handle additional procedures. Given this capacity, we introduce the benefits of our facilities to new physicians who may be using other less efficient and convenient facilities. We believe the efficiency and convenience of an ASC, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients and provides a more attractive setting than hospitals. We employ sales people in several of our markets who are working on a full-time basis to market our ASCs to potential physicians. We also work with our physicians to identify new procedures, technologies or equipment to integrate into our facilities and expand the scope of surgical services offered in a cost-effective manner. Moreover, as we continue to expand the number of multi-specialty ASCs within our portfolio, reimbursements from private third party payors will likely increase as an overall percentage of our surgical facility revenue. Thus, we will continue to evaluate opportunities to maximize our managed care panel participation and reimbursement levels.

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

     Acquiring Equity Interests in ASCs

     We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need (CON) for development. In analyzing potential transactions, the evaluation of our prospective physician-partners is a critical factor. We recognize that the success of our ASCs is tied directly to the success of our physician-partners and their practices. We believe our management services experience greatly enhances our physician evaluation process.

     We also assess the target facility’s potential for future growth. We identify opportunities to add new physicians or surgical procedures, or to improve managed care participation. We also examine the opportunities to reduce expenses through improved staff efficiency, better physician scheduling and reduced supply costs. Our development staff and operations personnel work closely with our physician partners to formulate a growth strategy for each newly acquired facility to maximize our return on investment.

     We currently intend to finance our future acquisitions of equity interests in ASCs using cash generated from our operations and amounts borrowed under our credit facility. Our $125 million credit facility expires on February 5, 2010.

     Developing Newly Constructed ASCs

     Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who don’t have the resources, productivity or expertise to construct a facility on their own and seek an experienced partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. We have developed two of our 37 ASCs as of March 15, 2007.

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

Competition

Surgical Facilities

     In acquiring, developing and operating our ASCs, our principal competitors are corporations, physicians and hospitals. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger, publicly held companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. In each of our local markets, we also compete with hospitals and other ASCs in attracting physicians to utilize our ASCs, for patients and for managed care contracting opportunities.

Product Sales

     Our two optical laboratories face a variety of national, regional and local competitors. We compete in the optical laboratory market on the bases of quality and breadth of service, reputation and price.

     In the market for providing optical group purchasing services, we primarily compete with national and regional buying groups, as well as large vendors. Competition in this market is based upon service, price and the strength of the purchasing organization, including the ability to negotiate discounts with suppliers.

Other

     Our management services are provided to eye care professionals through long-term affiliations. The market for these management services is fragmented, and we do not face any single, dominant U.S. national competitor. Eye care professionals may seek a corporate partner to assist them in the growth and development of their practices, as well as with the day-to-day management and administration of their businesses. Factors that may influence an eye care professional's decision to retain a corporate partner to provide management services are the corporate partner's experience and scope and quality of services offered, the eye care professional's need for these services, and price.

Employees

     As of March 8, 2007, we had approximately 666 employees, 439 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

     Many of our ASCs are located adjacent to a physician practice. In some instances, our ASCs may lease from the physician practice some or all of the individuals who provide services in the ASC on our behalf. This is typically only done when the ASC may provide surgical services on a limited schedule. This leasing model allows us to staff these centers in a more cost-effective manner.

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

     The following is a summary of the principal health care regulatory issues affecting our operations and us.

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

     Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of March 15, 2007, we co-own 35 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling minority interests in our existing wholly owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

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

     Civil False Claims Act. The Federal Civil False Claims Act prohibits knowingly presenting or causing to be presented any false or fraudulent claim for payment by the government, or using any false or fraudulent record in order to have a false or fraudulent claim paid. Violations of the law may result in repayment of three times the damages suffered by the government and penalties from $5,500 to $11,000 per false claim. Collateral consequences of a violation of the False Claims Act include administrative penalties and possible exclusion from participation in Medicare, Medicaid and other federal health care programs.

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

State Law

     Facility Licensure and Certificate of Need. We are required to obtain and maintain licenses from the state departments of health in states where we open, acquire and operate ASCs. We believe that we have obtained, and that we maintain, the necessary licenses in states where licenses are required. With respect to future expansion, we cannot assure you that we will be able to obtain the required licenses without unreasonable expense or delay. In addition, we cannot assure you that we will be able to maintain licenses for all of our operating ASCs. We believe our ASCs are in compliance with all applicable state licensure requirements, but we cannot guaranty that the state departments of health will continue to view our facilities as being in compliance.

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

     Corporate Practice of Medicine. A number of states have enacted laws that prohibit, or have common law that prohibits, the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Application of the corporate practice of medicine prohibition varies from state to state. Although we neither employ physicians nor provide professional medical services, we provide services to physicians in connection with their performance of surgical procedures through laser services agreements and through our remaining management services agreements. To the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, we cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction's corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with these eye care professionals and there is a possibility that some provisions of our agreements may not be enforceable.

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

Government Regulation – Management Services

     Our management services business and the operations of our affiliated providers are also subject to extensive and continuing regulation by governmental entities at the federal, state and local levels. The following is a summary of the principal health care regulatory issues affecting our management services business, both with respect to our affiliated providers and us:

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

Risks Relating to Our Business

Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and other governmental and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow

     Government sponsored health care programs accounted for approximately 38% of our consolidated net revenue for the year ended December 31, 2006. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and other governmental and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

     On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the “Medicare Modernization Act”) was signed into law. The Medicare Modernization Act eliminates the historical practice of basing ASC facility fees on cost surveys of ASCs, and instead requires the Centers for Medicare & Medicaid Services (CMS) to devise a new methodology for establishing ASC facility payments, and to implement new reimbursement rates based on the new methodology between January 1, 2006 and January 1, 2008. On August 23, 2006, CMS proposed a new rate-setting methodology pursuant to the mandate established under the Medicare Modernization Act. Under the rate-setting methodology proposed by CMS, ASC facility payments would be a percentage (proposed to be 62 percent) of the rates paid to hospitals for the same services when furnished on an outpatient basis in the hospital setting. Payments for certain services commonly furnished in a physician offices would be capped at the amount Medicare pays physicians as a technical component when the services are furnished in the office setting. In the proposal, CMS also announced its intent to implement the new payment system effective for services furnished on and after January 1, 2008. When CMS eventually implements rebased rates, payment amounts for most procedures could change, in some cases significantly. Additionally, the Medicare Modernization Act provides that there shall be no inflation update to Medicare ASC rates during calendar years 2005 through 2009. This freeze will adversely affect the revenues of our business. Further, if CMS finalizes its proposal to base ASC payments on amounts paid to hospitals for comparable services, we anticipate significant fluctuation in ASC payment rates from year-to-year when CMS annually updates hospital payment rates.

     The proposed rule, as written, would result in a reduction in the reimbursement rates for certain ophthalmology procedures, including cataract and YAG procedures, which made up approximately 54% of the procedures performed in our ASCs in the fourth quarter of 2006. The proposed rule also would reduce reimbursement rates for gastroenterology and pain procedures which together made up approximately 14% of the procedures performed in our ASCs in the fourth quarter of 2006. Conversely, the proposed rule would increase reimbursement rates for certain procedures, including orthopedic procedures, which made up approximately 8% of the total procedures performed in our ASCs in the fourth quarter of 2006. These proposed reimbursement changes are currently scheduled to be phased in over a two-year period beginning January 1, 2008. If we annualized our fourth quarter 2006 procedure mix, payor mix and volume, we estimate that the first phase of the proposed rule would negatively impact our annual earnings per share by $0.01 to $0.02. We estimate that the final phase of the proposed rule, including the impact of the first phase, would negatively impact our annual earnings per share by $0.03 to $0.04.

     On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005. This legislation requires CMS to, among other things, limit Medicare reimbursements for surgical procedures furnished in ASCs to the amount paid to a hospital for the same service effective for services furnished on and after January 1, 2007. CMS implemented this change effective January 1, 2007. Since Medicare previously paid ASCs more than hospitals for certain procedures commonly furnished in our facilities, this change reduced reimbursement for certain services furnished in our facilities and negatively impacted our business. Considering the procedures performed in our ASCs in 2006 and prior years, the most significant impact to us from this legislation is the reduction in the Medicare facility fee for the after-cataract laser surgery procedure which is also known as the YAG procedure. Based on the number of YAG procedures performed in our ASCs during the fourth quarter of 2006, we estimate that the annual impact from the decreased Medicare facility fee paid for these procedures is a reduction of approximately $1.2 million to $1.4 million in net surgical facilities revenue. This would equate to an estimated negative impact in earnings per share of between $0.01 and $0.02. To the extent that other payors, governmental and private, adopt this practice, the impact could be greater.

     Under current regulations, ASC Covered Procedures, i.e., those for which a facility fee is provided by the Medicare program, are those procedures specifically approved by CMS. CMS develops and maintains a listing of ASC Covered Procedures (defined by HCPCS Code). A facility fee is available only for listed procedure codes. At present, approximately 2,500 procedures are approved for the ASC setting. CMS is required by law to update the list of ASC Covered Procedures every two (2) years. CMS has disregarded this requirement for many years. There is a substantial risk that CMS will occasionally disregard this statutory requirement, and not update the list of ASC Covered Procedures as required by law.

     There also is a material risk that CMS will reduce the number of ASC Covered Procedures. On November 26, 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures that are commonly furnished in ASC settings. Although CMS ultimately decided in May 2005 to delete only five of the proposed 100 procedures, CMS could again propose and ultimately decide to substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change that could affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, it could negatively and materially affect our revenue and business.

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

     Revenue from laser vision correction procedures comprised approximately 3% of our surgical facilities net revenue for the year ended December 31, 2006. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. In response, many of our competitors are offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

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

Our failure to operate, acquire or develop a sufficient number of profitable surgical facilities could limit our profitability and revenue growth

     Our growth strategy is focused on growing our existing ASCs and acquiring or developing new ASCs in a cost-effective manner. We may not experience an increase in surgical procedures at our existing or future ASCs. We may not be able to achieve the economies of scale and patient base, or provide the business, administrative and financial services required to grow or sustain profitability in our existing and future ASCs. Newly acquired or developed facilities may generate losses or experience lower operating margins than our more established facilities, or they may not generate returns that justify our investment.

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

     We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our credit facility is currently $125 million. Our current credit facility expires on February 5, 2010. As of February 28, 2007, we have approximately $58 million of availability under our credit facility. Given that we intend to continue to finance our acquisitions by using a combination of cash generated from our business operations and borrowings under our credit facility, we may in the future need to increase our maximum available commitment. We have an option under our credit facility to increase the maximum commitment to $150 million under certain conditions. To the extent we are able to increase our maximum commitment, if at all, such an increase may not be on terms that are favorable to us or sufficient for our needs. Our maximum borrowing availability and applicable interest rates under our credit facility are calculated based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization (EBITDA), all as more fully defined in our credit facility. Our credit facility currently provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. This ratio will decrease following September 30, 2008 and will reduce our maximum borrowing capacity. In addition, our higher level of borrowings and the continued periodic escalation in interest rates have increased our borrowing costs which have adversely affected our profitability.

     If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

Our revenue and profitability could decrease if we are unable to maintain positive relationships with the physicians who perform surgical procedures at our ASCs

     The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our physician partners may perform surgical procedures at other facilities or hospitals, are not required to use our ASCs and may choose not to perform procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. In addition, our business and reputation could be damaged if the physicians who use our ASCs fail to provide quality medical care or follow required professional guidelines at our facilities.

     In addition, co-owning ASCs with physicians may create additional regulatory risk. See “Government Regulation – Federal Law – Anti-Kickback Statute.”

Our indebtedness could limit our flexibility

     As we borrow to fund acquisitions we may become significantly leveraged in the future. Our acquisition and development program requires substantial capital resources and the operations of our existing ASCs also require ongoing capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing and size of our acquisitions, development and expansion activities, capital requirements associated with our ASCs, and the future cost of medical equipment. As of February 28, 2007, we have approximately $58 million of availability under our credit facility. If we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. We may be unable to obtain sufficient financing on terms satisfactory to us, or at all. As a result, our acquisition and development activities would have to be curtailed or eliminated and our financial results would be adversely affected. The degree to which we are leveraged could also cause us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations. As our indebtedness increases, the portion of our borrowings at variable interest rates will also likely increase which will leave us vulnerable to interest rate increases. Our degree of leverage may also make us vulnerable to a downturn in our business or the economy generally and, to the extent we become more highly leveraged than some of our competitors, place us at a competitive disadvantage. Our increased indebtedness and higher borrowing costs may require us to seek additional equity financing. To the extent any such equity financing is available to us, it may be dilutive to our current equity holders.

Our operating margins and profitability could suffer if we are unable to manage effectively, and grow the revenue of, our increasing number of ASCs

     Our growth strategy includes increasing our revenue and earnings by increasing the number of procedures performed at our ASCs. Because we do not anticipate price increases from third party payors, our operating margins will be adversely affected if we do not increase the revenue and procedure volume of our existing ASCs to offset increases in our operating costs. We seek to increase procedure volume and revenue at our ASCs by increasing the number of physicians performing procedures at our facilities, obtaining new or more favorable managed care contracts, improving patient flow at our centers and achieving operating efficiencies. We may not be successful in these endeavors.

     We acquired ten ASCs in 2006 and our business strategy contemplates us continuing to acquire and develop more ASCs in the future. Our growth has placed, and will continue to place, increased demands on our employees, business systems and other resources. Continued expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, we will need to continue to implement and improve the management and operation of our business systems and to expand, train, manage and motivate our employees. Our operating results could suffer if we don’t properly manage our growth.

We may not compete effectively with other companies that have greater resources and experience than us or that may have the ability to influence our licensure

     Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual physicians, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources may be more successful in acquiring and developing surgical facilities. Hospitals and other ASCs may be more successful in attracting physicians to utilize their facilities. Our optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment, as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

     We also face competitive pressures from local hospitals. In addition to competing for patients and physician relationships, ASCs are often required by Medicare and certain state laws to maintain a written transfer agreement with an area hospital. A transfer agreement provides that a hospital will accept an ASC’s patient in the event of an emergency. Generally, we have not encountered problems obtaining transfer agreements from area hospitals. In limited instances, however, we have observed hospitals resisting entering into transfer agreements for what we believe to be competitive reasons. While there often are alternatives for ASCs to comply with federal and state regulations without a transfer agreement, competitive pressures from hospitals may make it more difficult and/or expensive for our ASCs to maintain their licensure and/or Medicare certification.

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

     In addition, there also is a material risk that Congress, CMS or the states could revise physician ownership and referral laws in a manner that could prohibit or limit physician ownership of ASCs. In December 2003, Congress enacted legislation imposing an 18-month moratorium on physician referrals to certain categories of hospitals, i.e., those classified as “specialty hospitals” under the law, if the physician has an ownership interest in the entity. This moratorium expired in June 2005. Future actions by either Congress or CMS to extend or possibly expand the scope of the moratorium potentially could prohibit or limit physician ownership of ASCs. Additionally, several states are considering limits on physician ownership in and referrals to specialty hospitals, and a few are considering similar limitations on physician ownership in and referrals to ASCs. To the extent that Congress, CMS or any of the states act to prohibit or limit physician ownership of ASCs, the investment structure of our ASCs could be affected.

     Our limited liability company agreements and limited partnership agreements pursuant to which we own our ASCs provide that if certain laws and regulations change, or the interpretation and/or enforcement of such laws and regulations change, we may have to purchase some or all of the equity interests in our ASCs owned by physicians. The regulatory changes that could trigger this repurchase include it becoming: (i) illegal for a physician to own an equity interest in one of our ASCs; (ii) illegal for physician-owners in our ASCs to refer Medicare or other patients to the facility; or (iii) substantially likely that the receipt by physician-owners of cash distributions from the limited liability company or partnership will be illegal. The cost of repurchasing these equity interests would be substantial. We may not have sufficient capital resources to fund these obligations, and it may trigger the need to procure additional debt or equity financing. To the extent any such financing was available to us, it may be on terms that reduce our earnings or are dilutive to our current equity holders. While we attempt to structure these purchase obligations as favorable as possible to us, the triggering of these obligations could have a significantly negative effect on our financial condition and business prospects.

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

Rapid technological advances may reduce our sources of revenue and our profitability

     Adoption of new technologies that may be comparable or superior to existing technologies for surgical equipment could reduce the amount of the facility fees we receive from physicians who use our surgical facilities, or the amount of revenue derived from our laser services agreements. Reduction of these sources of revenue could decrease our profitability. We also may have to expend significant capital resources to deploy new technology and related equipment to remain competitive. Our inability to provide access to new and improving technology could deter physicians from using our surgical facilities or equipment.

Loss of the services of key management personnel could adversely affect our business

     Our success depends, in part, on the services of key management personnel, including Thomas S. Hall our President, Chief Executive Officer and Chairman of the Board; Jack M. Clark, our Executive Vice President and Chief Revenue Officer; and Scott T. Macomber, our Executive Vice President and Chief Financial Officer. We do not know of any reason why we might be likely to lose the services of any of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we lost the services of any of these officers, we believe that our business could be adversely affected.

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

If a change in events or circumstances causes us to write-off a portion of our intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

     Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2006, intangible assets of our continuing operations represented approximately 75% of total assets and 176% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an impairment charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

     Numerous federal regulations have been adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with HIPAA regulations governing patient privacy was required by April 14, 2003. We have taken actions in an effort to establish our compliance with HIPAA’s privacy regulations, and we believe that we are in substantial compliance with HIPAA’s privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying “business associates” with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

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

Risks Relating to our Common Stock

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

     During 2006, the market price of our common stock was volatile, fluctuating from a high trading price of $8.74 to a low trading price of $6.08 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and rent. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities.

     The timing and degree of fluctuations in our operating results will depend on several factors, including:

  general economic conditions;
  decreases in demand for non-emergency procedures due to severe weather;
  availability or sudden loss of the services of physicians who utilize our surgical facilities;
  availability or shortages of surgery-related products and equipment;
  the timing and relative size of acquisitions;and
  the recording of gains or losses on the sale of minority interests in our ASCs.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     We generally do not own any real property, except in one instance in which one of our ASCs owns the underlying real estate. We generally lease space for our corporate offices, our ASCs and our product sales operations, all of which are located in 19 states. As part of our management services business, we also continue to lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See “Item 13 – Certain Relationships and Related Transactions.” Our corporate offices currently consist of 9,993 square feet in Chicago, Illinois, 5,923 square feet in Des Plaines, Illinois, and 3,293 square feet in Alpharetta, Georgia.

     The terms and conditions of our real property leases vary. The forms of lease range from “modified triple net” to “gross” leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple renewal terms exercisable at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 500 square feet to approximately 14,500 square feet, and the terms of these leases have expiration dates ranging from May 31, 2007 to December 2016. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

     The following is a list of our ASCs as of March 15, 2007:

	Number of
	Operating	Our Ownership
Location	Rooms	Percentage	Specialty
Jonesboro, AR	2	51%	Ophthalmology
Whittier, CA	2	51%	Multispecialty
Colorado Springs, CO	2	51%	Ophthalmology
Denver, CO	1	51%	Ophthalmology
Altamonte Springs, FL	1	70%	Orthopedic
Fort Lauderdale, FL	1	25% (1)	Ophthalmology
Gainesville, FL	2	51%	Ophthalmology
Lake Worth, FL	2	60%	Ophthalmology
Sebring, FL	2	51%	Multispecialty
Atlanta, GA	2	100%	Ophthalmology
Columbus, GA	3	71.5%	Multispecialty
Chicago, IL	1	69.5%	Ophthalmology
Maryville, IL	1	77%	Ophthalmology
Oak Lawn, IL	4	51%	Multispecialty
River Forest, IL	2	70%	Ophthalmology
Merrillville, IN	2	51%	Ophthalmology
New Albany, IN	2	67.5%	Ophthalmology
New Albany, IN	2	51%	Pain Management
Overland Park, KS	3	51%	Ophthalmology
Thibodaux, LA	1	70%	Ophthalmology
Berkley, MI	2	51%	Ophthalmology
Florissant, MO	1	100%	Ophthalmology
Kansas City, MO	2	51%	Ophthalmology
St. Peters, MO	2	54%	Multispecialty
Warrensburg, MO	2	51%	Ophthalmology
Fremont, NE	1	51%	Multispecialty
Bedford, NH	1	51%	Ophthalmology
Nashua, NH	2	51%	Ophthalmology
Sandusky, OH	1	60%	Ophthalmology
Chattanooga, TN	1	57%	Ophthalmology
Cleveland, TN	2	65%	Multispecialty
Dallas, TX	3	65%	Multispecialty
Laredo, TX	2	61%	Ophthalmology
San Antonio, TX	2	55%	Ophthalmology
Tyler, TX	2	60%	Ophthalmology
Richmond, VA	1	51% (2)	Ophthalmology
Madison, WI	2	51%	Ophthalmology

     (1) We have an option to purchase additional equity interests from our physician-partner to enable us to increase our interest in the facility to a majority equity interest. If we do not exercise this option by July 2007, we then have an option to sell our equity interest back to our physician-partner for the initial price paid. If we elect not to exercise either of the aforementioned options by September 2007, our physician-partner has the option to purchase our minority interest. We account for this entity using the equity method.

     (2) Two of our physician-partners who each own 14.5% equity interests have the option to sell us their interests for the initial price paid at any time.

Item 3. Legal Proceedings

     We are not a party to any lawsuits or administrative actions pending, or to our knowledge, threatened, which we would expect to have a material adverse effect upon our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matter to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Since August 18, 1999, our common stock has been traded on the NASDAQ Global Select Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2006:
First Quarter	$8.63	$6.28
Second Quarter	$7.50	$6.60
Third Quarter	$8.50	$6.08
Fourth Quarter	$8.74	$6.72
Fiscal year ended December 31, 2005:
First Quarter	$7.66	$4.10
Second Quarter	$6.46	$4.72
Third Quarter	$7.75	$5.89
Fourth Quarter	$7.25	$6.00

     On March 1, 2007, the last reported sale price of our common stock was $7.24, and there were 268 holders of record of our common stock. This figure does not consider the number of individual beneficial holders of securities that are held in the “street name” of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

Dividends

     We have never paid a cash dividend on our common stock. We plan to retain all future earnings to finance the development and growth of our business for the foreseeable future. Therefore, we do not currently anticipate paying any cash dividends on our common stock. Any future determination as to the payment of dividends will be at our Board of Directors' discretion and will depend on our results of operations, financial condition, capital requirements and other factors our Board of Directors considers relevant. Moreover, our $125 million credit facility prohibits the payment of dividends on our common stock.

ITEM 6. Selected Financial Data

     The consolidated statement of operations data set forth below for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data at December 31, 2006 and 2005, are derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2003 and 2002 and the consolidated balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited financial statements which are not included in this Form 10-K.

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data: (a)(b)	(in thousands, except per share and Other Data)
Net revenue	$108,434	$81,226	$63,648	$54,524	$52,853
Operating income	$23,416	$16,357	$10,885	$7,092	$4,802
Net income from continuing operations	$5,699	$5,305	$2,053	$1,722	$2,774
Net income from continuing operations
per basic share	$0.25	$0.24	$0.10	$0.08	$0.12
Net income from continuing operations
per diluted share	$0.23	$0.22	$0.09	$0.08	$0.12
Other Data: (a)
ASCs operated at end of period	36	28	24	16	15
Number of surgical procedures performed	104,076	75,512	57,568	43,316	38,133

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data: (a)	(in thousands)
Working capital	$10,240	$6,669	$1,928	$15,003	$6,987
Total assets	160,547	97,162	76,787	63,888	64,128
Total debt, excluding current portion	61,227	17,404	5,314	74	11
Total stockholders’ equity	68,116	58,675	50,821	47,926	48,083

Notes:

(a) Effective November 1, 2005, we sold our 80% interest in an ASC located in St. Joseph, MO. Operating results of this ASC are being reported as discontinued operations for all periods presented.

(b) Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, applying the modified prospective method. As a result, 2006 includes stock option related compensation expense which is not included in prior years.

ITEM 7.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

     The following discussion and analysis presents our consolidated financial condition at December 31, 2006 and 2005 and the results of operations for the years ended December 31, 2006, 2005 and 2004. You should read the following discussion together with the “Selected Financial Data,” our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors,” the introductory paragraph to Part I, and elsewhere in this Form 10-K.

Overview

     We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2006, we owned and operated 36 ASCs of which 34 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

     2006 Financial Highlights:

  Consolidated net revenue increased by 33.5% to $108.4 million. Surgical facilities net revenue increased by 41.7% to $85.3 million (same-facility surgical net revenue increased by 9.0% to $57.6 million).
  Operating income increased by 43.2% to $23.4 million.
  We invested $55.1 million to acquire majority interests in ten ASCs and exercised our option to purchase an additional 16% interest in our New Albany, IN pain management ASC for $0.2 million.
  Operating cash flow of $14.7 million.

     ASC Strategy. We measure the success of our ASC strategy based on our ability to achieve or exceed the following key objectives:

  Acquire and develop new ASCs. We consider the acquisition and development of new ASCs a key element of our long-term growth strategy. We currently have six employees dedicated to identifying and analyzing acquisition and development opportunities.

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

     We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 2 in the Notes to Consolidated Financial Statements beginning on page F-9), the following policies involve a higher degree of judgment and/or complexity.

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

     Stock-based Compensation. On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black-Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. We also estimate the expected service period over which our stock-based awards will vest. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if actual results are materially different than those initially applied.

Results of Operations

     The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2006	2005	2004
Net revenue:
Surgical facilities	78.6%	74.1%	71.8%
Product sales and other	21.4	25.9	28.2
Total net revenue	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.5	31.8	33.7
Cost of sales and medical supplies	24.1	24.2	24.3
Selling, general and administrative	19.0	20.9	21.1
Depreciation and amortization	2.9	3.0	3.8
Total operating expenses	78.5	79.9	82.9
Operating income	21.5	20.1	17.1

Other (income) expense:
Interest expense	2.8	0.9	0.4
Interest income	-	-	(0.1)
Minority interests in earnings of consolidated entities	10.6	9.1	7.6
Gain on sale of minority interests	(0.1)	(0.2)	(0.2)
Change in fair market value of written call options on subsidiaries	-	-	2.5
Other	(0.3)	(0.6)	(0.2)
Total other (income) expense	13.0	9.2	10.0

Income before income taxes	8.5	10.9	7.1

Income tax provision	3.3	4.4	3.8

Net income from continuing operations	5.2	6.5	3.3
Net income from discontinued operations	-	0.3	1.2
Net gain on disposal of discontinued operations	-	0.1	-
Net income	5.2%	6.9%	4.5%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Revenue

     Consolidated. Total net revenue increased by 33.5% from $81.2 million to $108.4 million. Net revenue by segment is discussed below.

     Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for 2006 and 2005. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Surgical facilities net revenue increased by 41.7% from $60.2 million to $85.3 million. This increase was primarily the result of a $21.5 million increase from ASCs we acquired or developed after January 1, 2005 (“new ASCs”) and a $4.8 million, or 9.0%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility net revenue was primarily the result of a 4.4% increase in the number of same-facility procedures performed and a 4.5% increase in the net revenue per procedure due to a change in procedure mix.

			Increase
Dollars in thousands	2006	2005	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$57,574	$52,803	$4,771
# of procedures	68,287	65,407	2,880
New ASCs:
Net revenue	$26,348	$4,832	$21,516
# of procedures	33,744	5,986	27,758
ASC Closure/Laser Terminations:
Net revenue	$1,353	$2,534	$(1,181)
# of procedures	2,045	4,119	(2,074)

     On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005. This legislation requires the Centers for Medicare and Medicaid Services (CMS) to limit Medicare reimbursements for surgical procedures furnished in ASCs to the amount paid to a hospital for the same service effective for services furnished on and after January 1, 2007. This change will negatively impact our business. Considering the procedures performed in our ASCs in 2006 and prior years, the most significant impact to us from this legislation will be the reduction in the Medicare facility fee for the after-cataract laser surgery procedure, which is also known as the YAG procedure. Based on the number of YAG procedures performed in our ASCs during the fourth quarter of 2006, we estimate that the annual impact from the decreased Medicare facility fee paid for these procedures is a reduction of approximately $1.2 million to $1.4 million in net surgical facilities revenue. This would equate to an estimated negative impact in earnings per share of between $0.01 and $0.02. To the extent that other payors, governmental and private, adopt this practice, the impact could be greater.

     On August 8, 2006, CMS announced a proposed rule to revise the payment system for services provided in ASCs. The proposed rule included a revision in ASC rates to approximately 62% of the corresponding rates paid for surgical procedures performed in hospital outpatient departments. The proposed rule includes a scheduled phase in of the revised rates over two years beginning January 1, 2008. In addition, the proposed rule provides for an annual increase in ASC rates beginning in 2010 based on the consumer price index as well as an expansion of the list of procedures that can be performed in an ASC. CMS is currently considering comments on its proposed rule and has stated that it expects to finalize the rule in the spring of 2007, with an expected implementation date of January 1, 2008.

     The proposed rule, as written, would result in a reduction in the reimbursement rates for certain ophthalmology procedures, including cataract and YAG procedures which made up approximately 54% of the procedures performed in our ASCs in the fourth quarter of 2006. The proposed rule also reduces reimbursement rates for gastroenterology and pain procedures which together made up approximately 14% of the procedures performed in our ASCs in the fourth quarter of 2006. Conversely, the proposed rule increases reimbursement rates for certain procedures, including orthopedic procedures which made up approximately 8% of the total procedures performed in our ASCs in the fourth quarter of 2006. Based on our fourth quarter 2006 procedure mix, payor mix and volume, we estimate that the first phase of the proposed rule would negatively impact our annual earnings per share between $0.01 and $0.02. We estimate that the final phase of the proposed rule, including the impact of the first phase, would negatively impact our annual earnings per share between $0.03 and $0.04.

     The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. In 2005, we began to experience a significant decline in the number of procedures performed at one of our ASCs acquired in 2004. This decline was primarily associated with certain physicians (none of whom were physician-partners) no longer using the ASC during 2005. We continued to experience a decline in the number of procedures performed at this ASC for the first three quarters in 2006 over the same period in 2005, but experienced an increase in the fourth quarter of 2006 compared to the fourth quarter of 2005. Net revenue from this ASC in 2006 decreased approximately $1.0 million, or 28%, versus 2005. This decrease had a negative impact on net income in 2006 of approximately $250,000.

     Product Sales and Other. The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue increased by 10.0% from $21.1 million to $23.2 million. Net revenue at our marketing products and services business increased by $1.0 million. This increase is due to the addition of marketing consulting services associated with increased services provided to medical device manufacturers to promote their new refractive intraocular lens technology. Net revenue at our optical laboratory business increased by $0.6 million due to an increase in existing customer orders and improved external marketing. Net revenue from our ophthalmology practice increased by $0.5 million primarily due to an increase in the number of patient visits.

			Increase
Dollars in thousands	2006	2005	(Decrease)
Product Sales:
Optical laboratories	$5,964	$5,360	$604
Optical products purchasing organization	2,649	2,345	304
Marketing products and services	4,918	3,890	1,028
Optometric practice/retail store	1,877	1,883	(6)
	15,408	13,478	1,930
Other:
Ophthalmology practice	7,619	7,093	526
Other	132	486	(354)
	7,751	7,579	172
Total Net Product Sales and Other Revenue	$23,159	$21,057	$2,102

Salaries, Wages and Benefits

     Consolidated. Salaries, wages and benefits expense increased by 36.3% from $25.8 million to $35.2 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 31.8% to 32.5% primarily due to $1.9 million of stock-based compensation expense recorded in 2006 and increased corporate infrastructure expenses during 2006. Salaries, wages and benefits expense by segment is discussed below.

     Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased by 41.3% from $13.0 million to $18.4 million. The increase was the result of staff costs at ASCs acquired during 2005 and 2006 and staffing required at same-facility ASCs due to increased procedure volume.

     Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments increased by 6.3% from $7.8 million to $8.3 million. The increase is primarily due to the addition of new marketing consulting services within our marketing products and services business.

     Corporate. Salaries, wages and benefits expense increased by 70.2% from $5.0 million to $8.5 million. The increase was primarily due to $1.9 million of stock-based compensation expense recorded in 2006, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses. We also recorded $0.4 million of severance expense during 2006 relating to the resignation of a senior executive. Salaries, wages and benefits expense during 2005 was unusually low due to the vacancy of the CEO position for seven months of the year.

Cost of Sales and Medical Supplies

     Consolidated. Cost of sales and medical supplies expense increased by 33.0% from $19.6 million to $26.1 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.2% to 24.1%. Cost of sales and supplies expense by segment is discussed below.

     Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased by 43.7% from $13.9 million to $20.0 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.1% to 23.4%. The expense increase was the result of costs associated with our new ASCs, increased procedure volumes at some of our same-facility ASCs and the higher cost of refractive intraocular lenses.

     Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased by 7.1% from $5.8 million to $6.2 million primarily due to costs associated with increased customer orders from both existing and new customers at our optical laboratory business.

Selling, General and Administrative

     Consolidated. Selling, general and administrative expense increased by 21.6% from $16.9 million to $20.6 million. As a percentage of net revenue, selling, general and administrative expense decreased from 20.9% to 19.0%. Selling, general and administrative expense by segment is discussed below.

     Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased by 32.1% from $12.8 million to $17.0 million. The increase was due to costs associated with our new ASCs and an increase of $0.9 million in professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

     Product Sales and Other. Selling, general and administrative expense in our product sales and other segments increased by 2.3% from $3.5 million to $3.6 million primarily due to the revenue increase within our marketing products and services business.

     Corporate. Corporate selling, general and administrative expense decreased by 97.5% from $0.6 million to $14,000. This decrease was primarily due to an increase of $0.9 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. In addition, 2005 included presiding director expenses. Excluding the $0.9 million increase in management and billing/collection fees charged to the operating segments, corporate general and administrative expenses increased by $0.4 million primarily due to higher professional fees relating to costs to comply with section 404 of the Sarbanes-Oxley Act and information technology/consulting expenses. We expect to continue to incur costs associated with being a public company in future years.

Depreciation and Amortization. Depreciation and amortization expense increased 25.7% from $2.4 million to $3.1 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Other (Income) Expense. Minority interests in the earnings of our ASCs were $11.5 million in 2006 as compared to $7.4 million in 2005. Of this increase, 83.9% was attributable to new ASCs. Minority interests are expected to continue to be higher in 2007 due to ASCs acquired in 2006.

Provision for Income Taxes. Our effective tax rate in 2006 was 39.0%. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

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

Other (Income) Expense. Minority interests in the earnings of our ASCs were $7.4 million in 2005 as compared to $4.9 million in 2004. Of this increase, 82.7% was attributable to new ASCs. Minority interests are expected to continue to be higher in 2006 due to ASCs acquired in 2005. Other (income) expense for 2004 includes $1.6 million of expense relating to the change in fair market value of written call options issued to certain physician-partners.

Provision for Income Taxes. Our effective tax rate in 2005 was 40.0%. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return. Excluding the expense recorded for the increase in fair market value of the physician call options described above, our effective tax rate in 2004 was 40%. Our actual effective tax rate in 2004 was 54% which was primarily the result of recording a 100% valuation allowance against the tax benefit relating to the physician call option expense. The tax treatment of the physician call options is further described in Note 10 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     Operating activities for 2006 generated $14.7 million in cash flow from continuing operations compared to $11.8 million in 2005. The increase in operating cash flow from continuing operations resulted primarily from an increase in operating income after adding back $1.9 million non-cash stock compensation expense and $11.5 million non-cash minority interests recorded during 2006. This increase was partially offset by an increase in distributions to minority partners and accounts receivable due to the acquisition of new ASCs. We currently anticipate that our current federal tax net operating loss carryforwards will be fully utilized during 2007.

     Cash flows used in investing activities was $57.8 million in 2006 compared to $23.7 million in 2005. Investing activities in 2006 included the acquisition of ten ASCs for $55.1 million and the purchase of property and equipment for $3.5 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs for $0.7 million and proceeds from the sale of property and equipment for $0.4 million. Investing activities in 2005 included the acquisition of four ASCs for $18.5 million, the buy-out of the Overland Park option for $3.6 million (see Note 5) and the purchase of property and equipment for $2.6 million. These investments were partially offset by proceeds from the sale of minority equity interests in three of our ASCs for $0.9 million.

     Cash flows provided by financing activities in 2006 included $44.7 million of net borrowings under our credit facility and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by payments of capital leases and other debt of $1.2 million. Financing activities in 2005 included $12.0 million of net borrowings under our credit facility and $1.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by payments of capital leases and other debt of $0.4 million.

      At December 31, 2006, we had $57.7 million of borrowings outstanding under our revolving credit facility with a weighted average interest rate of 7.2%. We were in compliance with all of our credit agreement covenants. Effective June 29, 2006, we amended our credit facility, increasing the maximum commitment available under the facility from $50 million to $80 million and extending the expiration date by one year to June 29, 2009. Effective February 7, 2007, we amended our credit facility once again, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. As of February 28, 2007, we have available approximately $58 million remaining under our credit facility. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.00% to 2.25%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments.

     During 2006, we entered into two interest rate swap agreements. The interest rate swaps protect us against certain interest rate fluctuations of the LIBOR rate on $24 million of our variable rate debt under our credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes our LIBOR rate on $12 million of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes our LIBOR rate on $12 million of variable rate debt at a rate of 5.75%. Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

     As of December 31, 2006 and 2005, we had cash and cash equivalents of $2.7 million and $1.7 million, respectively, of which $2.7 million and $1.1 million, respectively, was restricted pursuant to agreements with six of our ASCs. As of December 31, 2006 and 2005, working capital was $10.2 million and $6.7 million, respectively.

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

     We have an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. The purchase price of this 26% interest is based on a multiple of the ASC’s twelve-month trailing EBITDA. If we do not to exercise this option by July 2007, we have the option to sell our minority interest to our physician-partner for the original purchase price paid. If neither of the aforementioned options are exercised by us by September 2007, our physician-partner has the option to purchase our minority interest at the original purchase price paid.

     Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest.

     We had a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which we could procure and utilize excimer lasers and other equipment manufactured by Alcon which terminated on December 31, 2006. We paid Alcon a monthly fee based on the number of procedures performed on each of our LADARVision Systems. We were required to pay for a minimum number of annual procedures on each LADARVision System during the term of the agreement, whether or not these procedures were performed. The annual minimum commitment for 2006 was approximately $0.8 million.

Off-Balance Sheet Arrangements

     Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

     We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual		Less than		3-5	More than
Obligations	Total	1 year	1-3 years	years	5 years
Capital leases	$798	$293	$464	$41	$—
Operating leases	28,618	5,140	9,292	6,411	7,775
Long-term debt (1)	57,700	—	—	57,700	—
Interest payments on
long-term debt (1)	12,808	4,154	8,308	346	—
Notes payable	5,219	1,155	1,446	1,432	1,186
Purchase commitments	524	157	314	53	—
					—
Total	$105,667	$10,899	$19,824	$65,983	$8,961

	Expiration by period (dollars in thousands)
Commercial		Less than		3-5	More than
Commitments	Total	1 year	1-3 years	years	5 years
Letter of Credit	$350	$350	$—	$—	$—
Total	$350	$350	$—	$—	$—

(1) Balance is amount outstanding under our revolving credit facility that expires February 5, 2010. Interest payments are based on the amount and weighted average interest rate of debt outstanding at December 31, 2006.

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our Consolidated Financial Statements.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We implemented SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an impact on our financial statements.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have, if any, on our consolidated financial statements and notes thereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to interest rate risk related to our financing, investing and cash management activities. We have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings. We do not use derivative instruments for speculative purposes. Our borrowings are primarily indexed to the prime rate or LIBOR and have a mix of maturities. We entered into two swap agreements in 2006 as follows: $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.34% from April 19, 2006 to April 19, 2009 and $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.75% from September 30, 2006 to September 30, 2008. In addition, NovaMed Eye Surgery Center of New Albany, LLC, of which we own a 67.5% equity interest, entered into a swap agreement in 2006 as follows: $4.0 million in principal amount outstanding under a note with National City Bank with a fixed rate of 5.51% from August 4, 2006 to August 1, 2011.

     On December 31, 2006, we had $57.7 million outstanding under our credit facility of which $24.0 million was subject to the two swap agreements noted above and $33.7 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in an additional annual interest expense of $337,000. Borrowings under our credit facility bear interest at an annual rate equal to our lender’s published base rate plus an applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.00% to 2.25%, varying upon our ability to meet financial covenants.

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

     Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We acquired ten ASCs during 2006. Management’s evaluation of internal control over financial reporting excluded the following nine ASCs acquired during 2006, with total assets of $56.8 million and net revenue of $11.9 million included in our consolidated financial statements as of and for the year ended December 31, 2006, respectively: Dallas, Texas; San Antonio, Texas; Jonesboro, Arkansas; Laredo, Texas; Gainesville, Florida; Sandusky, Ohio; Warrensburg, Missouri; Cleveland, Tennessee; and Sebring, Florida.

     Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2006. BDO Siedman, LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting which is included with our financial statements in Item 15(a)(1) and incorporated by reference.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information in response to this item is incorporated by reference from the “Proposal No. 1 — Election of Directors,” “Other Directors” and “Executive Officers” sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”).

Item 11. Executive Compensation

     The information in response to this item is incorporated by reference from the “Executive Compensation” section of the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information in response to this item is incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” sections of the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information in response to this item is incorporated by reference from the “Certain Relationships and Related Transactions” section of the 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information in response to this item is incorporated by reference from the “Disclosure of Auditor Fees” section of the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

	1.	The following consolidated financial statements of the Company, with the reports of independent registered public accounting firms, are filed as part of this Form 10-K:
● Reports of Independent Registered Public Accounting Firms
● Consolidated Balance Sheets
● Consolidated Statements of Operations
● Consolidated Statements of Stockholders’ Equity
● Consolidated Statements of Cash Flows
● Notes to Consolidated Financial Statements

	2.	The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:
Schedule II – Rule 12-09 Valuation Reserves

(b)	The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit
Number	Exhibit
3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(B)	Amended and Restated Bylaws of the Registrant
3.3(D)	Certificate of Ownership and Merger
4.1	Specimen stock certificate representing Common Stock
4.2(A)	Registrant's Rights Agreement
10.2(A)	Registrant's Amended and Restated 1999 Stock Purchase Plan
10.3(A)	Indemnification Agreement
10.4(A)	Registration Rights Agreement
10.5(A)	Subordinated Registration Rights Agreement
10.27(C)	Employment Agreement dated October 16, 2001 with Scott T. Macomber
10.37(E)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan
10.38(E)	First Amendment to Employment Agreement dated July 15, 2005 with Scott T. Macomber
10.40(F)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for
Outpatient Surgery
10.41(G)	Employment Agreement dated as of October 27, 2005 with Thomas S. Hall
10.43(G)	Restricted Stock Award Agreement dated as of October 27, 2005 with Thomas S. Hall
10.44(H)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza
Surgery Center, LLP
10.46(I)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Clearview
Surgical Institute, Ltd.
10.47(J)	Employment Agreement dated as of April 3, 2006 with Jack M. Clark, Jr.
10.48(K)	Asset Contribution and Exchange Agreement dated as of October 3, 2006 with Surgery Center of
Cleveland, LLC
10.49(L)	Sixth Amended and Restated Credit Agreement dated as of February 7, 2007
10.50	Registrant's Second Amended and Restated Stock Incentive Plan
10.51	Registrant’s Amended and Restated 2000 Employee Stock Incentive Plan

10.52	Registrant’s Amended and Restated 2001 Employee Stock Incentive Plan
10.53	Registrant’s Amended and Restated 2005 Restricted Stock Plan
10.54	Registrant’s Amended and Restated 2005 Stock Incentive Plan
10.55(M)	Form of Restricted Stock Award Agreement for restricted stock awards under the 2005 Stock Incentive Plan
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of BDO Seidman, LLP
31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
(A)	Incorporated by reference to the corresponding Exhibit of the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-79271).

(B)	Incorporated by reference to the corresponding Exhibit of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2001.

(C)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(D)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(E)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

(F)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

(G)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2005.

(H)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

(I)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2006.

(J)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 9, 2006.

(K)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

(L)	Incorporated by reference to the corresponding Exhibit on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2007.

(M)	Incorporated by reference to Exhibit 10.2 on the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2006.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index as of and for the years ended December 31, 2006 and 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the 2006 and 2005 information set forth therein.

As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NovaMed, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 12, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

We have audited management's assessment, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, that NovaMed, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of nine of its ambulatory surgery centers (ASCs), which the Company acquired on various dates during 2006, and whose financial statements reflect total assets and net sales constituting $56.8 million and $11.9 million, respectively, of the related consolidated amounts as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these nine ASCs.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 12, 2007

Report of Independent Auditors

To the Board Directors and Shareholders
of NovaMed, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NovaMed, Inc. and its subsidiaries at December 31, 2004 and the results of their operations and their cash flows for the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 15, 2005, except for the effects of the restatement of the 2004 financial statements described in Note 2 to the financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (not separately presented herein) for which date is April 27, 2006

NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents, including $2,745 and $1,127 of
restricted cash, respectively	$2,743	$1,690
Accounts receivable, net of allowances of $32,282 and
$13,941, respectively	17,278	11,933
Notes and amounts due from related parties	505	541
Inventory	2,187	2,012
Prepaid expenses and deposits	1,361	1,310
Current tax assets	569	—
Total current assets	24,643	17,486
Property and equipment, net	15,066	9,940
Intangible assets, net	119,828	68,299
Noncurrent deferred tax assets, net	—	470
Other assets, net	1,010	967
Total assets	$160,547	$97,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,525	$5,529
Accrued expenses	6,505	4,897
Current maturities of long-term debt	1,373	302
Current liabilities of discontinued operations	—	89
Total current liabilities	14,403	10,817
Long-term debt, net of current maturities	61,227	17,404
Other long-term liabilities	269	—
Deferred income tax liabilities	2,236	—
Minority interests	14,296	10,266
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par
value, 1,912,000 shares authorized, none outstanding at
December 31, 2006 and 2005	—	—
Common stock, $0.01 par value, 81,761,465 shares
authorized, 28,533,676 and 26,783,396 shares issued
at December 31, 2006 and 2005, respectively	285	268
Additional paid-in-capital	89,653	84,830
Deferred compensation	—	(1,572)
Accumulated deficit	(11,656)	(17,393)
Accumulated other comprehensive income (loss)	(254)	—
Treasury stock, at cost, 4,713,417 and 4,386,641 shares at
December 31, 2006 and 2005, respectively	(9,912)	(7,458)
Total stockholders’ equity	68,116	58,675
Total liabilities and stockholders’ equity	$160,547	$97,162

The accompanying notes are an integral part of these consolidated financial statements.

     NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net revenue:
Surgical facilities	$85,275	$60,169	$45,704
Product sales and other	23,159	21,057	17,944
Total net revenue	108,434	81,226	63,648
Operating expenses:
Salaries, wages and benefits	35,219	25,844	21,420
Cost of sales and medical supplies	26,105	19,628	15,434
Selling, general and administrative	20,604	16,939	13,464
Depreciation and amortization	3,090	2,458	2,445
Total operating expenses	85,018	64,869	52,763
Operating income	23,416	16,357	10,885
Other (income) expense:
Interest expense	3,032	763	226
Interest income	(87)	(42)	(84)
Minority interests in earnings of consolidated entities	11,540	7,372	4,863
Gain on sale of minority interests	(102)	(110)	(99)
Earnings of non-consolidated affiliate	(13)	(106)	(23)
Change in fair market value of written call options on
subsidiaries	—	—	1,613
Other	(297)	(361)	(106)
Total other (income) expense	14,073	7,516	6,390
Income before income taxes	9,343	8,841	4,495
Income tax provision	3,644	3,536	2,442
Net income from continuing operations	5,699	5,305	2,053
Net income from discontinued operations	38	213	793
Gain on sale of discontinued operations	—	71	—
Net income	$5,737	$5,589	$2,846
Net earnings per common share from continuing operations:
Basic	$0.25	$0.24	$0.10
Diluted	$0.23	$0.22	$0.09
Net earnings per common share:
Basic	$0.25	$0.25	$0.13
Diluted	$0.23	$0.23	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)

	Common Stock						Treasury Stock
				Deferred	Accumulated	Retained
			Additional	Compensation	Other	Earnings			Total
		Par	Paid-In	Restricted	Comprehensive	(Accumulated)			Stockholders’
	Shares	Value	Capital	Stock	Income (Loss)	(Deficit)	Shares	At Cost	Equity
Balance, December 31, 2003	25,046	$250	$77,964	$—	$—	$(25,828)	(3,843)	$(4,460)	$47,926
Shares received as consideration in divestiture
transactions	—	—	170	—	—	—	(366)	(1,703)	(1,533)
Stock options exercised	583	6	1,529	—	—	—	—	—	1,535
Shares issued - employee stock purchase plan	21	—	47	—	—	—	—	—	47
Net income	—	—	—	—	—	2,846	—	—	2,846
Balance, December 31, 2004	25,650	256	79,710	—	—	(22,982)	(4,209)	(6,163)	50,821
Shares received as consideration in divestiture
transactions	—	—	—	—	—	—	(49)	(301)	(301)
Stock options exercised	864	9	3,423	—	—	—	(129)	(994)	2,438
Shares issued - employee stock purchase plan	19	—	77	—	—	—	—	—	77
Restricted stock grant	250	3	1,620	(1,623)	—	—	—	—	—
Stock-based compensation expense	—	—	—	51	—	—	—	—	51
Net income	—	—	—	—	—	5,589	—	—	5,589
Balance, December 31, 2005	26,783	268	84,830	(1,572)	—	(17,393)	(4,387)	(7,458)	58,675
Reclassification of deferred compensation	—	—	(1,572)	1,572	—	—	—	—	—
Stock options exercised	1,673	17	4,367	—	—	—	(305)	(2,296)	2,088
Shares issued - employee stock purchase plan	23	—	136	—	—	—	—	—	136
Restricted stock grant	55	—	—	—	—	—	(21)	(158)	(158)
Stock-based compensation expense	—	—	1,892	—	—	—	—	—	1,892
Unrealized loss on interest rate swaps	—	—	—	—	(254)	—	—	—	(254)
Net income	—	—	—	—	—	5,737	—	—	5,737
Balance, December 31, 2006	28,534	$285	$89,653	$—	$(254)	$(11,656)	(4,713)	$(9,912)	$68,116

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$5,737	$5,589	$2,846
Adjustments to reconcile net income to net cash
provided by continuing operations, net of effects of
purchase transactions:
Net income from discontinued operations	(38)	(284)	(793)
Depreciation and amortization	3,090	2,458	2,445
Gain on sale of minority interests	(102)	(110)	(99)
Earnings of non-consolidated affiliate	(13)	(106)	(23)
Stock-based compensation expense	1,892	51	—
Deferred income taxes	3,327	3,308	2,379
Minority interests	11,540	7,372	4,863
Distributions to minority partners	(9,448)	(7,229)	(3,743)
Changes in operating assets and liabilities—
Accounts receivable	(3,300)	(609)	(378)
Inventory	(56)	(390)	92
Other current assets	24	(41)	(38)
Other noncurrent assets	18	97	88
Accounts payable, accrued expenses and
income taxes payable	2,033	1,653	2,513
Net cash provided by continuing operations	14,704	11,759	10,152
Cash flows from investing activities:
Payments for acquisitions, net	(55,266)	(22,172)	(26,896)
Purchases of property and equipment	(3,522)	(2,608)	(2,044)
Proceeds from sale of minority interests	653	941	1,138
Proceeds from sale of property and equipment	364	63	101
Proceeds from sale of securities	—	40	74
Net cash used in investing activities	(57,771)	(23,736)	(27,627)
Cash flows from financing activities:
Borrowings under revolving credit agreement	89,500	45,800	19,000
Payments under revolving credit agreement	(44,800)	(33,800)	(14,000)
Proceeds from the issuance of stock, net of issuance costs	690	1,055	889
Payments of other debt, debt issuance fees and capital lease
obligations	(1,242)	(407)	(146)
Net cash provided by financing activities	44,148	12,648	5,743
Cash flows from discontinued operations:
Operating activities	(28)	74	(124)
Investing activities	—	445	555
Financing activities	—	—	—
Net cash (used in) provided by discontinued operations	(28)	519	431
Net increase (decrease) in cash and cash equivalents	1,053	1,190	(11,301)
Cash and cash equivalents, beginning of year	1,690	500	11,801
Cash and cash equivalents, end of year	$2,743	$1,690	$500

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1. GENERAL INFORMATION

Description of the Business

     NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company’s primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2006, the Company owned and operated 36 ASCs where surgeons perform various surgical procedures. The Company owned a majority interest in 33 of its ASCs and a minority interest in one ASC, with physicians owning the remaining equity interests in these 34 ASCs. The Company owns all of the equity interests in its other two ASCs. In the future the Company may elect to sell to physicians a minority interest in these two facilities. The Company also has laser services agreements pursuant to which it provides excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

     The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. The Company uses the equity method of accounting for the ASC in which it owns a minority interest. The Company consolidates two physician practice management (PPM) entities under the guidance of EITF 97-2 “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to six of its limited liability company agreements, the cash held by each entity is restricted to that entity’s use. The cash balance subject to such restrictions was $2,745 and $1,127, at December 31, 2006 and 2005, respectively. Pursuant to one of its limited liability company agreements, reserves established to fund the operating and other liabilities of that entity are to be held in that entity’s bank account. The cash balance subject to such restriction was $0 at December 31, 2006 and 2005.

Inventory

     Inventory consists primarily of surgical supplies used in connection with the operation of the Company's ASCs and optical products such as eyeglass frames, optical lenses and contact lenses. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Year ended December 31,	2006	2005
Surgical supplies	$1,136	$967
Optical products	912	824
Other	139	221
Total inventory	$2,187	$2,012

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

     The carrying value of financial instruments such as accounts receivable, notes and amounts due from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of its notes receivable from related parties, line of credit and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates. The Company enters into interest rate swap agreements to protect it against interest rate fluctuations of the LIBOR rate on certain of its debt. The value of the swaps represent the estimated amount the Company would have to pay or would receive upon termination of the agreements based on a valuation obtained from the financial institutions that are the counterparties to the interest rate swap agreements.

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

Cost of Sales and Medical Supplies

     Cost of sales and medical supplies includes the cost of optical products such as eyeglass frames, optical lenses, contact lenses and surgical supplies, direct labor costs incurred in the preparation of optical lenses, and the per procedure fees paid by the Company related to operating the equipment used in LVC procedures.

Stock Based Compensation

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with FAS 123(R). All such estimates were made using the Black-Scholes option-pricing model.

     Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	2005	2004
Net income — as reported	$5,589	$2,846
Deduct: Total stock-based employee compensation expense, net
of related tax effects	(640)	(879)
Pro forma net income	4,949	$1,967
Earnings per share:
Basic – as reported	$0.25	$0.13
Basic – pro forma	$0.23	$0.09
Diluted – as reported	$0.23	$0.12
Diluted – pro forma	$0.21	$0.09

     The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected option life in years	4	4
Risk-free interest rate	3.93%	2.50%
Dividend yield	—	—
Expected volatility	.660	.708

Concentration of Credit Risk

     For the years ended December 31, 2006, 2005 and 2004, approximately 38%, 39% and 40%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company is in the process of evaluating the impact that SFAS 157 will have on its Consolidated Financial Statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company implemented SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on the consolidated financial statements and notes thereto.

3. EARNINGS PER COMMON SHARE (EPS)

     Basic EPS is calculated by dividing net income by the weighted average number of common shares. Diluted EPS is calculated by dividing net income by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and restricted stock, is calculated using the treasury stock method.

Earnings per common share is calculated as follows:

	Year Ended December 31,
	2006	2005	2004
Net income from continuing operations	$5,699	$5,305	$2,053
Net income from discontinued operations	38	284	793
Net income	$5,737	$5,589	$2,846
Basic weighted average number of common shares
outstanding	23,252	21,742	21,181
Effect of dilutive securities—
stock options and restricted stock	1,605	2,100	1,907
Diluted weighted average number of shares outstanding	24,857	23,842	23,088
Basic earnings per common share:
Continuing operations	$0.25	$0.24	$0.10
Discontinued operations	—	0.01	0.03
Basic earnings per share	$0.25	$0.25	$0.13
Diluted earnings per common share:
Continuing operations	$0.23	$0.22	$0.09
Discontinued operations	—	0.01	0.03
Diluted earnings per share	$0.23	$0.23	$0.12

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

4. STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Year ended December 31,
	2006	2005	2004
Supplemental cash flow information:
Interest paid	$2,393	$615	$157
Income taxes paid	319	430	185
Income tax refunds received	38	45	123

     During 2004, the Company received $237 as a cash settlement from a physician for the early termination of a laser services agreement. The laser provided under this agreement was one of eight lasers whose procedures count toward our minimum annual procedure requirement under our supply agreement with Alcon Laboratories which terminated December 31, 2006. Because the Company continued to have obligations to Alcon, the Company established a reserve for $237 which was evaluated quarterly and adjusted as necessary.

Non-cash investing and financing activities:

     During 2006, the Company received 21,522 shares of its common stock from certain executives to fund $158 of tax withholding due on restricted stock granted to them, which vested during the year. These were recorded as treasury shares and are available for future issuance under the Company’s stock incentive plans.

     During the first quarter of 2006, the Company received 305,254 shares of its common stock from the estate of Stephen J. Winjum to fund the $2,296 aggregate option exercise price of the estate’s remaining 1,330,730 options. During the third quarter of 2005, the Company received 129,180 shares of its common stock from the estate to fund the $994 aggregate option exercise price of 240,000 options due to expire on August 21, 2005. These were recorded as treasury shares and are available for future issuance under the Company’s stock incentive plans.

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

     In 2006, 2005 and 2004, the Company obtained medical equipment by entering into capital leases for $279, $368 and $281, respectively.

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS

     The Company accounts for acquisitions of majority equity interests in ASCs using the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

     The Company acquired a majority interest in nine ASCs during 2006, acquired a majority interest in four ASCs during 2005 and acquired a majority interest in six ASCs and a minority interest in one ASC during 2004. Total cash acquisition cost in 2006 for these ASCs was $51,110 of which the Company allocated $47,473 to goodwill. Total cash acquisition cost in 2005 for these ASCs was $18,464 of which the Company allocated $17,322 to goodwill. Total cash acquisition cost in 2004 was $26,079 of which the Company allocated $24,190 to goodwill. The goodwill is not amortized in accordance with SFAS 142 and is expected to be fully deductible for tax purposes.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     In addition, on August 2, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which the Company owns a 67.5% interest, acquired substantially all of the assets of the John Kenyon Center for Eye Surgery, an ophthalmic ASC located in Jeffersonville, Indiana. The New Albany ASC entered into a $4,000 installment note to fund this acquisition. The term of the loan is seven years. $3,957 of the purchase price was allocated to goodwill. In September, the Jeffersonville ASC was consolidated with the New Albany ASC, located in New Albany, Indiana.

     The following unaudited pro forma results of operations assume that the business acquisitions in 2006 and 2005 described above occurred as of January 1, 2005. The unaudited pro forma results from continuing operations below are based on historical results of operations and do not necessarily reflect actual results that would have occurred:

	Year ended December 31,
Pro forma results	2006	2005
Net revenue	$121,861	$113,644
Operating income	28,646	28,697
Net income from continuing operations	6,094	7,595
Net income	6,132	7,869
Earnings per common share from continuing
operations:
Basic	0.26	0.35
Diluted	0.25	0.32
Earnings per common share:
Basic	0.26	0.36
Diluted	0.25	0.33

     Effective January 31, 2006, the Company acquired an additional 15% interest in its pain management ASC located in New Albany, Indiana for $150. The Company purchased 7.5% from each of its existing partners, increasing the Company’s ownership in this ASC to 51%. Prior to this additional purchase, the Company consolidated this ASC because it maintained effective control over the ASC’s assets and operations. The Company continues to consolidate this ASC.

     Effective January 31, 2006, the Company’s ASC located in Berkley, Michigan redeemed its retiring partner’s entire interest in this ASC, issuing a promissory note payable in eight quarterly installments through November 1, 2007. This physician’s 24% interest was allocated proportionately among the remaining partners. As a result of this redemption, the Company’s ownership interest in this ASC increased by 16% from its previous 51% to 67%. Effective September 1, 2006, the Company sold this 16% interest to its two existing partners and a new physician partner for $443, reducing the Company’s interest in this ASC to 51%.

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

     Also during 2004, the Company exercised its option to purchase the 20% minority equity interest in one of its Kansas City, MO ASCs from its physician-partners. This ASC was closed during 2006. In addition, a physician-partner of the Thibodaux, LA ASC exercised his right to sell the Company a 10% interest, decreasing the physician’s interest to 30%. The Company paid $816 for the above transactions.

     In 2004, the Company opened a new ASC in New Albany, IN with two physician-partners who then each owned 32% of the facility. These physicians had been performing pain management procedures in the Company’s other New Albany, IN ASC. This entity is consolidated into the financial statements of the Company and the minority shareholder interests in the earnings and assets of this ASC are reflected in the minority interest line of the consolidated financial statements.

     The Company also sold minority equity interests in six of its existing ASCs during 2006, 2005 and 2004 to various physicians. From the sale of minority interests, the Company received in the aggregate approximately $210, $941 and $1,138 in cash proceeds in 2006, 2005 and 2004, respectively.

Location	Interest % sold	Effective Date
Chattanooga, TN	22.5%	February 2004
New Albany, IN	10%	March 2004
Chattanooga, TN	8%	May 2004
Chattanooga, TN	7.5%	July 2004
Columbus, GA	26%	April 2005
Richmond, VA	29%	April 2005
Columbus, GA	2.5%	July 2005
River Forest	5%	August 2005
Maryville, IL	3%	March 2006
New Albany, IN	2.5%	July 2006

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005
Equipment	$16,840	$14,713
Information technology	2,409	2,050
Furniture and fixtures	1,078	873
Land and Buildings	286	—
Leasehold improvements	9,614	5,716
	30,227	23,352
Less--Accumulated depreciation and amortization	(15,161)	(13,412)
	$15,066	$9,940

     Depreciation and amortization expense in 2006, 2005 and 2004 was $3,090, $2,458 and $2,445, respectively.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with SFAS 142. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate.

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical	Product			Amortized
	Facilities	Sales	Other	Total	Intangibles
Balance January 1, 2004	$20,130	$5,475	$941	$26,546	$22
Acquisitions	24,494	—	—	24,494	—
Amortization	—	—	—	—	(22)
Balance December 31, 2004	44,624	5,475	941	51,040	—
Acquisitions	17,287	—	—	17,287	108
Purchase price adjustments	(106)	—	—	(106)	—
Amortization	—	—	—	—	(30)
Balance December 31, 2005	61,805	5,475	941	68,221	78
Acquisitions	51,559	—	—	51,559	—
Amortization	—	—	—	—	(30)
Balance December 31, 2006	$113,364	$5,475	$941	$119,780	$48

8. ACCRUED EXPENSES

     Accrued expenses consist of the following as of December 31, 2006 and 2005:

	2006	2005
Accrued payroll and related benefits	$2,020	$1,237
Accrued incentive compensation	1,581	962
Accrued interest	656	94
Deferred revenue	646	1,244
Accrued professional fees	585	410
Accrued business taxes	300	276
Alcon reserve minimum	165	214
Current deferred tax liability	—	126
Other	552	334
	$6,505	$4,897

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

     During the first quarter of 2004, a former affiliated physician repaid a note secured by shares of the Company’s stock by tendering such shares to the Company. (For additional information regarding the note please refer to Note 17 “Related Party Transactions.”) When the Company implemented its Plan of Discontinued Operations and Restructuring in 2001, the market value of the shares with which the loan was secured was significantly below the value of the note. Included in the initial discontinued operations charge was the establishment of a valuation allowance against the note to adjust it to its secured value based on the then current market value of the collateral shares. When shares were tendered in repayment of the note, the market value of the shares exceeded the original secured value. The Company reversed the valuation allowance established on the note and reported it as income from discontinued operations. At the end of 2004, the Company reviewed its remaining lease commitments, expiring through May 2005, and other costs to complete its exit from the Physician Practice Management (“PPM”) business. As a result of this review, approximately $325 of excess reserve was reversed and reported as income from discontinued operations.

     On December 19, 2003, the Company completed all of its planned divestiture transactions. From the divestiture of its PPM business, two ASCs and five optical dispensaries, all of which have been treated as discontinued operations, the Company received proceeds of $19,384, consisting of $19,328 in cash and $56 in promissory notes with multi-year terms. The Company also received as consideration 2.7 million shares of its common stock.

     The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2006	2005	2004
Net revenue	$—	$726	$927

Operating (income) expense	1	542	(691)
Interest and other (income) expense, net	(63)	(165)	62
Income from operations before income taxes	62	349	1,556
Income tax provision	24	136	763
Net income	$38	$213	$793

Gain on disposal	$—	$118	$—
Income tax expense	—	47	—
Net gain on disposal of discontinued operations	$—	$71	$—

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

10. INCOME TAXES

     The income tax provision from continuing operations consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current
Federal	$—	$—	$—
State	317	228	63
	317	228	63
Deferred
Federal	1,774	1,447	2,040
State	237	376	357
Deferred tax provision	2,011	1,823	2,397
Less: discontinued operations tax provision	(24)	(183)	(763)
	1,987	1,640	1,634
Other
Tax benefit of stock-based compensation
recorded as additional paid-in-capital	1,340	1,668	745
	$3,644	$3,536	$2,442

     A reconciliation of income tax expense for financial reporting purposes and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2006	2005	2004
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net	3.9	4.9	4.8
Valuation Allowance	—	—	14.3
Other	1.1	1.1	1.2
Provision for income taxes	39.0%	40.0%	54.3%

     At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $6,000 and $250 of federal alternative minimum tax credits. The federal net operating loss carryforwards expire in 2022, 2023 and 2027 and the federal alternative minimum tax credits carry forward indefinitely. The Company also has capital loss carryforwards of approximately $7,100, net of a $6,700 valuation reserve, that expire starting in 2007 through 2010. Due to the new reporting requirements of FAS123(R), the asset related to the net operating loss carryforward is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises and under the new accounting rules cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
Discontinued operations and restructuring	$2,872	$2,934
Goodwill impairment charges	1,613	1,613
Capital loss carryforward	2,686	2,818
Deferred revenue	180	473
Net operating loss carryforward / carryback	—	398
AMT credit	251	262
Discount on conversion of notes	171	203
Compensation expense related to stock options	654	159
Receivable and inventory reserves	129	86
Compensation expense	190	77
Other	206	183
	8,952	9,206
Valuation allowance	(4,536)	(4,617)
Total deferred tax assets	4,416	4,589

Deferred tax liabilities
Depreciation and amortization	(5,789)	(3,878)
Prepaid expense	(269)	(324)
Other	(25)	(43)
Total deferred tax liabilities	(6,083)	(4,245)
Net deferred tax assets (liabilities)	$(1,667)	$344

     The Company recorded a valuation allowance on a portion of the losses on the sale of discontinued operations which are capital in nature, and on a portion of the stock options not expected to be exercised. Additionally, a valuation allowance has been recorded with respect to increased capital loss carryforwards generated by the termination of written call options in 2005.

11. LONG-TERM DEBT

     Long-term debt consists of the following as of December 31, 2006 and 2005:

	2006	2005
Revolving credit facility	$57,700	$17,000
Capital lease obligations (see Note 12)	719	591
Notes payable	4,181	115
Less—Current maturities	(1,373)	(302)
	$61,227	$17,404

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

Revolving Credit Facility

     At December 31, 2006, the Company had $57,700 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.2%, and was in compliance with all of its credit agreement covenants. Effective June 29, 2006, the Company amended its credit facility, increasing the maximum commitment available under the facility from $50,000 to $80,000 and extending the expiration date by one year to June 29, 2009. Effective February 7, 2007, the Company amended its credit facility once again, increasing the maximum commitment available under the facility from $80,000 to $125,000 and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.00% to 2.25%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The weighted average interest rate on credit line borrowings during 2006 was 6.9%. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments.

     During 2006, the Company entered into two interest rate swap agreements related to its revolving credit facility. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $225 at December 31, 2006.

     Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The New Albany ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $44 at December 31, 2006. Annual principal payments of the note for the five years commencing with 2007 are $489, $484, $522, $562, $606 and $1,111 thereafter.

     The value of the interest rate swaps represents the estimated amount the Company would have to pay as of December 31, 2006 upon termination of the agreements based on a valuation obtained from the financial institutions that are the counterparties to the swap agreements. Payments or receipts of cash under the interest rate swaps are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility and the installment note.

     At December 31, 2006 the Company had outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $220 and $130 that expire on March 31, 2007 and December 31, 2007, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

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

     The Company entered into four new capital leases for medical equipment during 2006 and assumed two capital leases with its 2006 acquisitions. In addition, the Company has four capital leases for medical equipment that existed as of December 31, 2005. The net book value of assets under capital leases was $1,057 and $893 at December 31, 2006 and 2005, respectively. The annual interest rates on capital leases range from 4.0% to 8.5%.

     At December 31, 2006, minimum annual rental commitments are as follows:

	Operating	Capital
	Leases	Leases
2007	$5,140	$ 293
2008	4,844	317
2009	4,448	147
2010	3,486	37
2011	2,925	4
2012 and thereafter	7,775	—
Minimum lease payments	28,618	798
Less: sublease receipts	(619)	—
Total minimum lease payments	$27,999	798
Less: amount representing interest		(79)
Total obligation under capital leases		$ 719

     Included in the table above are operating lease annual rent commitments with related parties for the five years commencing with 2007 of approximately $2,206, $2,137, $2,082, $2,021, $1,586 and $3,739 thereafter. Rent expense of continuing operations related to operating leases amounted to $5,606, $4,432 and $3,726 during 2006, 2005 and 2004, respectively.

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

Purchase Commitments

     The Company had a nonexclusive supply agreement with Alcon Laboratories, Inc. pursuant to which it could procure and utilize excimer lasers and other equipment manufactured by Alcon which terminated on December 31, 2006. The Company paid Alcon a monthly fee based on the number of procedures performed on each of its LADARVision Systems. The Company was required to pay for a minimum number of annual procedures on each LADARVision System during the term, whether or not these procedures were performed. The annual minimum commitment for 2006 was approximately $800.

     The Company has entered into various Product Usage and Volume Lease Purchase agreements with some of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2006, the Company had remaining product purchase commitments of $524.

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

14. STOCKHOLDERS' EQUITY

Rights Agreement

     Certain stockholders possess rights to purchase fractional shares of Series E Junior Participating Preferred Stock with a par value of $.01 per share at a price of $110 per one one-thousandth of a share, subject to adjustment as defined in the Rights agreements. These rights are not exercisable until the announcement of the occurrence of certain events as defined in the agreement (none of which are currently expected) which also describes the various stockholders’ rights.

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

Other Comprehensive Income

     The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company’s share of the negative value of the interest rate swaps was $254 at December 31, 2006 and is recorded as accumulated other comprehensive loss in the accompanying consolidated balance sheet. The total comprehensive income for the years ended December 31, 2006, 2005 and 2004 was $5,483, $5,589 and $2,846, respectively. See Note 11 for further discussion of the interest rate swaps.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

     The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage (up to 100%) of their compensation not to exceed IRS limits. During 2006 the Savings Plan provided for the Company to match 50% of the employee's contributions on the first 3% of salary contributed by each employee. The Company's matching contributions approximated $153, $145 and $127 for 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

     The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee’s purchase may not exceed $20 in any offering period or $25 in any calendar year. Approximately 22,800 shares, 19,000 shares and 21,000 shares were purchased under this plan during 2006, 2005 and 2004, respectively. At December 31, 2006, 88,700 shares were reserved for future issuance. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $56 during 2006.

Stock Plans

     The Company is authorized to issue up to 10,101,800 shares of its common stock, par value $.01 per share under various stock plans. Of this amount, 1,067,188 shares remain available for issuance as of December 31, 2006. Authorized options for common stock under the various plans are generally exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is generally 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

     Effective January 1, 2006, the Company adopted SFAS 123(R), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company calculated its available APIC pool of net excess benefits using the transition method as defined in paragraph 81 of SFAS 123(R). During 2006, the Company granted its directors and employees options to purchase 305,600 shares with an exercise price of $6.87 per share, options to purchase 100,000 shares with an exercise price of $7.10 per share, options to purchase 125,000 shares with an exercise price of $7.28 per share and options to purchase 24,000 shares with a weighted average exercise price of $7.45 per share. Stock compensation expense of $1,381 was recognized on existing stock options during the twelve months ended December 31, 2006. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during 2006.

2006
Expected option life in years	6
Risk-free interest rate	4.71%
Dividend yield	—
Expected volatility	50.76%

     The expected option life used for 2006 grants is the weighted average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The prior years’ expected life was the vesting term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility in 2006 is based on the historical volatility of the Company’s stock price for the period beginning January 1, 2003 through the option grant date. The weighted average fair value of options granted in 2006, 2005 and 2004 were $3.79, $3.20 and $2.47 per share, respectively.

The following table summarizes the activity in the stock option plans:

			Weighted
			Average
	Options	Price Per	Exercise
	Outstanding	Share	Price
Balance at January 1, 2004	6,134,479	$0.74 - $12.61	$2.53
Granted	690,000	$3.60 - $ 4.45	$4.40
Exercised	(582,744)	$0.78 - $ 4.45	$1.54
Forfeited or expired	(57,985)	$0.78 - $12.00	$4.22

Balance at December 31, 2004	6,183,750	$0.74 - $12.61	$2.80
Granted	919,500	$5.15 - $ 6.96	$6.05
Exercised	(868,138)	$0.78 - $ 6.00	$2.14
Forfeited or expired	(302,316)	$0.78 - $12.00	$2.78

Balance at December 31, 2005	5,932,796	$0.74 - $12.61	$3.40
Granted	554,600	$6.87 - $ 8.00	$7.03
Exercised	(1,672,533)	$0.74 - $ 6.00	$1.80
Forfeited or expired	(210,795)	$1.27 - $12.00	$9.70

Balance at December 31, 2006	4,604,068	$0.74 - $12.61	$4.15

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number		Average	Number	Average
Range of	Outstanding	Average	Exercise	Exercisable at	Exercise
Exercise Prices	at 12/31/06	Life	Price	12/31/06	Price
$ 0.74 - $ 0.83	620,230	5.3	$0.79	620,230	$0.79
$ 1.15 - $ 1.70	724,805	5.3	$1.40	707,441	$1.40
$ 1.75 - $ 2.50	742,700	3.7	$1.85	731,450	$1.84
$ 2.84 - $ 4.07	136,000	3.9	$3.59	117,041	$3.56
$ 4.45 - $ 6.00	1,176,271	7.0	$5.28	712,908	$5.16
$ 6.10 - $ 9.00	997,662	8.3	$7.08	300,943	$7.56
$10.00 - $12.61	206,400	3.2	$11.92	206,400	$11.92
$ 0.74 - $12.61	4,604,068	6.0	$4.15	3,396,413	$3.43

     The aggregate intrinsic value is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The aggregate intrinsic value for stock options outstanding and exercisable as of December 31, 2006 was $15,753 and $14,049, respectively. The total intrinsic value of stock options exercised during the year ended 2006 was $9,654. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $4,384, which includes $1,376 of tax benefits recognized. During the years ended December 31, 2006, 2005 and 2004, cash received from stock options exercised was $712, $864 and $897, respectively.

     The following is a summary of nonvested stock option activity:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2004	1,672,920	$1.04
Granted	690,000	$2.47
Vested	(975,608)	$1.47
Forfeited	(27,404)	$1.01

Nonvested at December 31, 2004	1,359,908	$1.46
Granted	919,500	$3.20
Vested	(695,807)	$1.54
Forfeited	(298,796)	$1.56

Nonvested at December 31, 2005	1,284,805	$2.64
Granted	554,600	$3.79
Vested	(559,558)	$2.47
Forfeited	(72,192)	$3.14

Nonvested at December 31, 2006	1,207,655	$3.22

     At December 31, 2006, there was $3,885 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

     On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,730 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the estate tendered to the Company 305,254 shares of the Company’s common stock that the estate owned to fund the $2,296 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $2,296. These tendered shares are available for future issuance under the Company’s stock incentive plans.

     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 55,000 restricted shares at a market value of $6.87 per share from its 2005 Stock Incentive Plan to various executives on June 20, 2006. The Company granted 250,000 restricted shares at a market value of $6.49 per share from its 2005 Restricted Stock Plan to its Chief Executive Officer on November 14, 2005. As of December 31, 2006, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,494, which is expected to be recognized over a weighted-average period of approximately 3.0 years. The Company recognized compensation expense of $455 and $51 on existing restricted stock awards during the years ended December 31, 2006 and 2005, respectively.

16. OPERATING SEGMENTS

     The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

     Surgical facilities. Surgical facilities reportable segment aggregates the results of operations from owning and/or operating ASCs and fixed site laser services agreements. Earnings before taxes in 2006, 2005 and 2004 include $102, $110 and $99, respectively, of gains from the sale of minority interests in the Company’s ASCs.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

	Surgical	Product
	Facilities	Sales	Other	Corporate	Total
2006
Net revenue	$85,275	$15,408	$7,691	$60	$108,434
Earnings (loss) before taxes	13,787	3,856	843	(9,143)	9,343
Depreciation and amortization	2,578	222	91	199	3,090
Interest income	68	—	—	19	87
Interest expense	194	—	—	2,838	3,032
Capital expenditures	2,302	232	609	379	3,522
Accounts receivable	12,174	4,495	584	25	17,278
Identifiable assets	141,434	11,611	2,370	5,132	160,547

2005
Net revenue	$60,169	$13,479	$7,524	$54	$81,226
Earnings (loss) before taxes	10,638	2,892	696	(5,385)	8,841
Depreciation and amortization	1,852	207	104	295	2,458
Interest income	25	—	—	17	42
Interest expense	30	—	—	733	763
Capital expenditures	2,189	249	80	90	2,608
Accounts receivable	7,306	3,962	524	141	11,933
Identifiable assets	80,408	11,066	1,739	3,949	97,162

2004
Net revenue	$45,704	$10,641	$7,303	$—	$63,648
Earnings (loss) before taxes	7,178	1,907	614	(5,204)	4,495
Depreciation and amortization	1,747	192	114	392	2,445
Interest income	4	—	—	80	84
Interest expense	7	—	—	219	226
Capital expenditures	1,802	117	33	92	2,044
Accounts receivable	5,658	3,526	748	251	10,183
Identifiable assets	59,254	10,278	1,960	5,295	76,787

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

17. RELATED-PARTY TRANSACTIONS

Facility Rent

     The Company leases facility space from various related parties, which include partners, at rates the Company believes approximate fair market value. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $2,159, $1,578 and $1,076 during 2006, 2005 and 2004, respectively. The Company’s minimum annual rental commitments include total commitments of $13,771 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2007 are $2,206, $2,137, $2,082, $2,021, $1,586 and $3,739 thereafter. (See Note 12).

Notes Receivable

     The Company holds notes receivable of $1,326, less reserves of $832, from physicians affiliated with the Company. This balance includes a $1,190 non-interest bearing tax loan issued in connection with the IPO (see below) and a $136 note, bearing a 7% interest rate, due October 2008 which was issued in one of the Company’s divestiture transactions.

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

Other

     The Company received professional services from firms that employed a director of the Company. Total payments for services received during 2006, 2005 and 2004 were approximately $121, $158 and $184, respectively.

18. SUBSEQUENT EVENTS

     On January 1, 2007, the Company acquired a 54% interest in the St. Peters Ambulatory Surgery Center, a multi-specialty ASC located in St. Peters, Missouri for $8,000, which was funded from the Company’s credit facility.

     Effective February 7, 2007, the Company amended its credit facility, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. See Note 11.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in thousands, except per share data)

19. QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows:

	Quarter
2006	First	Second	Third	Fourth
Net revenue	$23,916	$27,042	$27,773	$29,703
Operating income	4,757	6,077	6,212	6,370
Net income from:
Continuing operations	1,367	1,653	1,438	1,241
Discontinued operations	—	—	37	1
Net income	1,367	1,653	1,475	1,242

Basic earnings per share	0.06	0.07	0.06	0.05
Diluted earnings per share	0.06	0.07	0.06	0.05

	Quarter
2005	First	Second	Third	Fourth
Net revenue	$18,286	$20,411	$20,929	$21,600
Operating income	3,455	4,145	4,653	4,104
Net income from:
Continuing operations	1,205	1,341	1,602	1,157
Discontinued operations	149	38	25	72
Net income	1,354	1,379	1,627	1,229

Basic earnings per share	0.06	0.06	0.07	0.06
Diluted earnings per share	0.06	0.06	0.07	0.05

NOVAMED, INC. AND SUBSIDIARIES	Schedule II
RULE 12-09 VALUATION RESERVES
(Dollars in thousands)

	Balance at	Charged to		Balance at
	beginning	costs and		end of
Allowance for contractual adjustments and bad debt	of period	expenses	Deductions	period
2004	$7,412	66,494	(63,908)	$9,998
2005	$9,998	91,732	(87,789)	$13,941
2006	$13,941	150,592	(132,251)	$32,282

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.

By:	/S/ THOMAS S. HALL
Thomas S. Hall
President, Chief Executive Officer and Chairman of the Board
Date: March 16, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ THOMAS S. HALL	President, Chief Executive Officer (Principal
Thomas S. Hall	Executive Officer), Chairman of the Board and a	March 16, 2007
Director

/S/ SCOTT T. MACOMBER	Executive Vice President and Chief Financial
Scott T. Macomber	Officer (Principal Financial Officer)	March 16, 2007

/S/ JOHN P. HART	Vice President, Corporate Controller (Principal
John P. Hart	Accounting Officer)	March 16, 2007

/S/ ROBERT J. KELLY
Robert J. Kelly	Lead Director and a Director	March 16, 2007

/S/ R. JUDD JESSUP
R. Judd Jessup	Director	March 16, 2007

/S/ SCOTT H. KIRK
Scott H. Kirk, M.D.	Director	March 16, 2007

/S/ STEVEN V. NAPOLITANO
Steven V. Napolitano	Director	March 16, 2007

/S/ C.A. LANCE PICCOLO
C.A. Lance Piccolo	Director	March 16, 2007