Form 10-Q
period 2007-03-31
NOVAMED INC
filed 2007-05-10
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

As of May 4, 2007, there were outstanding 24,388,175 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2007

Part I.   FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,662	$2,743
Accounts receivable, net of allowances of $33,538 and $32,282, respectively	20,638	17,278
Notes and amounts due from related parties	504	505
Inventory	2,460	2,187
Prepaid expenses and deposits	1,160	1,361
Current tax assets	1,102	569
Total current assets	28,526	24,643
Property and equipment, net	15,746	15,066
Intangible assets, net	127,319	119,828
Other assets, net	1,189	1,010
Total assets	$172,780	$160,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,374	$6,525
Accrued expenses and income taxes payable	4,756	6,505
Current maturities of long-term debt	1,063	1,373
Total current liabilities	13,193	14,403
Long-term debt, net of current maturities	69,614	61,227
Other long-term liabilities	646	269
Deferred income tax liabilities	3,112	2,236
Minority interests	15,123	14,296
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2007 and December 31, 2006.	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,174,535 and 28,533,676 shares issued at March 31, 2007 and December 31, 2006, respectively	290	285
Additional paid-in-capital	91,834	89,653
Accumulated deficit	(10,164)	(11,656)
Accumulated other comprehensive loss	(286)	(254)
Treasury stock, at cost, 4,805,613 and 4,713,417 shares at March 31, 2007 and December 31, 2006, respectively	(10,582)	(9,912)
Total stockholders’ equity	71,092	68,116
Total liabilities and stockholders’ equity	$172,780	$160,547

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2007	2006
Net revenue:
Surgical facilities	$25,095	$17,865
Product sales and other	6,291	6,051
Total net revenue	31,386	23,916

Operating expenses:
Salaries, wages and benefits	10,094	8,045
Cost of sales and medical supplies	7,173	5,892
Selling, general and administrative	6,004	4,503
Depreciation and amortization	930	719
Total operating expenses	24,201	19,159

Operating income	7,185	4,757

Minority interests in earnings of consolidated entities	3,521	2,218
Interest (income) expense, net	1,327	376
Other (income) expense, net	(109)	(115)
Income before income taxes	2,446	2,278
Income tax provision	954	911
Net income from continuing operations	1,492	1,367
Net income from discontinued operations	—	(1)
Net income	$1,492	$1,366

Basic earnings per common share:
Income from continuing operations	$0.06	$0.06
Income from discontinued operations	—	—
Net income	$0.06	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.06
Income from discontinued operations	—	—
Net income	$0.06	$0.06

Weighted average common shares outstanding	23,899	22,829
Dilutive effect of employee stock options and restricted stock	1,276	1,783
Diluted weighted average common shares outstanding	25,175	24,612

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2006	28,534	$285	$89,653	$(11,656)	$(254)	(4,713)	$(9,912)	$68,116

Stock options exercised	550	5	1,497	—	—	(82)	(625)	877
Shares issued - employee stock purchase plan	16	—	86	—	—	—	—	86
Restricted stock grants	75	—	—	—	—	(11)	(45)	(45)
Stock compensation expense	—	—	598	—	—	—	—	598
Unrealized loss on interest rate swaps	—	—	—	—	(32)	—	—	(32)
Net income	—	—	—	1,492	—	—	—	1,492
Balance, March 31, 2007	29,175	$290	$91,834	$(10,164)	$(286)	(4,806)	$(10,582)	$71,092

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,492	$1,366
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net earnings of discontinued operations	—	1
Depreciation and amortization	930	719
Deferred income taxes	627	911
Stock-based compensation	598	417
Loss (earnings) of non-consolidated affiliate	16	(20)
Gain on sale of minority interests	(79)	(9)
Minority interests	3,521	2,218
Distributions to minority partners	(3,336)	(1,888)
Changes in operating assets and liabilities—
Accounts receivable	(2,744)	(1,767)
Inventory	(160)	(17)
Other current assets	200	237
Accounts payable and accrued expenses	(778)	530
Other noncurrent assets	50	24
Net cash provided by operating activities	337	2,722

Cash flows from investing activities:
Payments for acquisitions, net	(8,084)	(12,617)
Proceeds from sale of minority interests	273	60
Purchases of property and equipment	(1,013)	(474)
Other	—	18
Net cash used in investing activities	(8,824)	(13,013)

Cash flows from financing activities:
Borrowings under revolving line of credit	19,800	21,000
Payments under revolving line of credit	(11,500)	(9,000)
Proceeds from the issuance of common stock	694	96
Payments of other debt, debt issuance fees and capital lease obligations	(588)	(319)
Net cash provided by financing activities	8,406	11,777

Cash flows from discontinued operations:
Operating activities	—	(4)
Investing activities	—	—
Net cash used in discontinued operations	—	(4)

Net (decrease) increase in cash and cash equivalents	(81)	1,482
Cash and cash equivalents, beginning of period	2,743	1,690
Cash and cash equivalents, end of period	$2,662	$3,172

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Three months ended March 31,
	2007	2006
Interest paid	$1,266	$243
Income taxes paid	—	—
Income tax refunds received	—	—

Non cash investing and financing activities:

On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company’s common stock to fund the $625 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $625.

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

During the first three months of 2007 and 2006, the Company obtained medical equipment by entering into capital leases for $38 and $263, respectively.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

3.	INVENTORY

Inventory consists primarily of surgical supplies used in connection with the operation of the Company's ambulatory surgery centers (ASCs) and optical products such as eyeglass frames, optical lenses and contact lenses. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

Balances as of:	March 31, 2007	December 31, 2006
Surgical supplies	$1,349	$1,136
Optical products	999	912
Other	112	139
Total inventory	$2,460	$2,187

4.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2006	$113,364	$5,475	$941	$119,780	$48
Acquisitions	7,445	—	—	7,445	—
Other	53	—	—	53	—
Amortization	—	—	—	—	(7)
Balance March 31, 2007	$120,862	$5,475	$941	$127,278	$41

5.	ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. During the first three months of 2007, the Company made the following acquisition, which was not significant enough to require pro forma disclosure.

On January 1, 2007, the Company acquired a 54% interest in the St. Peters Ambulatory Surgery Center, a multi-specialty ASC located in St. Peters, Missouri, for $8,000, of which the Company allocated $7,445 to goodwill. The acquisition was funded from the Company’s credit facility.

During the first three months of 2006, the Company acquired a majority interest in one ASC for $12,450, of which the Company allocated $10,859 to goodwill.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

6.	UNCERTAIN TAX POSITIONS

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $416. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions due to the Company having either a tax loss or having utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits — January 1, 2007	$416
Gross increases - tax positions in prior period	—
Gross decreases - tax positions in prior period	—
Gross increases - current period tax positions	—
Settlements	(72)
Lapse of statute of limitations	—
Unrecognized Tax Benefits — March 31, 2007	$344

7.	OTHER (INCOME) EXPENSE

	Three months ended March 31,
	2007	2006
Loss (earnings) of non-consolidated affiliate	$16	$(20)
Gain on sale of minority interests	(79)	(9)
Other, net	(46)	(86)
Other (income) expense, net	$(109)	$(115)

During the first quarter of 2007, the Company sold a 10% minority interest in its Chicago, Illinois ASC to two physicians, increasing minority ownership in this ASC to 30.5% and sold a 5% minority interest in its Chattanooga, Tennessee ASC to one of its existing partners, increasing minority interest ownership in this ASC to 43%. These transactions resulted in a net gain on the sale of minority interests of $79 in the first quarter of 2007.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

During the first quarter of 2006, the Company sold a 3% minority interest in its Maryville, Illinois ASC to a physician, increasing minority ownership in this ASC to 23%. This transaction resulted in a net gain on the sale of minority interest of $9 in the first quarter of 2006.

8.	REVOLVING CREDIT FACILITY

Effective February 7, 2007, the Company amended its credit facility, increasing the maximum commitment available under the facility from $80,000 to $125,000 and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.00% to 2.25%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. At March 31, 2007, the Company had $66,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.38% and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during the three months ended March 31, 2007 was 7.28%. In addition, the Company paid a fee ranging from .175% to .250% on the unused portion of the commitment.

During the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $252 at March 31, 2007.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a five-year, $4,000 installment note to fund an acquisition. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $50 at March 31, 2007.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $238 and $130 that expire on March 31, 2008 and December 31, 2007, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

9.	OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company’s share of the negative value of the interest rate swaps was $286 at March 31, 2007 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet. See Note 8 for further discussion of the interest rate swaps. The total comprehensive income for the first three months of 2007 and 2006 was $1,206 and $1,366, respectively.

10.	STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first three months of 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. During the first three months of 2007, the Company granted its directors and employees options to purchase 574,500 shares with an exercise price of $7.35 per share and options to purchase 75,000 shares with an exercise price of $6.24 per share. Stock compensation expense of $446 and $303 was recognized on existing stock options during the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2007. No stock options were granted during the first quarter of 2006.

	Three months ended March 31,
	2007	2006
Expected option life in years	6	—
Risk-free interest rate	4.77%	—
Dividend yield	—	—
Expected volatility	48.1%	—
Per share fair value	$3.77	—

The expected option life used for 2007 grants is the average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility in 2007 is based on the historical volatility of the Company’s stock price for the period beginning January 1, 2003 through the option grant date.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,604,068	$4.15
Granted	649,500	$7.22
Exercised	(550,084)	$2.33
Canceled	(46,271)	$11.31

Outstanding at March 31, 2007	4,657,213	$4.71	6.6	$10,912

Exercisable at March 31, 2007	2,933,247	$3.58	5.2	$10,187

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first three months of 2007 was $2,285. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $1,502, which includes $224 of tax benefits recognized. During the first three months of 2007, cash received from stock options exercised was $653.

On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company’s common stock to fund the $625 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $625.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2006	1,207,655	$3.22
Granted	649,500	$3.77
Vested	(126,917)	$3.51
Canceled	(6,271)	$3.42

Nonvested at March 31, 2007	1,723,967	$3.40

At March 31, 2007, there was $5,868 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 75,000 restricted stock awards during the first quarter of 2007. As of March 31, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,882, which is expected to be recognized over a weighted-average period of approximately 3.1 years. The Company recognized compensation expense of $138 and $101 on existing restricted stock awards during the three months ended March 31, 2007 and 2006, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Approximately 15,800 and 9,000 shares were purchased under this plan during the three months ended March 31, 2007 and 2006, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $14 and $13 during the first three months of 2007 and 2006, respectively. At March 31, 2007, 72,900 shares were reserved for future issuance under the ESPP.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2007
(Dollars in thousands, except per share data; unaudited)

11.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of the three months ended March 31, 2007 and 2006:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2007
Net revenue	$25,095	$4,380	$1,902	$9	$31,386
Earnings (loss) before taxes	3,739	1,422	157	(2,872)	2,446
Depreciation and amortization	782	59	38	51	930
Interest income	33	—	—	3	36
Interest expense	86	—	—	1,277	1,363
Capital expenditures	626	51	86	250	1,013
Accounts receivable	13,989	5,906	691	52	20,638
Identifiable assets	151,151	13,084	2,502	6,043	172,780

Three months ended March 31, 2006
Net revenue	$17,865	$3,985	$2,045	$21	$23,916
Earnings (loss) before taxes	2,875	984	283	(1,864)	2,278
Depreciation and amortization	582	54	21	62	719
Interest income	12	—	—	5	17
Interest expense	13	—	—	380	393
Capital expenditures	294	91	19	70	474
Accounts receivable	7,568	5,808	700	76	14,152
Identifiable assets	94,185	12,962	1,901	7,227	116,275

12.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $416. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions since the Company does not have either a tax loss or have utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 157 on its financial statements and note disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and note disclosures.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 20 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of March 31, 2007, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. In addition, we provide management services to two eye care practices.

First Quarter Financial Highlights:

•	Consolidated net revenue increased 31.2% to $31.4 million. Surgical facilities net revenue increased 40.5% to $25.1 million (same-facility surgical net revenue increased 9.9% to $18.2 million).
•	Operating income increased 51.0% to $7.2 million.
•	Increased the available commitment under our credit facility to $125 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended March 31,
	2007	2006
Net Revenue:
Surgical facilities	80.0%	74.7%
Product sales and other	20.0	25.3
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.2	33.6
Cost of sales and medical supplies	22.8	24.6
Selling, general and administrative	19.1	18.8
Depreciation and amortization	3.0	3.0
Total operating expenses	77.1	80.0
Operating income	22.9	20.0
Minority interests in earnings of consolidated entities	11.2	9.3
Other (income) expense	3.9	1.1
Income before income taxes	7.8	9.6
Income tax provision	3.0	3.8
Net income from continuing operations	4.8	5.8
Net income from discontinued operations	-	-
Net income	4.8%	5.8%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Revenue

Consolidated. Total net revenue increased 31.2% from $23.9 million to $31.4 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2007 and 2006. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 40.5% from $17.9 million to $25.1 million. This increase was primarily the result of $6.2 million of net revenue from ASCs acquired or developed after January 1, 2006 (“new ASCs”) and a $1.6 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 7.1% increase in the number of same-facility procedures performed and a 2.6% increase in the net revenue per procedure due to a change in procedure mix.

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. One of our ASCs acquired in 2006 has experienced a significant decline in the number of procedures performed. This ASC was dilutive to our earnings during the first quarter of 2007 when considering the interest expense on the purchase price paid for the ASC.
	Three Months Ended March 31,		Increase
Dollars in thousands	2007	2006	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$18,163	$16,530	$1,633
# of procedures	21,838	20,392	1,446

New ASCs:
Net revenue	$6,906	$685	$6,221
# of procedures	9,407	665	8,742

Expired laser services agreement and ASC closures
Net revenue	$26	$650	$(624)
# of procedures	—	1,318	(1,318)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue for the first quarter increased 4.0% from $6.1 million to $6.3 million.

	Three Months Ended March 31,		Increase
Dollars in thousands	2007	2006	(Decrease)

Product Sales:
Optical laboratories	$1,639	$1,593	$46
Optical products purchasing organization	802	686	116
Marketing products and services	1,461	1,260	201
Optometric practice/retail store	478	446	32
	4,380	3,985	395
Other:
Ophthalmology practice	1,902	1,973	(71)
Other	9	93	(84)
	1,911	2,066	(155)
Total Net Product Sales and Other Revenue	$6,291	$6,051	$240

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 25.5% from $8.0 million to $10.1 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 33.6% to 32.2% primarily due to minimal increases in product sales staffing to service increased revenue. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 38.5% from $4.1 million to $5.6 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments remained flat at $2.1 million.

Corporate. Salaries, wages and benefits expense increased 27.9% from $1.8 million to $2.4 million. The increase was primarily due to higher stock-based compensation expense of $0.2 million, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 21.7% from $5.9 million to $7.2 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.6% to 22.8%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 30.8% from $4.2 million to $5.5 million. The expense increase was primarily the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased $24,000 to $1.6 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 27.5% to 26.1% primarily due an increase in higher margin revenue within our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 33.3% from $4.5 million to $6.0 million. As a percentage of net revenue, selling, general and administrative expense increased from 18.8% to 19.1%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 42.4% from $3.6 million to $5.1 million. The increase is due to costs associated with our new ASCs and an increase of $0.3 million in professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense increased from $9,000 to $14,000. This increase consists of two components. Corporate selling, general and administrative expenses decreased by $0.3 million due to an increase of $0.3 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Corporate selling, general and administrative expenses increased by $0.3 million due to higher professional fees, information technology/consulting expenses and travel costs.

Depreciation and Amortization. Depreciation and amortization expense increased 29.2% from $0.7 million to $0.9 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $3.5 million in 2007 as compared to $2.2 million in 2006. Of this increase, 68.2% is attributable to new ASCs.

Interest (Income) Expense, net. Interest expense increased from $0.4 million to $1.3 million due to our increased borrowings to fund our ASC acquisitions and higher borrowing costs primarily related to an increase in interest rates over the past year.

Provision for Income Taxes. Our effective tax rate in the first quarter of 2007 was 39.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities during the first three months of 2007 generated $0.3 million in cash flow from continuing operations compared to $2.7 million in the comparable 2006 period. Before considering changes in working capital, operating cash flow from continuing operations was flat compared to the first three months of 2006. During the first quarter of 2007 and 2006, working capital consumed $3.5 million and $1.5 million in cash, respectively. The increased cash consumption in the first quarter of 2007 is primarily due to recent acquisitions and the delay in receiving new insurance provider numbers which delays the billing and collection process, an increase in annual cash incentive payments compared to the first quarter of 2006, and the timing of vendor payments.

Investing activities during the first three months of 2007 resulted in negative cash flow of $8.8 million. Investing activities during the first three months of 2007 included the acquisition of one ASC for $8.0 million, the purchase of property and equipment for $1.0 million and proceeds of $0.3 million relating to the sale of minority interests. Investing activities during the first three months of 2006 resulted in negative cash flow of $13.0 million which included the acquisition of one ASC for $12.6 million, the purchase of property and equipment for $0.5 million and proceeds of $0.1 million relating to the sale of minority interests.

Cash flows from financing activities during the first three months of 2007 included $8.3 million of net borrowings under our credit facility and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. These financing activities were partially offset by $0.6 million of capital lease and other debt obligation payments. Cash flows from financing activities during the first three months of 2006 included $12.0 million of net borrowings under our credit facility and $0.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.3 million of capital lease obligation payments.

At March 31, 2007, we had $66.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. Effective February 7, 2007, we amended our credit facility, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.00% to 2.25%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. The weighted average interest rate on credit line borrowings at March 31, 2007 was 7.38%.

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

As of March 31, 2007, we had cash and cash equivalents of $2.7 million of which $2.4 million was restricted pursuant to agreements with six of our ASCs. As of March 31, 2007, we had working capital of $15.3 million.

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

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 (“FIN 48”). As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $0.4 million. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions is highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions since we have either a tax loss or have utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 157 on our financial statements and note disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and note disclosures.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS. This Form 10-Q contains certain "forward-looking statements" that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties relate to our business, our industry and our common stock and include: reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; our ability to manage our increasing borrowing costs as we incur additional indebtedness to fund the acquisition and development of surgical facilities; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our operating margins and profitability could suffer if we are unable to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

At March 31, 2007, $66.0 million of our long-term debt was subject to variable rates of interest. Excluding the impact of our previously disclosed swap agreements, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.7 million. The fair value of our long-term debt approximated its carrying value at March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.     Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31. 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

1/01/2007 - 1/31/2007	84,019	$7.62	None	None
2/01/2007 - 2/28/2007	2,013	$7.40	None	None
3/01/2007 - 3/31/2007	2,518	$6.37	None	None

(1) Represents 6,544 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements and 82,006 shares of common stock tendered by a former senior executive to exercise stock options.

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

NOVAMED, INC.

/s/ Scott T. Macomber	May 10, 2007
Scott T. Macomber	Date
Executive Vice President and Chief Financial Officer (on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	May 10, 2007
John P. Hart	Date
Vice President, Corporate Controller (as principal accounting officer)