Form 10-Q
period 2007-06-30
NOVAMED INC
filed 2007-08-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 03, 2007, there were outstanding 24,382,907 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2007

Part I.  FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$2,663	$2,743
Accounts receivable, net of allowances of $35,121 and $32,282, respectively	20,604	17,278
Notes and amounts due from related parties	505	505
Inventory	2,325	2,187
Prepaid expenses and deposits	1,429	1,361
Current tax assets	1,273	569
Total current assets	28,799	24,643
Property and equipment, net	16,475	15,066
Intangible assets, net	152,006	119,828
Noncurrent deferred tax assets, net	4,250	—
Other assets, net	1,259	1,010
Total assets	$202,789	$160,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,614	$6,525
Accrued expenses and income taxes payable	4,895	6,505
Current maturities of long-term debt	1,291	1,373
Total current liabilities	13,800	14,403
Long-term debt, net of current maturities	28,848	61,227
Convertible subordinated debt, net of debt issuance costs	72,389	—
Other long-term liabilities	465	269
Deferred income taxes	—	2,236
Minority interests	15,517	14,296
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,199,458 and 28,533,676 shares issued at June 30, 2007 and December 31, 2006, respectively	291	285
Additional paid-in-capital	90,906	89,653
Accumulated deficit	(8,692)	(11,656)
Accumulated other comprehensive income (loss)	(114)	(254)
Treasury stock, at cost, 4,814,861 and 4,713,417 shares at June 30, 2007 and December 31, 2006, respectively	(10,621)	(9,912)
Total stockholders’ equity	71,770	68,116
Total liabilities and stockholders’ equity	$202,789	$160,547

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenue:
Surgical facilities	$26,894	$21,105	$51,989	$38,970
Product sales and other	5,588	5,937	11,879	11,988
Total net revenue	32,482	27,042	63,868	50,958

Operating expenses:
Salaries, wages and benefits	10,074	8,572	20,168	16,617
Cost of sales and medical supplies	7,759	6,661	14,932	12,553
Selling, general and administrative	6,064	4,983	12,068	9,486
Depreciation and amortization	984	749	1,914	1,468
Total operating expenses	24,881	20,965	49,082	40,124

Operating income	7,601	6,077	14,786	10,834

Minority interests in earnings of consolidated entities	3,746	2,825	7,267	5,042
Interest (income) expense, net	1,457	574	2,785	950
Other (income) expense, net	(16)	(77)	(125)	(192)
Income before income taxes	2,414	2,755	4,859	5,034
Income tax provision	941	1,102	1,895	2,014
Net income from continuing operations	1,473	1,653	2,964	3,020
Net income from discontinued operations	—	—	—	—
Net income	$1,473	$1,653	$2,964	$3,020

Basic earnings per common share:
Income from continuing operations	$0.06	$0.07	$0.12	$0.13
Income from discontinued operations	—	—	—	—
Net income	$0.06	$0.07	$0.12	$0.13

Diluted earnings per common share:
Income from continuing operations	$0.06	$0.07	$0.12	$0.12
Income from discontinued operations	—	—	—	—
Net income	$0.06	$0.07	$0.12	$0.12

Weighted average common shares outstanding	24,109	23,241	24,004	23,035
Dilutive effect of employee stock options and restricted stock	1,122	1,534	1,199	1,659
Diluted weighted average common shares outstanding	25,231	24,775	25,203	24,694

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2006	28,534	$285	$89,653	$(11,656)	$(254)	(4,713)	$(9,912)	$68,116

Stock options exercised	575	6	1,742	—	—	(82)	(626)	1,122
Shares issued - employee stock purchase plan	16	—	86	—	—	—	—	86
Restricted stock grants	75	—	—	—	—	(20)	(83)	(83)
Stock compensation expense	—	—	1,265	—	—	—	—	1,265
Sale of warrants	—	—	14,000	—	—	—	—	14,000
Convertible note call options, net of $8,160 tax benefit	—	—	(15,840)	—	—	—	—	(15,840)
Unrealized loss on interest rate swaps	—	—	—	—	140	—	—	140
Net income	—	—	—	2,964	—	—	—	2,964
Balance, June 30, 2007	29,200	$291	$90,906	$(8,692)	$(114)	(4,815)	$(10,621)	$71,770

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,964	$3,020
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net earnings of discontinued operations	—	—
Depreciation and amortization	1,914	1,468
Current and deferred taxes	1,254	2,014
Stock-based compensation	1,265	822
Loss (earnings) of non-consolidated affiliate	34	(31)
Gain on sale of minority interests	(79)	(9)
Minority interests	7,267	5,042
Distributions to minority partners	(6,633)	(4,194)
Changes in operating assets and liabilities—
Accounts receivable	(1,839)	(2,490)
Inventory	38	(17)
Other current assets	42	(233)
Accounts payable and accrued expenses	(657)	898
Other noncurrent assets	78	39
Net cash provided by operating activities	5,648	6,329

Cash flows from investing activities:
Payments for acquisitions, net	(32,721)	(19,891)
Proceeds from sale of minority interests	273	60
Purchases of property and equipment	(1,637)	(1,379)
Other	—	33
Net cash used in investing activities	(34,085)	(21,177)

Cash flows from financing activities:
Borrowings under revolving line of credit	50,100	34,900
Payments under revolving line of credit	(83,800)	(19,600)
Proceeds from the issuance of convertible subordinated debt, net (Note 8)	62,375	—
Proceeds from the issuance of common stock	702	232
Payments of other debt, debt issuance fees and capital lease obligations	(1,020)	(648)
Net cash provided by financing activities	28,357	14,884

Cash flows from discontinued operations:
Operating activities	—	(12)
Investing activities	—	—
Net cash used in discontinued operations	—	(12)

Net (decrease) increase in cash and cash equivalents	(80)	24
Cash and cash equivalents, beginning of period	2,743	1,690
Cash and cash equivalents, end of period	$2,663	$1,714

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, include all normal recurring adjustments which management considers necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Six months ended June 30,
	2007	2006
Interest paid	$3,163	$820
Income taxes paid	214	115
Income tax refunds received	—	(38)

Non cash investing and financing activities:

On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company’s common stock to fund the $626 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $626.

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

During the first six months of 2007 and 2006, the Company obtained medical equipment by entering into capital leases for $38 and $263, respectively.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

Balances as of:	June 30, 2007	December 31, 2006
Surgical supplies	$1,313	$1,136
Optical products	905	912
Other	107	139
Total inventory	$2,325	$2,187

4.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2006	$113,364	$5,475	$941	$119,780	$48
Acquisitions	32,162	—	—	32,162	—
Other	31	—	—	31	—
Amortization	—	—	—	—	(15)
Balance June 30, 2007	$145,557	$5,475	$941	$151,973	$33

5.	ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. During the first six months of 2007 the Company made the following acquisitions, one of which was significant enough to require pro forma disclosure.

On January 1, 2007, the Company acquired a 54% interest in the St. Peters Ambulatory Surgery Center, a multi-specialty ASC located in St. Peters, Missouri, for $8,000, of which the Company allocated $7,445 to goodwill. The acquisition was funded from the Company’s credit facility.

On June 1, 2007, the Company acquired a 62.5% interest in the Surgery Center of Kalamazoo (“Kalamazoo”), a multi-specialty ASC located in Portage, Michigan, for $24,600, of which the Company allocated $24,717 to goodwill. In addition to the purchase price, the Company paid $21 of direct acquisition costs. The acquisition was funded from the Company’s credit facility. The purchase price for the 62.5% ownership interest in Kalamazoo was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired was recorded as goodwill. The following table summarizes the initial purchase price allocation and the Company expects the final allocation to be completed by September 30, 2007:

Fair value of current assets:	$866
Fair value of long-term assets	1,067
Fair value of current liabilities	(614)
Fair value of long-term liabilities	(1,472)
Minority partner share of net assets	57
Goodwill	24,717
Total purchase price:	$24,621

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

Supplemental information on an unaudited pro forma basis for the three and six month periods ended June 30, 2007 and 2006, as if the Kalamazoo acquisition had taken place on January 1, 2007 and 2006, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenue	$34,067	$29,248	$67,830	$55,370
Net income from continuing operations	$1,546	$1,755	$3,146	$3,224
Basic earnings per common share	$0.06	$0.08	$0.13	$0.14
Diluted earnings per common share	$0.06	$0.07	$0.12	$0.13

During the first six months of 2006, the Company acquired a majority interest in three ASCs for $19,720, of which the Company allocated $17,926 to goodwill.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits — January 1, 2007	$416
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increases – current period tax positions	—
Settlements	(72)
Lapse of statute of limitations	—
Unrecognized Tax Benefits — June 30, 2007	$344

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

7.	OTHER (INCOME) EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Loss (earnings) of non-consolidated affiliate	$18	$(11)	$34	$(31)
(Gain) loss on sale of minority interests	—	—	(79)	(9)
Other, net	(34)	(66)	(80)	(152)
Other (income) expense, net	$(16)	$(77)	$(125)	$(192)

During the first quarter of 2007, the Company sold a 10% minority interest in its Chicago, Illinois ASC to two physicians, increasing minority ownership in this ASC to 30.5%, and sold a 5% minority interest in its Chattanooga, Tennessee ASC to one of its existing partners, increasing minority interest ownership in this ASC to 43%. These transactions resulted in a net gain on the sale of minority interests of $79 in the first quarter of 2007.

During the first quarter of 2006 the Company sold a 3% minority interest in its Maryville, Illinois ASC to a physician, increasing minority ownership in this ASC to 23%. This transaction resulted in a net gain on the sale of minority interest of $9 in the first quarter of 2006.

8.	CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

On June 27, 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62,375 of outstanding indebtedness on the Company’s revolving credit facility and to fund the $10,000 net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to all of the Company’s senior debt and rank pari passu or senior to all of the Company’s other subordinated indebtedness.

As issued, the Convertible Notes include a net-share settlement feature that requires the Company to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of the Company’s stock, cash, or a combination of cash and common stock, at the Company’s option. As a result of the net-share settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $6.371. During a public meeting held July 25, 2007, the Financial Accounting Standards Board (“FASB”) indicated that it would change the accounting for net-share settled convertible debt. The proposed change will result in the Company recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB will issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP). The proposed effective date is January 1, 2008 (for calendar year companies) with retrospective application for all periods presented. Final adoption of the change is pending a public comment period. The Company has not yet quantified the negative impact of this change on its earnings.

 NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

The aggregate underwriting commissions and other debt issuance costs incurred through June 30, 2007 with respect to the issuance of the Convertible Notes were $2,625, which have been recorded as debt issuance costs on the Company’s consolidated condensed balance sheet and are being amortized using the effective interest rate method over the term of the Convertible Notes.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of the Company’s common stock. A holder may convert the Convertible Notes prior to December 15, 2011 only if one or more of the following conditions are satisfied:

•
during any calendar quarter commencing after the date of original issuance of the Convertible Notes, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceeding the quarter in which the conversion occurs is more than 120% of the conversion price of the Convertible Notes in effect on the last trading day;

•
during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 97% of the closing sale price of the Company’s common stock on such date multiplied by the then current conversion rate;

•	the Company makes certain significant distributions to holders of the Company’s common stock;
•	the Company enters into specified corporate transactions; or
•	the Company’s common stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on another U.S. national securities exchange.

Holders may also surrender their Convertible Notes for conversion anytime after December 15, 2011 at any time prior to the close of business on the business day immediately prior to the stated maturity date regardless of whether any of the foregoing conditions have been satisfied.  Upon the satisfaction of any of the foregoing conditions as of the last day of a reporting period, or during the twelve months prior to the stated maturity date, the Company would write off to expense all remaining unamortized debt issuance costs in that period.

If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to December 15, 2011, the Company may be obligated to issue additional shares upon conversion as a make-whole premium with respect to the Convertible Notes.

Concurrent with the sale of the Convertible Notes, the Company entered into a convertible note hedge transaction with respect to the Company’s common stock (the “purchased call option”) with Deutsche Bank AG London (the “counterparty”), an affiliate of the underwriter. The purchased call option covers an aggregate of approximately 11,772 shares of the Company’s common stock at a strike price of $6.371 per share. The cost of the call options totaled $24,000.  The Company also sold warrants to the counterparty to purchase from the Company an aggregate of approximately 11,772 shares of the Company’s common stock at an exercise price of $8.31 per share. The Company received net proceeds from the sale of these warrants of $14,000.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share.  The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments. On the date of settlement, if the market price per share of the Company’s common stock is above $8.31 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $8.31 per share.

The warrants have a strike price of $8.31 and are generally exercisable at anytime.  The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering.  There were no underwriting commissions or discounts in connection with the sale of the warrants.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

In accordance with EITF No. 00-19 and Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company recorded the call options as a reduction and the warrants as an increase in additional paid in capital as of June 30, 2007, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements. For income tax purposes, the Company has elected to apply the Integration Regulations under Treas. Reg. 1.275-6 to treat the Convertible Notes and the associated call options as synthetic debt instruments and is accordingly deducting the option premium paid for the call options as original issue discount over the five-year term. A deferred tax asset of $8,160 has been recorded to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purposes with respect to the exercise or lapse of the warrants.

Revolving Credit Facility

Effective June 20, 2007, the Company amended its credit facility to obtain lenders’ consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. The amendment also modified certain loan pricing, financial covenants and various definitions. Under the terms of its credit facility, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions. On May 31, 2007, the Company also amended its credit facility pursuant to which its lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24,600. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary of the Company, to continue to maintain its existing bank debt of approximately $1,830 with a commercial lending institution outside of the credit facility. Effective February 7, 2007, the Company amended its credit facility, increasing the maximum commitment available under the facility from $80,000 to $125,000 and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants. The credit agreement continues to contain covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. At June 30, 2007, the Company had $24,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.125% and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during the three and six months ended June 30, 2007 was 7.29% and 7.28%, respectively. In addition, the Company paid a fee ranging from .20% to .25% on the unused portion of the commitment.

During the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $102 at June 30, 2007.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $18 at June 30, 2007.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $238 and $130 that expire on March 31, 2008 and December 31, 2007, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

9.	OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company’s share of the negative value of the interest rate swaps was $114 at June 30, 2007 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet. See Note 8 for further discussion of the interest rate swaps. The total comprehensive income for the three and six months ended June 30, 2007 was $1,644 and $3,104, respectively. The total comprehensive income for the three and six months ended June 30, 2006 was $1,653 and $3,020, respectively.

10.	STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first six months of 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. During the first six months of 2007, the Company granted its directors and employees options to purchase 574,500 shares with an exercise price of $7.35 per share and options to purchase 75,000 shares with an exercise price of $6.24 per share. Stock compensation expense of $501 and $947 was recognized on existing stock options during the three months and six months ended June 30, 2007, respectively. Stock compensation expense of $313 and $617 was recognized on existing stock options during the three months and six months ended June 30, 2006, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2007 and 2006:

	2007		2006
	Three months	Six months	Three months	Six months
Expected option life in years	6	6	6	6
Risk-free interest rate	4.77%	4.77%	4.73%	4.73%
Dividend yield	—	—	—	—
Expected volatility	48.1%	48.1%	51.3%	51.3%
Per share fair value	$3.77	$3.77	$3.77	$3.77

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

The expected option life used for 2007 and 2006 grants is the average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility in 2007 and 2006 is based on the historical volatility of the Company’s stock price for the period beginning January 1, 2003 through the option grant date.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,604,068	$4.15

Granted	649,500	$7.22
Exercised	(575,006)	$2.30
Canceled	(129,794)	$8.69

Outstanding at June 30, 2007	4,548,768	$4.68	6.4	$8,313

Exercisable at June 30, 2007	3,017,363	$3.65	5.1	$8,624

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options. The total intrinsic value of stock options exercised during the first six months of 2007 was $2,154. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $1,748, which includes $423 of tax benefits recognized. During the first six months of 2007, cash received from stock options exercised was $702.

On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock. Per the terms of the stock option agreements and the Company’s stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company’s common stock to fund the $626 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $626.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2006	1,207,655	$3.22
Granted	649,500	$3.77
Vested	(252,400)	$3.75
Canceled	(73,350)	$3.41

Nonvested at June 30, 2007	1,531,405	$3.36

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

At June 30, 2007, there was $5,138 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 75,000 restricted stock awards during the first six months of 2007. As of June 30, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,703, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company recognized compensation expense of $154 and $292 on existing restricted stock awards during the three and six months ended June 30, 2007, respectively. The Company recognized compensation expense of $101 and $205 on existing restricted stock awards during the three and six months ended June 30, 2006, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Approximately 15,800 and 9,000 shares were purchased under this plan during the six months ended June 30, 2007 and 2006, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $26 and $12 during the first six months of 2007 and 2006, respectively. At June 30, 2007, 72,900 shares were reserved for future issuance under the ESPP.

11.	SUBSEQUENT EVENTS

In July 2007, the Company exercised its option to sell its minority interest in the Ft. Lauderdale, Florida ASC to its physician-partner for the original price paid by the Company. The sale of this interest has not yet occurred.

In July 2006, the Company acquired a 61% equity interest in an ASC located in Laredo, Texas. The center has not performed at a level consistent with its historical operations or the Company’s expectations. As a result, the Company recently made a mediation demand in connection with this transaction alleging that the selling physician breached the terms of the transaction documents and made certain misrepresentations to the Company. Following mediation and effective as of August 1, 2007, the Company settled this dispute with the selling physician. Under the terms of the settlement agreement, the selling physician paid the Company $1,500,000 and forfeited to the Company his thirty-five percent (35%) interest in the ASC. The Company now owns 96% of this ASC. In addition, because the selling physician is also the ASC’s landlord, the settlement terms included a reduction in the ASC’s base rent by fifty percent over the next nine years.

During a public meeting held July 25, 2007, the Financial Accounting Standards Board (“FASB”) indicated that it would change the accounting for net-share settled convertible debt.  The proposed change will result in the Company recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB will issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP). The proposed effective date is January 1, 2008 (for calendar year companies) with retrospective application for all periods presented. Final adoption of the change is pending a public comment period. The Company has not yet quantified the negative impact of this change on its earnings.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

12.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2007 and 2006:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2007
Net revenue	$26,894	$3,704	$1,878	$6	$32,482
Earnings (loss) before taxes	4,023	863	224	(2,696)	2,414
Depreciation and amortization	832	60	34	58	984
Interest income	23	—	—	5	28
Interest expense	93	—	—	1,392	1,485
Capital expenditures	494	92	35	4	625
Accounts receivable	13,958	5,905	656	85	20,604
Identifiable assets	176,464	13,055	2,456	10,814	202,789

Three months ended June 30, 2006
Net revenue	$21,105	$4,152	$1,771	$14	$27,042
Earnings (loss) before taxes	3,732	1,180	69	(2,226)	2,755
Depreciation and amortization	627	56	18	48	749
Interest income	13	—	—	8	21
Interest expense	22	—	—	573	595
Capital expenditures	825	41	1	38	905
Accounts receivable	8,851	5,769	492	85	15,197
Identifiable assets	102,979	12,938	1,660	5,123	122,700

Six months ended June 30, 2007
Net revenue	$51,989	$8,084	$3,780	$15	$63,868
Earnings (loss) before taxes	7,761	2,285	381	(5,568)	4,859
Depreciation and amortization	1,614	119	72	109	1,914
Interest income	56	—	—	8	64
Interest expense	180	—	—	2,669	2,849
Capital expenditures	1,119	143	121	254	1,637
Accounts receivable	13,958	5,905	656	85	20,604
Identifiable assets	176,464	13,055	2,456	10,814	202,789

Six months ended June 30, 2006
Net revenue	$38,970	$8,136	$3,816	$36	$50,958
Earnings (loss) before taxes	6,607	2,164	353	(4,090)	5,034
Depreciation and amortization	1,209	110	39	110	1,468
Interest income	25	—	—	13	38
Interest expense	35	—	—	953	988
Capital expenditures	1,119	132	19	109	1,379
Accounts receivable	8,851	5,769	492	85	15,197
Identifiable assets	102,979	12,938	1,660	5,123	122,700

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
June 30, 2007
(Dollars in thousands, except per share data; unaudited)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 26 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of June 30, 2007, we owned and operated 38 ASCs, of which 36 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated net revenue increased 25.3% to $63.9 million. Surgical facilities net revenue increased 33.4% to $52.0 million (same-facility surgical net revenue increased 9.7% to $37.9 million).
•	Operating income increased 36.5% to $14.8 million.
•	Acquired majority interests in two ASCs for $32.6 million.
•	Issued $75 million convertible senior subordinated notes.
•	Increased the available commitment under our credit facility to $125 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Revenue:
Surgical facilities	82.8%	78.0%	81.4%	76.5%
Product sales and other	17.2	22.0	18.6	23.5
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.0	31.7	31.6	32.6
Cost of sales and medical supplies	23.9	24.6	23.4	24.6
Selling, general and administrative	18.7	18.4	18.9	18.6
Depreciation and amortization	3.0	2.8	3.0	2.9
Total operating expenses	76.6	77.5	76.9	78.7

Operating income	23.4	22.5	23.1	21.3

Minority interests in earnings of consolidated entities	11.5	10.5	11.4	9.9
Other (income) expense	4.5	1.8	4.1	1.5
Income before income taxes	7.4	10.2	7.6	9.9
Income tax provision	2.9	4.1	3.0	4.0
Net income from continuing operations	4.5	6.1	4.6	5.9
Net income from discontinued operations	—	—	—	—
Net income	4.5%	6.1%	4.6%	5.9%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Revenue

Consolidated. Total net revenue increased 20.1% from $27.0 million to $32.5 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2007 and 2006. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 27.4% from $21.1 million to $26.9 million. This increase was primarily the result of $5.0 million of net revenue from ASCs acquired or developed after April 1, 2006 (“new ASCs”) and a $1.4 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 5.0% increase in the number of same-facility procedures performed and a 2.1% increase in the net revenue per procedure due to a change in procedure mix.

In July 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule establishing the policies for the revised payment system for services provided in ASCs. CMS estimates that the 2008 ASC rates, which will be published and finalized in November 2007, will be approximately 65% of the hospital Outpatient Prospective Payment System rates, as compared to 62% in the proposed rule announced on August 8, 2006. In addition, the revised rates are scheduled to phase in evenly over four years beginning January 1, 2008 and in 2010 the rates will be adjusted annually based on changes in the consumer price index for urban consumers. We previously disclosed that, based on our fourth quarter 2006 procedure mix, payor mix and volume, the proposed rule announced in August 2006 would negatively impact our earnings per share between $0.01 and $0.02 in 2008 and $0.03 to $0.04 in 2009. We now estimate that the impact of the final rule, based on our current procedure mix, payor mix and volume, will be neutral to earnings per share.

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. One of our ASCs acquired in 2006 and located in Laredo, Texas has experienced a significant decline in the number of procedures performed. This ASC was dilutive to our earnings by $0.2 million during the second quarter of 2007 when considering the interest expense on the purchase price paid for the ASC.

	Three Months Ended June 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$21,128	$19,707	$1,421
# of procedures	24,960	23,772	1,188

New ASCs:
Net revenue	$5,758	$805	$4,953
# of procedures	8,311	1,012	7,299

Expired laser services agreement and ASC closures
Net revenue	$8	$593	$(585)
# of procedures	—	797	(797)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue for the second quarter decreased 5.9% from $5.9 million to $5.6 million primarily due to a decrease in revenue at our marketing products and services business. This decrease is due to a decline in sales of marketing products provided to medical device manufacturers to promote their new refractive intraocular lens technology. Net revenue at our optical products and services business increased by $0.1 million due to an increase in existing customer orders. Net revenue from our ophthalmology practice increased by $0.1 million primarily due to an increase in the number of patient visits.

	Three Months Ended June 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Product Sales:
Optical laboratories	$1,622	$1,537	$85
Optical products purchasing organization	808	681	127
Marketing products and services	800	1,427	(627)
Optometric practice/retail store	474	507	(33)
	3,704	4,152	(448)
Other:
Ophthalmology practice	1,878	1,771	107
Other	6	14	(8)
	1,884	1,785	99

Total Net Product Sales and Other Revenue	$5,588	$5,937	$(349)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 17.5% from $8.6 million to $10.1 million. As a percentage of net revenue, salaries, wages and benefits expense decreased slightly from 31.7% to 31.0%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 27.3% from $4.5 million to $5.7 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments remained flat at $2.1 million.

Corporate. Salaries, wages and benefits expense increased 15.4% from $2.0 million to $2.3 million. The increase was primarily due to higher stock-based compensation expense of $0.2 million, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 16.5% from $6.7 million to $7.8 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.6% to 23.9%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 24.5% from $5.1 million to $6.3 million. The expense increase was primarily the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 8.3% from $1.6 million to $1.5 million primarily due to a decrease in revenue at our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 21.7% from $5.0 million to $6.1 million. As a percentage of net revenue, selling, general and administrative expense increased from 18.4% to 18.7%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 30.3% from $4.1 million to $5.3 million. The increase is due to costs associated with our new ASCs and an increase of $0.3 million in professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense decreased from $26,000 to a negative $95,000. This decrease consists of two components. Corporate selling, general and administrative expenses decreased by $0.3 million due to an increase of $0.3 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Corporate selling, general and administrative expenses increased by $0.2 million due to higher professional fees, information technology and/consulting expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 31.4% from $0.75 million to $1.0 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $3.7 million in 2007 as compared to $2.8 million in 2006. Of this increase, 76.2% is attributable to new ASCs.

Interest (Income) Expense, net. Interest (income) expense, net increased from $0.6 million to $1.5 million due to our increased borrowings to fund our ASC acquisitions and higher borrowing costs primarily related to an increase in interest rates over the past year.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Revenue

Consolidated. Total net revenue increased 25.3% from $51.0 million to $63.9 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2007 and 2006. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 33.4% from $39.0 million to $52.0 million. This increase was primarily the result of $10.9 million of net revenue from ASCs acquired or developed after January 1, 2006 (“new ASCs”) and a $3.3 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 6.2% increase in the number of same-facility procedures performed and a 3.3% increase in the net revenue per procedure due to a change in procedure mix.

In July 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule establishing the policies for the revised payment system for services provided in ASCs. CMS estimates that the 2008 ASC rates, which will be published and finalized in November 2007, will be approximately 65% of the hospital Outpatient Prospective Payment System rates, as compared to 62% in the proposed rule announced on August 8, 2006. In addition, the revised rates are scheduled to phase in evenly over four years beginning January 1, 2008 and in 2010 the rates will be adjusted annually based on changes in the consumer price index for urban consumers. We previously disclosed that, based on our fourth quarter 2006 procedure mix, payor mix and volume, the proposed rule announced in August 2006 would negatively impact our earnings per share between $0.01 and $0.02 in 2008 and $0.03 to $0.04 in 2009. We now estimate that the impact of the final rule, based on our current procedure mix, payor mix and volume, will be neutral to earnings per share.

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. One of our ASCs acquired in 2006 and located in Laredo, Texas has experienced a significant decline in the number of procedures performed. This ASC was dilutive to our earnings during the first six months of 2007 by $0.3 million when considering the interest expense on the purchase price paid for the ASC.

	Six Months Ended June 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$37,909	$34,567	$3,342
# of procedures	45,239	42,591	2,648

New ASCs:
Net revenue	$14,046	$3,160	$10,886
# of procedures	19,276	3,240	16,036

Expired laser services agreement and ASC closures
Net revenue	$34	$1,243	$(1,209)
# of procedures	—	2,125	(2,125)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue decreased 0.9% from $12.0 million to $11.9 million primarily due to a decrease in revenue at our marketing products and services business. This decrease is due to a decline in sales of marketing products provided to medical device manufacturers to promote their new refractive intraocular lens technology. Net revenue at our optical products and services business increased by $0.2 million due to an increase in existing customer orders. Net revenue at our optical laboratories business increased $0.2 million due to an increase in existing customer orders and improved external marketing.

	Six Months Ended June 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Product Sales:
Optical laboratories	$3,261	$3,130	$131
Optical products purchasing organization	1,610	1,367	243
Marketing products and services	2,261	2,687	(426)
Optometric practice/retail store	952	952	—
	8,084	8,136	(52)
Other:
Ophthalmology practice	3,780	3,744	36
Other	15	108	(93)
	3,795	3,852	(57)

Total Net Product Sales and Other Revenue	$11,879	$11,988	$(109)

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 21.4% from $16.6 million to $20.2 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 32.6% to 31.6%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 32.6% from $8.6 million to $11.4 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments remained flat at $4.2 million.

Corporate. Salaries, wages and benefits expense increased 21.4% from $3.8 million to $4.6 million. The increase was primarily due to higher stock-based compensation expense of $0.4 million, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 19.0% from $12.6 million to $14.9 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.6% to 23.4%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 27.4% from $9.3 million to $11.8 million. The expense increase was primarily the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments decreased 4.8% from $3.3 million to $3.1 million primarily due to a decrease in revenue at our marketing products and services business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 27.2% from $9.5 million to $12.1 million. As a percentage of net revenue, selling, general and administrative expense increased from 18.6% to 18.9%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 36.0% from $7.7 million to $10.4 million. The increase is due to costs associated with our new ASCs and an increase of $0.6 million in professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased by $56,000.

Corporate. Corporate selling, general and administrative expense decreased from $36,000 to a negative $81,000. This decrease consists of two components. Corporate selling, general and administrative expenses decreased by $0.6 million due to an increase of $0.6 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Corporate selling, general and administrative expenses increased by $0.1 million due to higher professional fees, information technology/consulting expenses and travel costs.

Depreciation and Amortization. Depreciation and amortization expense increased 30.4% from $1.5 million to $1.9 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $7.3 million in 2007 as compared to $5.0 million in 2006. Of this increase, 69.2% is attributable to new ASCs.

Interest (Income) Expense, net. Interest (income) expense, net increased from $1.0 million to $2.8 million due to our increased borrowings to fund our ASC acquisitions and higher borrowing costs primarily related to an increase in interest rates over the past year.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities during the first six months of 2007 generated $5.6 million in cash flow from continuing operations compared to $6.3 million in the comparable 2006 period. Before considering changes in working capital, operating cash flow from continuing operations was flat compared to the first six months of 2006. During the first six months of 2007 and 2006, working capital consumed $2.3 million and $1.8 million in cash, respectively. The increased cash consumption in the first six months of 2007 is primarily due to recent acquisitions and the delay in receiving new insurance provider numbers which delays the billing and collection process, an increase in annual cash incentive payments compared to the first six months of 2006, and the timing of vendor payments.

Investing activities during the first six months of 2007 resulted in negative cash flow of $34.1 million. Investing activities during the first six months of 2007 included the acquisition of two ASCs for $32.6 million, the purchase of property and equipment for $1.6 million and proceeds of $0.3 million relating to the sale of minority interests. Investing activities during the first six months of 2006 resulted in negative cash flow of $21.2 million which included the acquisition of three ASC for $19.7 million, the purchase of property and equipment for $1.4 million and proceeds of $0.1 million relating to the sale of minority interests.

Cash flows from financing activities during the first six months of 2007 included proceeds of $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by $33.7 million of net payments under our credit facility and $1.0 million of capital lease and other debt obligation payments. On June 27, 2007, we received $62.4 million of net proceeds in connection with the issuance of convertible subordinated notes (as described below and in Note 8) and immediately used these proceeds to pay down debt under our revolving credit facility. Cash flows from financing activities during the first six months of 2006 included $15.3 million of net borrowings under our credit facility and $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.6 million of capital lease obligation payments.

On June 27, 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10,000 net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The aggregate underwriting commissions and other debt issuance costs incurred through June 30, 2007 with respect to the issuance of the Convertible Notes were $2.6 million, which have been recorded as debt issuance costs on our consolidated condensed balance sheet and are being amortized using the effective interest rate method over the term of the Convertible Notes.

As issued, the Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $6.371. During a public meeting held July 25, 2007, the Financial Accounting Standards Board (“FASB”) indicated that it would change the accounting for net-share settled convertible debt. The proposed change will result in the Company recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB will issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP). The proposed effective date is January 1, 2008 (for calendar year companies) with retrospective application for all periods presented. Final adoption of the change is pending a public comment period. The Company has not yet quantified the negative impact of this change on its earnings.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty), an affiliate of the underwriter. The purchased call option covers an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes.  We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received net proceeds from the sale of these warrants of $14.0 million.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For a further discussion of the Convertible Notes and the related call options and warrants see Note 8 to the consolidated financial statements.

At June 30, 2007, we had $24.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our credit agreement covenants. Effective June 20, 2007, we amended our credit facility to obtain lenders’ consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. The amendment also modified certain loan pricing, financial covenants and various definitions. Under the terms of our credit facility, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions. On May 31, 2007, we also amended our credit facility pursuant to which our lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24,600. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary, to continue to maintain its existing bank debt of approximately $1,830 with a commercial lending institution outside of the credit facility. Effective February 7, 2007, we amended our credit facility, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment. The credit agreement contains covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. The weighted average interest rate on credit line borrowings at June 30, 2007 was 7.125%.

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

As of June 30, 2007, we had cash and cash equivalents of $2.7 million of which $2.9 million was restricted pursuant to agreements with seven of our ASCs. As of June 30, 2007, we had working capital of $15.0 million.

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

We have an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. The purchase price of this 26% interest is based on a multiple of the ASC’s twelve-month trailing EBITDA. If we do not to exercise this option by July 2007, we have the option to sell our minority interest to our physician-partner for the original purchase price paid. On July 10, 2007, we exercised our option to sell our minority interest to our physician-partner for the original price paid. The sale of this interest has not yet occurred.

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

At June 30, 2007, $24.0 million of our long-term debt was subject to variable rates of interest. Excluding the impact of our previously disclosed swap agreements, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.2 million. The fair value of our long-term debt approximated its carrying value at June 30, 2007.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty), an affiliate of the underwriter. The purchased call option covers an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes.  We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received net proceeds from the sale of these warrants of $14.0 million.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For a further discussion of the Convertible Notes and the related call options and warrants see Note 8 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.  Risk Factors

Future sales of shares of our common stock could depress our stock price.

After giving effect to the convertible note hedge and warrant transactions that we entered into in connection with our convertible note offering, the conversion of some or all of our 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”) may dilute the ownership interests of our existing stockholders. With the net share settlement feature of the Convertible Notes, upon conversion we will deliver cash instead of shares to repay the principal amount of the Notes. At the time of conversion we may elect to finance all or a portion of this $75 million through the issuance of equity securities which may be dilutive to our current equity holders and could adversely affect the market price of our common stock. If at the time of conversion our share price exceeds the conversion price of $6.371 per share then we have the option of funding such excess residual value with shares of our common stock or cash. Pursuant to the note hedge transaction, Deutsche Bank AG London is required to deliver to us those shares of our common stock necessary to cover the residual value of any excess over $6.371 per share. To the extent our share price exceeds $8.31 per share, then pursuant to the warrant transaction, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $8.31 per share. In addition, if a “qualifying fundamental change” occurs prior to maturity of the Convertible Notes, the conversion rate will be increased by an additional number of shares of common stock as provided for in the indenture governing the Convertible Notes. This additional issuance of common stock pursuant to these warrants may also be dilutive to our current equity holders and could adversely affect the prevailing market prices of our common stock. In addition, the existence of the Convertible Notes and the related convertible note hedge and warrant transactions may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

The convertible note hedge and warrant transactions that we entered into in connection with the sale of the Convertible Notes may affect the trading price of our common stock.

In connection with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with Deutsche Bank AG London, which is expected to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes. We also entered into a warrant transaction with Deutsche Bank AG London with respect to our common stock pursuant to which we may issue shares of our common stock. In connection with hedging these transactions, Deutsche Bank AG London or its affiliates were expected to enter into various over-the-counter derivative transactions with respect to our common stock at, and possibly after, the pricing of the Convertible Notes and may have purchased or may purchase shares of our common stock in secondary market transactions following the pricing of the Convertible Notes. These activities could have had, or could have, the effect of increasing the price of our common stock. Deutsche Bank AG London or its affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock (including during any period used to determine the amount of consideration deliverable upon conversion of the Convertible Notes).

The fundamental change purchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Convertible Notes require us to purchase the Convertible Notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

We will need cash to pay the principal portion of the conversion value of the Convertible Notes, as required by the indenture governing the notes.

Under the net share settlement feature of the Convertible Notes, we are required to repay the principal portion of the Convertible Notes in cash. Our business and growth strategy, including our ability to finance the acquisition and development of new ambulatory surgery centers, could be negatively impacted if we do not have sufficient financial resources, or are not able to arrange suitable financing, to pay the required amounts upon conversion or tender of the Convertible Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.    Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

4/01/2007 - 4/30/2007	1,690	$ 6.49	None	None
5/01/2007 - 5/31/2007	1,690	$ 6.68	None	None
6/01/2006 - 6/30/2007	2,483	$ 6.42	None	None

(1)	Represents shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 23, 2007 at which the stockholders voted to elect two Class II Directors for a term of three years expiring at our 2010 Annual Meeting of Stockholders. Results of the voting were as follows:

Directors	For	Authority Withheld

Robert J. Kelly	18,604,377	1,875,529
C.A. Lance Piccolo	19,233,010	1,246,896

The remaining directors, Thomas S. Hall, R. Judd Jessup, Scott H. Kirk, MD, and Steven V. Napolitano all continued their terms of office as directors of the Company after the 2007 Annual Meeting of Stockholders.

Item 6. Exhibits

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

NOVAMED, INC.
/s/ Scott T. Macomber Scott T. Macomber	August 09, 2007 Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart John P. Hart	August 09, 2007 Date
Vice President, Corporate Controller
(as principal accounting officer)