Form 10-Q
period 2007-09-30
NOVAMED INC
filed 2007-11-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 02, 2007, there were outstanding 24,492,833 shares of the registrant's common stock, par value $.01 per share.

NOVAMED, INC.
FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,961	$2,743
Accounts receivable, net of allowances of $30,918 and $32,282, respectively	20,278	17,278
Notes and amounts due from related parties	505	505
Inventory	2,609	2,187
Prepaid expenses and deposits	1,671	1,361
Current tax assets	1,379	569
Total current assets	33,403	24,643
Property and equipment, net	15,918	15,066
Intangible assets, net	151,771	119,828
Noncurrent deferred tax assets, net	2,907	—
Other assets, net	1,724	1,010
Total assets	$205,723	$160,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,920	$6,525
Accrued expenses and income taxes payable	5,598	6,505
Current maturities of long-term debt	1,255	1,373
Total current liabilities	13,773	14,403
Long-term debt, net of current maturities	28,838	61,227
Convertible subordinated debt, net of debt issuance costs	72,708	—
Other long-term liabilities	674	269
Deferred income taxes	—	2,236
Minority interests	15,414	14,296
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,314,936 and 28,533,676 shares issued at September 30, 2007 and December 31, 2006, respectively	292	285
Additional paid-in-capital	91,772	89,653
Accumulated deficit	(6,778)	(11,656)
Accumulated other comprehensive loss	(310)	(254)
Treasury stock, at cost, 4,822,413 and 4,713,417 shares at September 30, 2007 and December 31, 2006, respectively	(10,660)	(9,912)
Total stockholders’ equity	74,316	68,116
Total liabilities and stockholders’ equity	$205,723	$160,547

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data; unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue:
Surgical facilities	$27,626	$22,249	$79,615	$61,219
Product sales and other	5,764	5,525	17,644	17,512
Total net revenue	33,390	27,774	97,259	78,731

Operating expenses:
Salaries, wages and benefits	10,339	8,803	30,507	25,420
Cost of sales and medical supplies	7,844	6,614	22,776	19,167
Selling, general and administrative	6,247	5,394	18,316	14,879
Depreciation and amortization	1,062	751	2,976	2,219
Total operating expenses	25,492	21,562	74,575	61,685

Operating income	7,898	6,212	22,684	17,046

Minority interests in earnings of consolidated entities	3,820	3,124	11,087	8,167
Interest (income) expense, net	1,009	838	3,794	1,788
Other (income) expense, net	(69)	(146)	(194)	(339)
Income before income taxes	3,138	2,396	7,997	7,430
Income tax provision	1,224	958	3,119	2,972
Net income from continuing operations	1,914	1,438	4,878	4,458
Net income from discontinued operations	—	37	—	37
Net income	$1,914	$1,475	$4,878	$4,495

Basic earnings per common share:
Income from continuing operations	$0.08	$0.06	$0.20	$0.19
Income from discontinued operations	—	—	—	—
Net income	$0.08	$0.06	$0.20	$0.19

Diluted earnings per common share:
Income from continuing operations	$0.08	$0.06	$0.19	$0.18
Income from discontinued operations	—	—	—	—
Net income	$0.08	$0.06	$0.19	$0.18

Weighted average common shares outstanding	24,154	23,370	24,055	23,148
Dilutive effect of employee stock options and restricted stock	929	1,580	1,109	1,633
Diluted weighted average common shares outstanding	25,083	24,950	25,164	24,781

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands, unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2006	28,534	$285	$89,653	$(11,656)	$(254)	(4,713)	$(9,912)	$68,116

Stock options exercised	669	7	1,853	—	—	(82)	(626)	1,234
Shares issued - employee stock purchase plan	37	—	163	—	—	—	—	163
Restricted stock grants	75	—	—	—	—	(27)	(122)	(122)
Stock compensation expense	—	—	1,943	—	—	—	—	1,943
Sale of warrants	—	—	14,000	—	—	—	—	14,000
Convertible note call options, net of $8,160 tax benefit	—	—	(15,840)	—	—	—	—	(15,840)
Unrealized loss on interest rate swaps	—	—	—	—	(56)	—	—	(56)
Net income	—	—	—	4,878	—	—	—	4,878
Balance, September 30, 2007	29,315	$292	$91,772	$(6,778)	$(310)	(4,822)	$(10,660)	$74,316

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands; unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,878	$4,495
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Net earnings of discontinued operations	—	(37)
Depreciation and amortization	2,976	2,219
Current and deferred taxes	2,499	2,972
Stock-based compensation	1,943	1,357
Loss (earnings) of non-consolidated affiliate	58	(22)
Gain on sale of minority interests	(79)	(102)
Minority interests	11,087	8,167
Distributions to minority partners	(10,693)	(6,486)
Changes in operating assets and liabilities—
Accounts receivable	(1,076)	(3,674)
Inventory	(246)	3
Other current assets	(128)	(199)
Accounts payable and accrued expenses	(824)	859
Other noncurrent assets	483	(9)
Net cash provided by operating activities	10,878	9,543

Cash flows from investing activities:
Payments for acquisitions, net	(32,724)	(40,157)
Proceeds from sale of minority interests	273	653
Purchases of property and equipment	(1,878)	(2,888)
Other	—	377
Net cash used in investing activities	(34,329)	(42,015)

Cash flows from financing activities:
Borrowings under revolving line of credit	54,500	59,600
Payments under revolving line of credit	(88,200)	(31,200)
Other long-term borrowings	37	4,000
Proceeds from the issuance of convertible subordinated debt, net (Note 8)	62,375	—
Proceeds from the issuance of common stock	918	718
Payments of other debt, debt issuance fees and capital lease obligations	(1,961)	(916)
Net cash provided by financing activities	27,669	32,202

Cash flows from discontinued operations:
Operating activities	—	(10)
Investing activities	—	—
Net cash used in discontinued operations	—	(10)

Net increase (decrease) in cash and cash equivalents	4,218	(280)
Cash and cash equivalents, beginning of period	2,743	1,690
Cash and cash equivalents, end of period	$6,961	$1,410

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

1.	BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2006, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K. The unaudited interim condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, include all normal recurring adjustments which management considers necessary for a fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Nine months ended September 30,
	2007	2006
Interest paid	$4,001	$1,533
Income taxes paid	519	245
Income tax refunds received	—	(38)

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

During the first nine months of 2007 and 2006, the Company obtained medical equipment by entering into capital leases for $294 and $263, respectively.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

Balances as of:
	September 30,	December 31,
	2007	2006
Surgical supplies	$1,589	$1,136
Optical products	918	912
Other	102	139
Total inventory	$2,609	$2,187

4.	INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2006	$113,364	$5,475	$941	$119,780	$48
Acquisitions	32,123	—	—	32,123	—
Other	(158)	—	—	(158)	—
Amortization	—	—	—	—	(22)
Balance September 30, 2007	$145,329	$5,475	$941	$151,745	$26

5.	ACQUISITIONS

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition. During the first nine months of 2007 the Company made the following acquisitions, one of which was significant enough to require pro forma disclosure.

On January 1, 2007, the Company acquired a 54% interest in the St. Peters Ambulatory Surgery Center, a multi-specialty ASC located in St. Peters, Missouri, for $8,000, of which the Company allocated $7,389 to goodwill. The acquisition was funded from the Company’s credit facility.

On June 1, 2007, the Company acquired a 62.5% interest in the Surgery Center of Kalamazoo (“Kalamazoo”), a multi-specialty ASC located in Portage, Michigan, for $24,600, of which the Company allocated $24,734 to goodwill. In addition to the purchase price, the Company paid $21 of direct acquisition costs. The acquisition was funded from the Company’s credit facility. The purchase price for the 62.5% ownership interest in Kalamazoo was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the estimated fair value of the identifiable net assets acquired was recorded as goodwill. The following table summarizes the purchase price allocation:

Fair value of current assets	$866
Fair value of long-term assets	1,067
Fair value of current liabilities	(614)
Fair value of long-term liabilities	(1,489)
Minority partner share of net assets	57
Goodwill	24,734
Total purchase price	$24,621

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

Supplemental information on an unaudited pro forma basis for the three and nine month periods ended September 30, 2007 and 2006, as if the Kalamazoo acquisition had taken place on January 1, 2007 and 2006, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue	$33,390	$29,980	$101,221	$85,349
Net income from continuing operations	$1,914	$1,532	$5,058	$4,760
Basic earnings per common share	$0.08	$0.07	$0.21	$0.21
Diluted earnings per common share	$0.08	$0.06	$0.20	$0.19

During the first nine months of 2006, the Company acquired a majority interest in six ASCs for $35,745, of which the Company allocated $33,768 to goodwill.

6.	UNCERTAIN TAX POSITIONS

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $416. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions due to the Company having either a tax loss or having utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits — January 1, 2007	$416
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increases – current period tax positions	—
Settlements	(72)
Lapse of statute of limitations	—
Unrecognized Tax Benefits — September 30, 2007	$344

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

7.	OTHER (INCOME) EXPENSE

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss (earnings) of non-consolidated affiliate	$24	$9	$58	$(22)
Gain on sale of minority interests	—	(92)	(79)	(102)
Other, net	(93)	(63)	(173)	(215)
Other (income) expense, net	$(69)	$(146)	$(194)	$(339)

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

The Convertible Notes include a net-share settlement feature that requires the Company to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of the Company’s stock, cash, or a combination of cash and common stock, at the Company’s option. As a result of the net-share settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Based on the provisions of Emerging Issues Task Force No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”) and Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Additionally, the Company will not be required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $6.371. During a public meeting held July 25, 2007, the Financial Accounting Standards Board (“FASB”) indicated that it would change the accounting for net-share settled convertible debt. The proposed change would result in the Company recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB will issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP). The proposed effective date is January 1, 2008 (for calendar year companies) with retrospective application for all periods presented. Final adoption of the change is pending a public comment period.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

The aggregate underwriting commissions and other debt issuance costs incurred through September 30, 2007 with respect to the issuance of the Convertible Notes were $2,625, which have been recorded as debt issuance costs on the Company’s consolidated condensed balance sheet and are being amortized using the effective interest rate method over the term of the Convertible Notes.

The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder’s ability to convert their Convertible Notes into shares of the Company’s common stock. A holder may convert the Convertible Notes prior to December 15, 2011 only if one or more of the following conditions are satisfied:

•
during any calendar quarter commencing after the date of original issuance of the Convertible Notes, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the Convertible Notes in effect on the last trading day;

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

Concurrent with the sale of the Convertible Notes, the Company entered into a convertible note hedge transaction with respect to the Company’s common stock (the “purchased call option”) with Deutsche Bank AG London (the “counterparty”), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11,772 shares of the Company’s common stock at a strike price of $6.371 per share. The cost of the call options totaled $24,000.  The Company also sold warrants to the counterparty to purchase from the Company an aggregate of approximately 11,772 shares of the Company’s common stock at an exercise price of $8.31 per share. The Company received proceeds from the sale of these warrants of $14,000.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share.  The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments. On the date of settlement, if the market price per share of the Company’s common stock is above $8.31 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $8.31 per share.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

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

Revolving Credit Facility

Effective February 7, 2007, the Company amended its credit facility, increasing the maximum commitment available under the facility from $80,000 to $125,000 and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. On May 31, 2007, the Company amended its credit facility pursuant to which its lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24,600. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary of the Company, to continue to maintain its existing bank debt of approximately $1,830 outside of the credit facility. Effective June 20, 2007, the Company amended its credit facility to obtain lenders’ consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. The amendment also modified certain loan pricing, financial covenants and various definitions. Under the terms of its credit facility, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions.

At September 30, 2007, the Company had $24,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.562% and was in compliance with all of its covenants. The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2007 was 7.50% and 7.32%, respectively. In addition, the Company paid a fee ranging from .20% to .25% on the unused portion of the commitment.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

During the second quarter of 2006, the Company entered into two interest rate swap agreements. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $270 at September 30, 2007.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $59 at September 30, 2007.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $238 and $130 that expire on March 31, 2008 and December 31, 2007, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

9.	OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company’s share of the negative value of the interest rate swaps was $310 at September 30, 2007 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet. See Note 8 for further discussion of the interest rate swaps. The total comprehensive income for the three and nine months ended September 30, 2007 was $1,718 and $4,822, respectively. The total comprehensive income for the three and nine months ended September 30, 2006 was $1,165 and $4,185, respectively.

10.	STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first nine months of 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. During the first nine months of 2007, the Company granted its directors and employees options to purchase 574,500 shares with an exercise price of $7.35 per share and options to purchase 78,000 shares with an exercise price of $6.23 per share. Stock compensation expense of $513 and $1,460 was recognized on existing stock options during the three months and nine months ended September 30, 2007, respectively. Stock compensation expense of $369 and $986 was recognized on existing stock options during the three months and nine months ended September 30, 2006, respectively.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2007 and 2006:

	2007		2006
	Three months	Nine months	Three months	Nine months
Expected option life in years	6	6	6	6
Risk-free interest rate	4.72%	4.77%	4.70%	4.73%
Dividend yield	—	—	—	—
Expected volatility	47.0%	48.1%	49.9%	51.2%
Per share fair value	$3.09	$3.77	$4.23	$3.78

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

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	4,604,068	$4.15
Granted	652,500	$7.22
Exercised	(669,489)	$2.24
Canceled	(149,941)	$8.50

Outstanding at September 30, 2007	4,437,138	$4.73	6.1	$4,826

Exercisable at September 30, 2007	3,122,661	$3.88	5.0	$4,821

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options. The total intrinsic value of stock options exercised during the first nine months of 2007 was $3,239. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $1,860, which includes $359 of tax benefits recognized. During the first nine months of 2007, cash received from stock options exercised was $874.

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

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2006	1,207,655	$3.22
Granted	652,500	$3.77
Vested	(454,159)	$3.17
Canceled	(91,519)	$3.50

Nonvested at September 30, 2007	1,314,477	$3.49

At September 30, 2007, there was $4,582 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 75,000 restricted stock awards during the first nine months of 2007. As of September 30, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,520, which is expected to be recognized over a weighted-average period of approximately 2.6 years. The Company recognized compensation expense of $154 and $446 on existing restricted stock awards during the three and nine months ended September 30, 2007, respectively. The Company recognized compensation expense of $125 and $330 on existing restricted stock awards during the three and nine months ended September 30, 2006, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Approximately 36,800 and 22,700 shares were purchased under this plan during the nine months ended September 30, 2007 and 2006, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $37 and $41 during the first nine months of 2007 and 2006, respectively. At September 30, 2007, 52,000 shares were reserved for future issuance under the ESPP.

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

11.	OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2007 and 2006:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2007
Net revenue	$27,626	$3,870	$1,889	$5	$33,390
Earnings (loss) before taxes	4,106	1,017	209	(2,194)	3,138
Depreciation and amortization	902	57	34	69	1,062
Interest income	24	—	—	19	43
Interest expense	106	—	—	946	1,052
Capital expenditures	181	41	2	17	241
Accounts receivable	13,469	6,017	690	102	20,278
Identifiable assets	175,467	13,128	2,436	14,692	205,723

Three months ended September 30, 2006
Net revenue	$22,249	$3,533	$1,978	$14	$27,774
Earnings (loss) before taxes	4,144	762	244	(2,754)	2,396
Depreciation and amortization	635	56	19	41	751
Interest income	17	—	—	9	26
Interest expense	76	—	—	788	864
Capital expenditures	1,253	36	8	212	1,509
Accounts receivable	11,587	4,786	608	55	17,036
Identifiable assets	126,402	11,914	1,787	4,571	144,674

Nine months ended September 30, 2007
Net revenue	$79,615	$11,954	$5,670	$20	$97,259
Earnings (loss) before taxes	11,867	3,302	590	(7,762)	7,997
Depreciation and amortization	2,516	176	106	178	2,976
Interest income	79	—	—	27	106
Interest expense	285	—	—	3,615	3,900
Capital expenditures	1,301	183	123	271	1,878
Accounts receivable	13,469	6,017	690	102	20,278
Identifiable assets	175,467	13,128	2,436	14,692	205,723

Nine months ended September 30, 2006
Net revenue	$61,219	$11,669	$5,794	$49	$78,731
Earnings (loss) before taxes	10,751	2,926	597	(6,844)	7,430
Depreciation and amortization	1,844	166	57	152	2,219
Interest income	42	—	—	22	64
Interest expense	111	—	—	1,741	1,852
Capital expenditures	2,372	168	28	320	2,888
Accounts receivable	11,587	4,786	608	55	17,036
Identifiable assets	126,402	11,914	1,787	4,571	144,674

NOVAMED, INC. AND SUBSIDIARIES
NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2007
(Dollars in thousands, except per share data; unaudited)

12.	RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $416. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions due to the Company having either a tax loss or having utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006. You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 26 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of September 30, 2007, we owned and operated 38 ASCs, of which 35 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated net revenue increased 23.5% to $97.3 million. Surgical facilities net revenue increased 30.0% to $79.6 million (same-facility surgical net revenue increased 6.2% to $56.6 million).
•	Operating income increased 33.1% to $22.7 million.
•	Acquired majority interests in two ASCs for $32.6 million.
•	Issued $75 million convertible senior subordinated notes.
•	Increased the available commitment under our credit facility to $125 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Revenue:
Surgical facilities	82.7%	80.1%	81.9%	77.8%
Product sales and other	17.3	19.9	18.1	22.2
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.0	31.7	31.4	32.3
Cost of sales and medical supplies	23.5	23.8	23.4	24.3
Selling, general and administrative	18.7	19.4	18.8	18.9
Depreciation and amortization	3.2	2.7	3.1	2.8
Total operating expenses	76.4	77.6	76.7	78.3

Operating income	23.6	22.4	23.3	21.7

Minority interests in earnings of consolidated entities	11.4	11.3	11.4	10.4
Other (income) expense	2.8	2.5	3.7	1.8
Income before income taxes	9.4	8.6	8.2	9.5
Income tax provision	3.7	3.4	3.2	3.8
Net income from continuing operations	5.7	5.2	5.0	5.7
Net income from discontinued operations	—	0.1	—	—
Net income	5.7%	5.3%	5.0%	5.7%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Revenue

Consolidated. Total net revenue increased 20.2% from $27.8 million to $33.4 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2007 and 2006. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 24.2% from $22.2 million to $27.6 million. This increase was primarily the result of $5.8 million of net revenue from ASCs acquired or developed after July 1, 2006 (“new ASCs”). Net revenue and surgical procedures performed in ASCs that we owned for the entire comparable reporting periods (“same-facility”) was flat compared to the third quarter of 2006.

On August 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule establishing the policies for the revised payment system for services provided in ASCs. The 2008 ASC rates, which were published on November 1, 2007, will be approximately 65% of the hospital outpatient department payment rates, as compared to 62% in the proposed rule announced on August 8, 2006. In addition, the revised rates are scheduled to phase in evenly over four years beginning January 1, 2008 and in 2010 the rates will be adjusted annually based on changes in the consumer price index for urban consumers. We previously disclosed that, based on our fourth quarter 2006 procedure mix, payor mix and volume, the proposed rule announced in August 2006 would negatively impact our earnings per share between $0.01 and $0.02 in 2008 and $0.03 to $0.04 in 2009. We now estimate that the impact of the final rule, based on our current procedure mix, payor mix and volume, will be neutral to earnings per share.

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. One of our ASCs acquired in 2006 and located in Laredo, Texas has experienced a significant decline in the number of procedures performed. This ASC was dilutive to our earnings by $0.1 million during the third quarter of 2007 when including the interest expense on the purchase price paid for the ASC.

	Three Months Ended September 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$21,307	$21,324	$(17)
# of procedures	25,385	25,390	(5)

New ASCs:
Net revenue	$6,316	$543	$5,773
# of procedures	8,217	559	7,658

Expired laser services agreement and ASC closures
Net revenue	$3	$382	$(379)
# of procedures	—	454	(454)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue for the third quarter increased 4.3% from $5.5 million to $5.8 million. Net revenue at our optical laboratories business increased by $0.2 million due to an increase in existing customer orders and improved external marketing. Net revenue at our optical products and services business increased by $0.1 million due to an increase in existing customer orders. Net revenue from our ophthalmology practice decreased by $0.1 million primarily due to a decrease in the number of patient visits.

	Three Months Ended September 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Product Sales:
Optical laboratories	$1,560	$1,399	$161
Optical products purchasing organization	793	666	127
Marketing products and services	1,023	961	62
Optometric practice/retail store	494	507	(13)
	3,870	3,533	337
Other:
Ophthalmology practice	1,889	1,978	(89)
Other	5	14	(9)
	1,894	1,992	(98)

Total Net Product Sales and Other Revenue	$5,764	$5,525	$239

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 17.4% from $8.8 million to $10.3 million. As a percentage of net revenue, salaries, wages and benefits expense decreased slightly from 31.7% to 31.0%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 30.6% from $4.6 million to $6.1 million. The increase was primarily the result of staff costs associated with new ASCs.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments remained flat at $2.1 million.

Corporate. Salaries, wages and benefits expense increased 5.1% from $2.1 million to $2.2 million. The increase was primarily due to higher stock-based compensation expense of $0.2 million.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 18.6% from $6.6 million to $7.8 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.8% to 23.5%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 22.1% from $5.2 million to $6.3 million. The expense increase was primarily the result of costs associated with our new ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments increased 5.8% from $1.4 million to $1.5 million primarily due to an increase in revenue at our optical laboratories business.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 15.8% from $5.4 million to $6.2 million. As a percentage of net revenue, selling, general and administrative expense decreased from 19.4% to 18.7%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 26.6% from $4.4 million to $5.6 million. The increase is due to costs associated with our new ASCs and an increase of $0.3 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments remained flat at $0.9 million.

Corporate. Corporate selling, general and administrative expense decreased from $0.1 million to a negative $0.2 million. This decrease consists of two components. Corporate selling, general and administrative expenses decreased by $0.3 million due to an increase of $0.3 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Corporate selling, general and administrative expenses increased by $0.1 million due to higher professional fees, information technology, and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 41.6% from $0.8 million to $1.1 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $3.8 million in 2007 as compared to $3.1 million in 2006. All of this increase is attributable to new ASCs.

Interest (Income) Expense, net. Interest (income) expense, net increased from $0.8 million to $1.0 million due to our increased borrowings to fund our ASC acquisitions.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Revenue

Consolidated. Total net revenue increased 23.5% from $78.7 million to $97.3 million. Net revenue by segment is discussed below.

Surgical Facilities. The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2007 and 2006. Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Net surgical facilities revenue increased 30.0% from $61.2 million to $79.6 million. This increase was primarily the result of $16.7 million of net revenue from ASCs acquired or developed after January 1, 2006 (“new ASCs”) and a $3.3 million increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The increase in same-facility revenue was primarily the result of a 4.3% increase in the number of same-facility procedures performed and a 1.8% increase in the net revenue per procedure due to a change in procedure mix.

On August 2, 2007, the Centers for Medicare & Medicaid Services (CMS) issued a final rule establishing the policies for the revised payment system for services provided in ASCs. The 2008 ASC rates, which were published on November 1, 2007, will be approximately 65% of the hospital outpatient department payment rates, as compared to 62% in the proposed rule announced on August 8, 2006. In addition, the revised rates are scheduled to phase in evenly over four years beginning January 1, 2008 and in 2010 the rates will be adjusted annually based on changes in the consumer price index for urban consumers. We previously disclosed that, based on our fourth quarter 2006 procedure mix, payor mix and volume, the proposed rule announced in August 2006 would negatively impact our earnings per share between $0.01 and $0.02 in 2008 and $0.03 to $0.04 in 2009. We now estimate that the impact of the final rule, based on our current procedure mix, payor mix and volume, will be neutral to earnings per share.

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. One of our ASCs acquired in 2006 and located in Laredo, Texas has experienced a significant decline in the number of procedures performed. This ASC was dilutive to our earnings during the first nine months of 2007 by $0.4 million when including the interest expense on the purchase price paid for the ASC.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$56,580	$53,301	$3,279
# of procedures	67,687	64,897	2,790

New ASCs:
Net revenue	$22,998	$6,293	$16,705
# of procedures	30,430	6,883	23,547

Expired laser services agreement and ASC closures
Net revenue	$37	$1,625	$(1,588)
# of procedures	—	2,579	(2,579)

Product Sales and Other. The table below summarizes net product sales and other revenue by significant business component. Product sales and other revenue increased 0.7% from $17.5 million to $17.6 million. Net revenue at our optical products and services business increased $0.4 million due to an increase in existing customer orders. Net revenue at our optical laboratories business increased $0.3 million due to an increase in existing customer orders and improved external marketing. Net revenue at our marketing products and services business decreased $0.4 million due to a decline in sales of marketing products provided to medical device manufacturers to promote their new refractive intraocular lens technology.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2007	2006	(Decrease)

Product Sales:
Optical laboratories	$4,821	$4,528	$293
Optical products purchasing organization	2,404	2,034	370
Marketing products and services	3,283	3,648	(365)
Optometric practice/retail store	1,447	1,459	(12)
	11,955	11,669	286
Other:
Ophthalmology practice	5,669	5,723	(54)
Other	20	120	(100)
	5,689	5,843	(154)

Total Net Product Sales and Other Revenue	$17,644	$17,512	$132

Salaries, Wages and Benefits

Consolidated. Salaries, wages and benefits expense increased 20.0% from $25.4 million to $30.5 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 32.3% to 31.4%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities. Salaries, wages and benefits expense in our surgical facilities segment increased 31.9% from $13.2 million to $17.4 million. The increase was the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other. Salaries, wages and benefits expense in our product sales and other segments decreased $0.9% from $6.3 million to $6.2 million.

Corporate. Salaries, wages and benefits expense increased 15.6% from $5.9 million to $6.9 million. The increase was primarily due to higher stock-based compensation expense of $0.6 million, additional employees required to service the new ASCs, annual salary increases and increased corporate infrastructure expenses.

Cost of Sales and Medical Supplies

Consolidated. Cost of sales and medical supplies expense increased 18.8% from $19.2 million to $22.8 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.3% to 23.4%. Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities. Cost of sales and medical supplies expense in our surgical facilities segment increased 25.5% from $14.4 million to $18.1 million. The expense increase was primarily the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

Product Sales and Other. Cost of sales and medical supplies expense in our product sales and other segments remained flat at $4.7 million.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 23.1% from $14.9 million to $18.3 million. As a percentage of net revenue, selling, general and administrative expense decreased from 18.9% to 18.8%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities. Selling, general and administrative expense in our surgical facilities segment increased 32.6% from $12.0 million to $16.0 million. The increase is due to costs associated with our new ASCs and an increase of $0.9 million in professional fees which include management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other. Selling, general and administrative expense in our product sales and other segments decreased 4.7% from $2.7 million to $2.6 million.

Corporate. Corporate selling, general and administrative expense decreased from $0.1 million to a negative $0.3 million. This decrease consists of two components. Corporate selling, general and administrative expenses decreased by $0.9 million due to an increase of $0.9 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Corporate selling, general and administrative expenses increased by $0.6 million due to higher professional fees, information technology/consulting expenses and travel costs.

Depreciation and Amortization. Depreciation and amortization expense increased 34.2% from $2.2 million to $3.0 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests and Other (Income) Expense. Minority interests in the earnings of our ASCs were $11.1 million in 2007 as compared to $8.2 million in 2006. Of this increase, 76.0% is attributable to new ASCs.

Interest (Income) Expense, net. Interest (income) expense, net increased from $1.8 million to $3.8 million due to our increased borrowings to fund our ASC acquisitions.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

Operating activities during the first nine months of 2007 generated $10.9 million in cash flow from continuing operations compared to $9.5 million in the comparable 2006 period. Before considering changes in working capital, operating cash flow from continuing operations was relatively flat compared to the first nine months of 2006. During the first nine months of 2007 and 2006, working capital consumed $1.8 million and $3.0 million in cash, respectively. The higher cash consumption during the first nine months of 2006 was due to a delay in receiving new insurance provider numbers which delayed the billing and collection process.

Investing activities during the first nine months of 2007 resulted in negative cash flow of $34.3 million. Investing activities during the first nine months of 2007 included the acquisition of two ASCs for $32.6 million, the purchase of property and equipment for $1.9 million and proceeds of $0.3 million relating to the sale of minority interests. Investing activities during the first nine months of 2006 resulted in negative cash flow of $42.0 million which included the acquisition of seven ASCs for $40.2 million, the purchase of property and equipment for $2.9 million and proceeds of $0.7 million relating to the sale of minority interests.

Cash flows from financing activities during the first nine months of 2007 included proceeds of $0.9 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by $33.7 million of net payments under our credit facility and $2.0 million of capital lease and other debt obligation payments. On June 27, 2007, we received $62.4 million of net proceeds in connection with the issuance of convertible subordinated notes (as described below and in Note 8) and immediately used these proceeds to pay down debt under our revolving credit facility. Cash flows from financing activities during the first nine months of 2006 included $28.4 million of net borrowings under our credit facility and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.9 million of capital lease obligation payments.

On June 27, 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due September 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The aggregate underwriting commissions and other debt issuance costs incurred with respect to the issuance of the Convertible Notes were $2.6 million, which have been recorded as debt issuance costs on our consolidated condensed balance sheet and are being amortized using the effective interest rate method over the term of the Convertible Notes.

The Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $6.371. During a public meeting held July 25, 2007, the Financial Accounting Standards Board (“FASB”) indicated that it would change the accounting for net-share settled convertible debt. The proposed change would result in us recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB will issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP). The proposed effective date is January 1, 2008 (for calendar year companies) with retrospective application for all periods presented. Final adoption of the change is pending a public comment period.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes.  We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For a further discussion of the Convertible Notes and the related call options and warrants see Note 8 to the consolidated financial statements.

At September 30, 2007, we had $24.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our covenants. Effective February 7, 2007, we amended our credit facility, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. On May 31, 2007, we amended our credit facility pursuant to which our lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24.6 million. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary, to continue to maintain its existing bank debt of approximately $1.8 million outside of the credit facility. Effective June 20, 2007, we amended our credit facility to obtain lenders’ consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. The amendment also modified certain loan pricing, financial covenants and various definitions. Under the terms of our credit facility, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions. The weighted average interest rate on credit line borrowings at September 30, 2007 was 7.32%.

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

As of September 30, 2007, we had cash and cash equivalents of $7.0 million of which $2.5 million was restricted pursuant to agreements with seven of our ASCs. As of September 30, 2007, we had working capital of $19.6 million.

We expect our cash flow from operations and funds available under our existing credit facility to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, and the future cost of surgical equipment.

In July 2006, we acquired a 61% equity interest in an ASC located in Laredo, Texas. The center has not performed at a level consistent with its historical operations or our expectations. As a result, we recently made a mediation demand in connection with this transaction alleging that the selling physician breached the terms of the transaction documents and made certain misrepresentations to us. Following mediation and effective as of August 1, 2007, we settled this dispute with the selling physician. Under the terms of the settlement agreement, the selling physician paid us $1.5 million and forfeited to us his thirty-five percent (35%) interest in the ASC. We now own 96% of this ASC. In addition, because the selling physician is also the ASC’s landlord, the settlement terms included a reduction in the ASC’s base rent by fifty percent over the next nine years. The $1.5 million cash payment was recorded in the Condensed Consolidated Statement of Cash Flows in accounts payable and accrued expenses.

We have an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. The purchase price of this 26% interest is based on a multiple of the ASC’s twelve-month trailing EBITDA. Because we did not exercise this option by July 2007, we have exercised our option to sell our minority interest to our physician-partner for the original price paid. The sale of this interest has not yet occurred.

Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest.

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 (“FIN 48”). As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $0.4 million. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions since we have either a tax loss or have utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

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

At September 30, 2007, $24.0 million of our long-term debt was subject to variable rates of interest. Excluding the impact of our previously disclosed swap agreements, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.2 million. The fair value of our long-term debt approximated its carrying value at September 30, 2007.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes.  We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For a further discussion of the Convertible Notes and the related call options and warrants see Note 8 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Future sales of shares of our common stock could depress our stock price.

After giving effect to the convertible note hedge and warrant transactions that we entered into in connection with our convertible note offering, the conversion of some or all of our 1.0% convertible senior subordinated notes due September 15, 2012 (the “Convertible Notes”) may dilute the ownership interests of our existing stockholders. With the net share settlement feature of the Convertible Notes, upon conversion we will deliver cash instead of shares to repay the principal amount of the Notes. At the time of conversion we may elect to finance all or a portion of this $75 million through the issuance of equity securities which may be dilutive to our current equity holders and could adversely affect the market price of our common stock. If at the time of conversion our share price exceeds the conversion price of $6.371 per share then we have the option of funding such excess residual value with shares of our common stock or cash. Pursuant to the note hedge transaction, Deutsche Bank AG London is required to deliver to us those shares of our common stock necessary to cover the residual value of any excess over $6.371 per share. To the extent our share price exceeds $8.31 per share, then pursuant to the warrant transaction, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $8.31 per share. In addition, if a “qualifying fundamental change” occurs prior to maturity of the Convertible Notes, the conversion rate will be increased by an additional number of shares of common stock as provided for in the indenture governing the Convertible Notes. This additional issuance of common stock pursuant to these warrants may also be dilutive to our current equity holders and could adversely affect the prevailing market prices of our common stock. In addition, the existence of the Convertible Notes and the related convertible note hedge and warrant transactions may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

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

The holders of the Convertible Notes have the option to require us to purchase the Convertible Notes for cash in the event of a fundamental change. A takeover of our company would trigger this option to require us to purchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

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

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

7/01/2007 – 7/31/2007	1,690	$6.00	None	None
8/01/2007 – 8/31/2007	3,379	$5.08	None	None
9/01/2006 – 9/30/2007	2,483	$4.71	None	None

(1)	Represents shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6. Exhibits

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	November 09, 2007
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	November 09, 2007
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)