Form 10-K
period 2007-12-31
NOVAMED INC
filed 2008-03-17
CIK 1086939

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

         The aggregate market value of the registrant's shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 30, 2007 was $134,844,639. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 10, 2008 was 24,587,093.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

        This Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2008 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; our ability to manage our increasing borrowing costs as we incur additional indebtedness to fund the acquisition and development of surgical facilities; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary. These factors and others are more fully set forth under "Item 1A—Risk Factors." You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

        Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1.    Business

General

        NovaMed, Inc. is a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of March 15, 2008, we own and operate 34 ASCs located in 17 states, plus two ASCs that we are planning to divest in 2008. Historically, most of our ASCs have been single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures—primarily cataract surgery. Over the past four years, however, we have focused on expanding into other specialties such as orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery, gynecology and otolaryngology (ENT). This expansion into other specialties has been accomplished through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of March 15, 2008, 10 of our 34 ASCs offer surgical services in specialties other than ophthalmology. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

        As of March 15, 2008, we own a majority interest in 32 of our ASCs with the minority interests generally being held by physicians. We own 100% of the equity interests in our other two ASCs; however, in the future we may elect to sell a minority interest in these facilities to physicians.

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

Information Available

        Our corporate headquarters are located at 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611, and our website is www.novamed.com. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's public reference facilities at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file their Exchange Act documents electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Industry Overview

Ambulatory Surgery Center Industry

        The term "ambulatory surgery" refers to medical procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ASC industry has grown consistently, with approximately 5,700 ASCs in the United States as of August 2007 according to Verispan, L.L.C., an independent health care market research and information firm. Improved surgical techniques and technologies have significantly expanded the number of surgical procedures that can be performed in an ASC. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has minimized post-operative side effects such as nausea and drowsiness, resulting in shorter recovery times and in many cases eliminating the need for overnight hospitalization.

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

        In addition to these technological advancements and operating efficiencies, we believe that public and private third party payors recognize the cost-effective benefits of ASCs. We believe that surgery performed at an ASC is generally less expensive than hospital-based outpatient surgery because of lower facility costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.

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

Our Business Model

        We are focused primarily on acquiring, developing and operating ASCs within new and existing markets. We believe that our experience in operating ASCs, when coupled with our management services experience in working with physicians, will provide our physician-partners with an efficient operating environment to maximize quality patient care. Our business was founded in the eye care setting, but we have expanded into other specialties and expect to continue to acquire and develop ASCs in varying specialties.

Surgical Facilities

        As of March 15, 2008, we own and operate 34 ASCs, each of which is a state-licensed and Medicare-certified ASC, plus two ASCs that we are planning to divest in 2008. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery, gynecology and ENT. Sixty-six percent of the surgical procedures performed in our facilities in 2007 were ophthalmic procedures, with orthopedics, pain management, gastroenterology, urology and ENT comprising 10%, 8%, 7%, 3% and 3%, respectively.

        We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility and the minority equity interests are held by physicians that perform surgeries in the ASC and live in the ASC's local community. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

        In addition to owning and operating ASCs, we also are parties to laser services agreements pursuant to which we provide excimer lasers and various services to ophthalmologists for their use in performing laser vision correction surgery.

Product Sales

        We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 250 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 200 suppliers. We expanded our purchasing organization in December 2007 when we acquired an optical products purchasing organization based in Minneapolis, Minnesota. With this acquisition, we now process consolidated monthly billing for over 2,500 customers. Customers of these businesses include our former affiliated doctors who are parties to multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, unless the parties agree on extensions, these supply agreements will expire between July 2008 and December 2012. The product sales revenue generated from these customers in 2007 constituted less than ten percent of our total product sales revenue.

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

        For a further discussion regarding these segments and their respective financial information, please see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our Growth Strategy

Surgical Facilities

        We are focused on acquiring, developing and operating ASCs. Historically, our emphasis was primarily on eye surgical services. Over the past several years, however, we have expanded into other specialties such as orthopedics (including podiatry), urology, gastroenterology, pain management, plastic surgery and gynecology. This expansion into other specialties has been through both the acquisition of new facilities and the addition of specialties to our existing centers. While ophthalmology is still our largest specialty and a key part of our growth strategy, we are actively evaluating and pursuing opportunities in other specialties. The key elements of our growth strategy are:

  •
  Increasing the revenue and profitability of our existing ASCs;

  •
  Acquiring equity interests in ASCs in partnership with physicians; and

  •
  Developing newly constructed ASCs through joint ownership arrangements with physicians.

  Increasing Revenue and Profitability of our Existing ASCs

        The revenue generated by our ASCs is driven by the surgical procedures performed by physicians. Revenue growth in our existing ASCs is expected to be derived from an increase in surgical procedures performed at each facility, with this increase attributable to existing physicians or new physicians utilizing the facility. All of our ASCs currently have the capacity to handle additional procedures. Given this capacity, we introduce the benefits of our facilities to new physicians who may be using other less efficient and convenient facilities. We believe the efficiency and convenience of an ASC, and the opportunity to work in facilities affiliated with a national ASC operator with significant management expertise, are appealing to physicians and their patients and provides a more attractive setting than hospitals. We employ sales people in several of our markets who are working on a full-time basis to market our ASCs to potential physicians. We also work with our physicians to identify new procedures, technologies or equipment to integrate into our facilities and expand the scope of surgical services offered in a cost-effective manner. Moreover, as we continue to expand the number of multi-specialty ASCs within our portfolio, reimbursements from private third party payors will likely increase as an overall percentage of our surgical facility revenue. Thus, we will continue to evaluate opportunities to maximize our managed care panel participation and reimbursement levels.

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

  Acquiring Equity Interests in ASCs

        We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need (CON) for development. In analyzing potential transactions, the evaluation of our prospective physician-partners is a critical factor. We recognize that the success of our ASCs is tied directly to the success of our physician-partners and their practices. We believe our management services experience from our history as a physician practice management company greatly enhances our physician evaluation process.

        We also assess the target facility's potential for future growth. We identify opportunities to add new physicians or surgical procedures, or to improve managed care participation. We also examine the opportunities to reduce expenses through improved staff efficiency, better physician scheduling and reduced supply costs. Our development staff and operations personnel work closely with our physician partners to formulate a growth strategy for each newly acquired facility to maximize our return on investment.

        We currently intend to finance our future acquisitions of equity interests in ASCs using cash generated from our operations and amounts borrowed under our $125 million credit facility that expires on February 5, 2010.

  Developing Newly Constructed ASCs

        Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who don't have the resources, productivity or expertise to construct a facility on their own and seek an experienced partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. We have developed two of our 34 ASCs as of March 15, 2008.

Product Sales

        We believe there are opportunities to grow our optical products and services business by adding ophthalmologists and optometrists as customers, as well as offering a broader range of products and services to our existing customer base. We also recently added to our optical products group purchasing organization by purchasing another purchasing organization based in Minneapolis, Minnesota.

Competition

Surgical Facilities

        In acquiring, developing and operating our ASCs, our principal competitors are corporations, physicians and hospitals. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. In each of our local markets, we also compete with hospitals and other ASCs in attracting physicians to utilize our ASCs, for patients and for managed care contracting opportunities.

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

Employees

        As of March 3, 2008, we had approximately 691 employees, 463 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

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

        The anti-kickback statute is broadly written as to encompass many legitimate, harmless and pro-competitive arrangements. Consequently, Congress has enacted a series of statutory exceptions to the anti-kickback statute, and the Inspector General for the U.S. Department of Health and Human Services (DHHS) has promulgated a series of regulatory "safe harbors." When possible, we have attempted to structure our business operations within a safe harbor. However, some aspects of our business either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards exist. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute, and is not necessarily illegal per se.

        Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of March 15, 2008, we co-own 32 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling minority interests in our existing wholly owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

        The applicable regulatory authorities have provided limited guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the guidance that is available, we believe that our joint ownership arrangements comply with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs are Medicare certified; patients referred to an ASC by an investor are informed of the referring physician's investment interest in the ASC; the terms on which an investment interest in the ASC is offered to an investor are not related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity will loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC is directly proportional to the investors' investment interests; the ASCs treat federal health program beneficiaries in a non-discriminatory manner; and Medicare-recognized surgical procedures account for a significant portion of the investor-physicians' medical practice income.

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

        Generally speaking, the Stark Law does not prohibit referrals to ASCs from physicians with ownership or investment interests in those ASCs. Medicare regulations provide two exceptions that protect referrals to ASCs by physicians who have ownership or compensation relationships with those ASCs. The first exception expressly exempts items and services which are identified as designated health services for which payment is included in the ASC composite rate. Referrals made for these items and services by physicians with a financial relationship do not violate the Stark Law when furnished in the ASC setting. Thus, when an intraocular lens, or IOL, used in cataract surgery, or another service or item that would otherwise qualify as a "designated health service," is included in an ASC composite payment rate, the IOL (or other such service or item) will not be considered to be a "designated health service." The second exception provides that prosthetics, prosthetic devices, and durable medical equipment implanted at a Medicare-certified ASC by the referring physician or a member of the referring physician's group practice also are specially excepted, even when the Medicare payment for these items is separate from—i.e., not bundled into—the ASC payment.

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

        On December 28, 2000, as modified on May 31, 2002 and August 14, 2002, the DHHS published final rules addressing "Standards for Privacy of Individually Identifiable Health Information" under HIPAA's administrative simplification provisions. Compliance with these rules was required by April 14, 2003. These rules create substantial compliance issues for all "covered entities"—which include health care providers, health plans and health care clearinghouses—that engage in regulated transactions and activities. Operations of our ASCs are covered by the final rules. We believe our ASCs are in substantial compliance with these final rules.

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

Government Regulation—Management Services

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

Discontinued Operations

        On December 12, 2007, our Board of Directors approved a plan to close or sell three ASCs located in Laredo, Texas, Thibodaux, Louisiana and Columbus, Georgia. The Board determined to close or sell two of these ASCs due to their continued unprofitability. The Board decided to close or sell the third facility located in Thibodaux, Louisiana because of the facility's competitive position in the market, limited growth potential, and the lack of a succession plan for its sole surgeon in this rural area who is planning to retire shortly. As of March 15, 2008, we have sold our equity interests in the Columbus, Georgia and Thibodaux, Louisiana facilities. The results of these ASCs are classified as discontinued operations for all periods presented.

        Effective November 1, 2005, we sold our 80% interest in our St. Joseph, Missouri ASC to our existing physician-partners. We sold our interest due to state licensure issues unique to this ASC as well as its limited growth potential. The results of this ASC are classified as discontinued operations for all periods presented.

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

Risks Relating to Our Business

  Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and other governmental and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow

        Government sponsored health care programs accounted for approximately 35% of our consolidated net revenue for the year ended December 31, 2007. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and other governmental and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

        On January 1, 2008, pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the "Medicare Modernization Act"), CMS began implementing a new methodology for determining Medicare payment rates for ASCs. Under the new rate-setting methodology, ASC facility payments generally now are a percentage (currently 65 percent) of the rates paid to hospitals for the same services when furnished on an outpatient basis in the hospital setting. Payments for certain services commonly furnished in a physician office are capped at the amount Medicare pays physicians as a technical component when the services are furnished in the office setting. As such, payments for many procedures commonly furnished in our ASCs are well below the payment a hospital would receive for the same procedure.

        When CMS implemented these revised rates, payment amounts for most procedures furnished by our ASCs changed, in some cases significantly. Payment for some high-volume procedures, such as cataract extraction, increased, while payment for others, such as YAG and gastroenterology procedures, decreased.

        CMS is implementing the new methodology over four years; CMS also will revise the percentage relationship between hospital and ASC payments annually. Consequently, we expect Medicare payments for most procedures furnished by our ASCs to fluctuate annually, and in some cases significantly.

        Additionally, the Medicare Modernization Act provides that there shall be no inflation update to Medicare ASC rates during calendar years 2005 through 2009. This freeze will adversely affect the revenues of our business. Further, the President of the United States recently recommended that Congress extend the inflation freeze for two additional years, through 2011. If approved by Congress, the gap between Medicare payments to our facilities and hospitals for comparable procedures likely would continue to widen, and our ASCs could be paid even less than hospitals than they currently are.

        Under current regulations, ASC Covered Procedures, i.e., those for which a facility fee is provided by the Medicare program, are those procedures specifically approved by CMS. CMS develops and maintains a listing of ASC Covered Procedures (defined by HCPCS Code). A facility fee is available only for listed procedure codes. Effective January 1, 2008, CMS added approximately 800 procedures to the list of approved procedures. At present, approximately 3,300 procedures are approved for the ASC setting. CMS is expected to update this annually. Consequently, there is a material risk that CMS will reduce the number of ASC Covered Procedures. On November 26, 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures that are commonly furnished in ASC settings. Although CMS ultimately decided in May 2005 to delete only five of the proposed 100 procedures, CMS could again propose and ultimately decide to substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change that could affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, it could negatively and materially affect our revenue and business.

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

        Revenue from laser vision correction procedures comprised approximately two percent of our surgical facilities net revenue for the year ended December 31, 2007. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. In response, many of our competitors are offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

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

        We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our credit facility is currently $125 million. Our current credit facility expires on February 5, 2010. As of March 15, 2008, we have approximately $100 million of availability under our credit facility.

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

        In addition, co-owning ASCs with physicians may create additional regulatory risk. See "Government Regulation—Federal Law—Anti-Kickback Statute."

  Funding our growth strategy may require us to obtain significant additional capital that could increase our leverage, dilute our current equity holders and limit our flexibility

        Our acquisition and development program requires substantial capital resources and the operations of our existing ASCs also require ongoing capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing and size of our acquisitions, development and expansion activities, the capital requirements associated with our ASCs, the future cost of medical equipment and our ability to generate cash flow. If we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness or issue equity securities in order to pursue these opportunities. We may be unable to obtain sufficient financing on terms satisfactory to us, or at all. As a result, our acquisition and development activities would have to be curtailed or eliminated and our financial results would be adversely affected.

        If we choose to use indebtedness to fund our growth, we may become significantly leveraged in the future. As of March 15, 2008, we had approximately $100 million of availability under our credit facility. Given that we intend to continue to finance our acquisitions by using a combination of cash generated from our business operations and borrowings under our credit facility, we may in the future need to increase our maximum available commitment. We have an option under our credit facility to increase the maximum commitment to $150 million under certain conditions. To the extent we are able to increase our maximum commitment, if at all, such an increase may not be on terms that are favorable to us or sufficient for our needs. Our maximum borrowing availability and applicable interest rates under our credit facility are calculated based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization (EBITDA), all as more fully defined in our credit facility. Our credit facility currently provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. This ratio will decrease following September 30, 2008 and will reduce our maximum borrowing capacity. In addition, our higher level of borrowings and the continued periodic escalation in interest rates have increased our borrowing costs which have adversely affected our profitability. In addition, on June 27, 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012.

        The degree to which we are leveraged could cause us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations. As our indebtedness increases, the portion of our borrowings at variable interest rates will also likely increase which will leave us vulnerable to interest rate increases. Our degree of leverage may also make us vulnerable to a downturn in our business or the economy generally and, to the extent we become more highly leveraged than some of our competitors, place us at a competitive disadvantage. We could also fund our growth, or reduce our outstanding indebtedness, through the issuance of equity securities. To the extent any such equity financing is available to us, it may be dilutive to our current equity holders.

  We will need cash to pay the principal portion of the conversion value of the Convertible Notes, as required by the indenture governing the notes

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

        We acquired ten ASCs in 2006 and two ASCs in 2007. Our business strategy contemplates us continuing to acquire and develop more ASCs in the future. Our growth has placed, and will continue to place, increased demands on our employees, business systems and other resources. Continued expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, we will need to continue to implement and improve the management and operation of our business systems and to expand, train, manage and motivate our employees. Our operating results could suffer if we do not properly manage our growth.

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

        We also face competitive pressures from local hospitals. In addition to competing for patients and physician relationships, ASCs are often required by Medicare and certain state laws to maintain a written transfer agreement with an area hospital. A transfer agreement provides that a hospital will accept an ASC's patient in the event of an emergency. Generally, we have not encountered problems obtaining transfer agreements from area hospitals. In limited instances, however, we have observed hospitals resisting entering into transfer agreements for what we believe to be competitive reasons. While there often are alternatives for ASCs to comply with federal and state regulations without a transfer agreement, competitive pressures from hospitals may make it more difficult and/or expensive for our ASCs to maintain their licensure and/or Medicare certification.

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

        For example, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs. This statute is very broad and Congress directed the Department of Health and Human Services to develop regulatory exceptions, known as safe harbors, to the statute's referral prohibitions. While we have attempted to structure the ownership and operation of our ASCs within a safe harbor, we do not satisfy all of the requirements. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

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

        On June 19, 2007, the Inspector General for the U.S. Department of Health and Human Services posted Advisory Opinion No. 07-05. In this Advisory Opinion, the Inspector General declined to grant a favorable opinion to an arrangement in which a hospital proposed to purchase a subset of the units held in the ASC by two of the largest users of the ASC. The Inspector General stated that while none of the elements of the arrangement necessarily indicated fraud or abuse, it could not conclude that the difference in the cost of capital acquisition between the hospital and the physician owners was not related to the business generated by the owners for the ASC or the hospital. Although we cannot predict the ultimate application of this opinion and its impact on our business, based on the guidance that is available we believe that our joint ownership arrangments comply with the anti-kickback law.

        In addition, there also is a material risk that Congress, CMS or the states could revise physician ownership and referral laws in a manner that could prohibit or limit physician ownership of ASCs. In December 2003, Congress enacted legislation imposing an 18-month moratorium on physician referrals to certain categories of hospitals, i.e., those classified as "specialty hospitals" under the law, if the physician has an ownership interest in the entity. This moratorium expired in June 2005. While this legislation applied only to hospitals, and not to ASCs, future actions by either Congress or CMS to extend or possibly expand the scope of the moratorium potentially could prohibit or limit physician ownership of ASCs. Additionally, several states are considering limits on physician ownership in and referrals to specialty hospitals, and a few are considering similar limitations on physician ownership in and referrals to ASCs. In New Jersey, a state court in November 2007 ruled that physicians who refer their patients to an ASC in which they have an ownership interest, violate the New Jersey Codey Act's ban against self-referrals. The court's ruling, if not overturned, could force many ASCs in New Jersey to limit referrals from physician owners and return payments received pursuant to prohibited referrals. To the extent that Congress, CMS or any of the states act to prohibit or limit physician ownership of ASCs, the investment structure of our ASCs could be affected.

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

        Furthermore, CMS may revise the Medicare conditions for coverage of ASC services. Our Medicare-certified ASCs are required to comply with a series of regulatory obligations in order to qualify services furnished in those facilities for Medicare reimbursement. On August 31, 2007, CMS proposed to revise the Medicare conditions of coverage for the first time in many years. Many of the proposed changes would revise current requirements substantially. It is our expectation that our facilities and operations could be modified as necessary to comply with whatever new conditions might be established. However, bringing our facilities and operations into compliance could involve substantial costs to the company. Moreover, it is possible that our facilities and operations could not be revised sufficiently to be in compliance with new Medicare conditions, in which case some or all of our ASCs may be forced to disenroll from the Medicare program. Many governmental and private payors require Medicare certification as a condition to participate in their payment plans. Any ASC not enrolled in Medicare may likewise be precluded from enrolling in other governmental and private payor plans. Such exclusion would have a material negative effect on our business. CMS could finalize these changes as early as this year.

  Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring, expanding or relocating facilities

        Most states require licenses to own and operate ASCs, and some states require a certificate of need, or CON, to construct or modify an ASC. Several states recently have been revising licensure and CON laws in a manner that makes it more difficult to develop or relocate ASCs. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. Procuring these approvals could take considerable time, effort and expense, and may result in delays in opening new or modified facilities. Moreover, if we are unable to maintain good relations with the landlords of our ASCs, we may be forced to relocate a facility from time to time. If we are forced to relocate a facility, we may incur substantial costs in building out and furnishing our new location. In addition, depending on the state, we may also have difficulty obtaining the necessary state licensure and CON approvals to relocate the facility. See "Government Regulation—State Law."

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

  Loss of the services of key management personnel could adversely affect our business

        Our success depends, in part, on the services of key management personnel, including Thomas S. Hall our President, Chief Executive Officer and Chairman of the Board, and Scott T. Macomber, our Executive Vice President and Chief Financial Officer. We do not know of any reason why we might be likely to lose the services of either of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we lost the services of either of these officers, we believe that our business could be adversely affected.

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

  If a change in events or circumstances causes us to write-off a portion of our intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

        Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2007, intangible assets of our continuing operations represented approximately 75% of total assets and 226% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may no longer be recoverable, in which case an impairment charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

  Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

        Numerous federal regulations have been adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Compliance with HIPAA regulations governing patient privacy was required by April 14, 2003. We have taken actions in an effort to establish our compliance with HIPAA's privacy regulations, and we believe that we are in substantial compliance with HIPAA's privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying "business associates" with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

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

        In addition, compliance with the HIPAA security regulations was required by April 21, 2005. In general, the security regulations require ASCs and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. We have taken actions in an effort to establish our compliance with HIPAA's security regulations, and we believe that we are in substantial compliance with HIPAA's security regulations. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

        HIPAA violations could expose us to civil penalties of up to $25,000 per person per year for each violation or criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

  Future sales of shares of our common stock could depress our stock price

        After giving effect to the convertible note hedge and warrant transactions that we entered into in connection with our convertible note offering in June 2007, the conversion of some or all of our 1.0% convertible senior subordinated notes due June 15, 2012 (the "Convertible Notes") may dilute the ownership interests of our existing stockholders. With the net share settlement feature of the Convertible Notes, upon conversion we will deliver cash instead of shares to repay the principal amount of the Convertible Notes. At the time of conversion we may elect to finance all or a portion of this $75 million through the issuance of equity securities which may be dilutive to our current equity holders and could adversely affect the market price of our common stock. If at the time of conversion our share price exceeds the conversion price of $6.371 per share then we have the option of funding such excess residual value with shares of our common stock or cash. Pursuant to the note hedge transaction, Deutsche Bank AG London is required to deliver to us those shares of our common stock necessary to cover the residual value of any excess over $6.371 per share. To the extent our share price exceeds $8.31 per share, then pursuant to the warrant transaction, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $8.31 per share. In addition, if a "qualifying fundamental change" occurs prior to maturity of the Convertible Notes, the conversion rate will be increased by an additional number of shares of common stock as provided for in the indenture governing the Convertible Notes. This additional issuance of common stock pursuant to these warrants may also be dilutive to our current equity holders and could adversely affect the prevailing market prices of our common stock. In addition, the existence of the Convertible Notes and the related convertible note hedge and warrant transactions may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

  The convertible note hedge and warrant transactions that we entered into in connection with the sale of the Convertible Notes may affect the trading price of our common stock

        In connection with the issuance of the Convertible Notes, we entered into a privately negotiated convertible note hedge transaction with Deutsche Bank AG London, which is expected to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes. We also entered into a warrant transaction with Deutsche Bank AG London with respect to our common stock pursuant to which we may issue shares of our common stock. In connection with hedging these transactions, Deutsche Bank AG London or its affiliates were expected to enter into various over-the-counter derivative transactions with respect to our common stock at, and possibly after, the pricing of the Convertible Notes and may have purchased or may purchase shares of our common stock in secondary market transactions following the pricing of the Convertible Notes. These activities could have had, or could have, the effect of increasing the price of our common stock. Deutsche Bank AG London or its affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Notes by purchasing and selling shares of our common stock, other of our securities or other instruments it may wish to use in connection with such hedging. The effect, if any, of any of these transactions and activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock (including during any period used to determine the amount of consideration deliverable upon conversion of the Convertible Notes).

  The fundamental change purchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company

        The terms of the Convertible Notes require us to purchase the Convertible Notes for cash in the event of a fundamental change. A takeover of our company would trigger the requirement that we purchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

        During 2007, the market price of our common stock was volatile, fluctuating from a high trading price of $7.91 to a low trading price of $4.10 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and rent. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities.

        The timing and degree of fluctuations in our operating results will depend on several factors, including:

  •
  general economic conditions;

  •
  decreases in demand for non-emergency procedures due to severe weather;

  •
  availability or sudden loss of the services of physicians who utilize our surgical facilities;

  •
  availability or shortages of surgery-related products and equipment;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We generally do not own any real property, except in one instance in which one of our ASCs owns the underlying real estate. We generally lease space for our corporate offices, our ASCs and our product sales operations, all of which are located in 18 states. As part of our management services business, we also continue to lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See "Item 13—Certain Relationships and Related Transactions." Our corporate offices currently consist of 9,993 square feet in Chicago, Illinois, 7,600 square feet in Des Plaines, Illinois, and 3,293 square feet in Alpharetta, Georgia.

        The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple renewal terms exercisable at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 2,157 square feet to 12,541 square feet, and the terms of these leases have expiration dates ranging from September 30, 2008 to July 31, 2017. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

        The following is a list of our 34 ASCs as of March 15, 2008 (excluding two that we are planning to divest in 2008):

Location	Number of Operating Rooms	Our Ownership Percentage		Specialty
Jonesboro, AR	2	51%		Ophthalmology
Whittier, CA	2	51%		Multispecialty
Colorado Springs, CO	2	51%		Ophthalmology
Denver, CO	1	51%		Ophthalmology
Altamonte Springs, FL	1	70%		Orthopedic
Gainesville, FL	2	51%		Ophthalmology
Lake Worth, FL	2	60%		Ophthalmology
Sebring, FL	2	51%		Multispecialty
Atlanta, GA	2	100%		Ophthalmology
Chicago, IL	1	69.5%		Ophthalmology
Maryville, IL	1	77%		Ophthalmology
Oak Lawn, IL	4	51%		Multispecialty
River Forest, IL	2	70%		Ophthalmology
Merrillville, IN	2	51%		Ophthalmology
New Albany, IN	2	67.5%		Ophthalmology
New Albany, IN	2	51%		Pain Management
Overland Park, KS	3	51%		Ophthalmology
Berkley, MI	2	51%		Ophthalmology
Kalamazoo, MI	4	62.5%		Multispecialty
Florissant, MO	1	100%		Ophthalmology
Kansas City, MO	2	51%		Ophthalmology
St. Peters, MO	2	54%		Multispecialty
Warrensburg, MO	2	51%		Ophthalmology
Fremont, NE	1	51%		Multispecialty
Bedford, NH	1	51%		Ophthalmology
Nashua, NH	2	51%		Ophthalmology
Sandusky, OH	1	60%		Ophthalmology
Chattanooga, TN	1	57%		Ophthalmology
Cleveland, TN	2	65%		Multispecialty
Dallas, TX	3	65%		Multispecialty
San Antonio, TX	2	55%		Ophthalmology
Tyler, TX	2	60%		Ophthalmology
Richmond, VA	1	51	%(1)	Ophthalmology
Madison, WI	2	51%		Ophthalmology

(1)
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

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Since August 18, 1999, our common stock has been traded on the NASDAQ Global Select Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2007:
Fourth Quarter	$5.73	$4.10
Third Quarter	$6.25	$4.22
Second Quarter	$7.75	$5.43
First Quarter	$7.91	$6.01
Fiscal year ended December 31, 2006:
Fourth Quarter	$8.74	$6.72
Third Quarter	$8.50	$6.08
Second Quarter	$7.50	$6.60
First Quarter	$8.63	$6.28

        On March 10, 2008, the last reported sale price of our common stock was $3.60, and there were 266 holders of record of our common stock. This figure does not include the number of individual beneficial holders of securities that are held in the "street name" of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

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

Item 6.    Selected Financial Data

        The consolidated statement of operations data set forth below for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data at December 31, 2007 and 2006, are derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited financial statements which are not included in this Form 10-K.

        The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and Other Data)
Consolidated Statement of Operations Data:(a)(b)(c)
Net revenue	$128,621	$104,256	$78,402	$61,497	$52,925

Operating income	$31,510	$23,031	$16,193	$10,441	$6,584

Income from continuing operations	$5,932	$5,536	$5,252	$1,934	$1,554

Income from continuing operations per basic share	$0.25	$0.24	$0.24	$0.09	$0.07

Income from continuing operations per diluted share	$0.24	$0.22	$0.22	$0.08	$0.07

Other Data:(a)(c)(d)
ASCs operated at end of period	34	32	24	21	14

Number of surgical procedures performed	129,387	96,161	70,441	54,633	41,576

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:(a)(c)
Working capital	$18,438	$10,240	$6,669	$1,928	$15,003
Total assets	195,704	160,547	97,162	76,787	63,888
Total debt, excluding current portion	101,176	61,112	17,244	5,182	74
Total stockholders' equity	65,173	68,116	58,675	50,821	47,926

Notes:

(a)
Effective November 1, 2005, we sold our 80% interest in an ASC located in St. Joseph, Missouri. Operating results of this ASC are being reported as discontinued operations for all periods presented.

(b)
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment", applying the modified prospective method. As a result, 2007 and 2006 includes stock option related compensation expense which is not included in prior years.

(c)
On December 12, 2007, our Board of Directors approved a plan to close or sell three majority owned ASCs in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Operating results of these ASCs are reported as discontinued operations for all periods presented.

(d)
Excludes our 25% owned Ft. Lauderdale, Florida ASC that we plan to divest in 2008.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents our consolidated financial condition at December 31, 2007 and 2006 and the results of operations for the years ended December 31, 2007, 2006 and 2005. You should read the following discussion together with the "Selected Financial Data," our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned "Risk Factors," the introductory paragraph to Part I, and elsewhere in this Form 10-K.

Overview

        We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2007, we owned and operated 34 ASCs of which 32 were jointly owned with physician-partners. We also owned three ASCs that we plan to divest in 2008. We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company. We also provide management services to two eye care practices.

  2007 Financial Highlights:

  •
  Consolidated net revenue increased by 23.4% to $128.6 million. Surgical facilities net revenue increased by 30.4% to $105.8 million (same-facility surgical net revenue increased by 7.4% to $73.0 million).

  •
  Operating income increased by 36.8% to $31.5 million.

  •
  We invested $32.6 million to acquire majority interests in two ASCs and $7.0 million to acquire a 100% interest in an optical products purchasing organization.

  •
  Operating cash flow of $18.3 million.

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

        We annually review our financial reporting and disclosure practices and accounting policies to ensure that our financial reporting and disclosures provide accurate and transparent information relative to the current economic and business environment. We believe that of our significant accounting policies (see Note 2 in the Notes to Consolidated Financial Statements), the following policies involve a higher degree of judgment and/or complexity.

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

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2007	2006	2005
Net revenue:
Surgical facilities	82.2%	77.8%	73.1%
Product sales and other	17.8	22.2	26.9

Total net revenue	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.0	32.8	32.0
Cost of sales and medical supplies	23.4	24.4	24.4
Selling, general and administrative	18.3	18.2	20.1
Depreciation and amortization	2.8	2.6	2.9

Total operating expenses	75.5	78.0	79.4

Operating income	24.5	22.0	20.6

Other (income) expense:
Interest expense	3.8	2.9	1.0
Interest income	(0.1)	(0.1)	(0.1)
Minority interests in earnings of consolidated entities	11.9	11.0	9.3
Gain on sale of minority interests	(0.1)	(0.1)	(0.1)
Non-consolidated impairment charge	0.8	—	—
Other	—	(0.3)	(0.6)

Total other (income) expense	16.3	13.4	9.5

Income before income taxes	8.2	8.6	11.1
Income tax provision	3.6	3.4	4.5

Income from continuing operations	4.6	5.2	6.6
Income (loss) from discontinued operations	(0.2)	0.2	0.3
Net gain (loss) on disposal of discontinued operations	(8.7)	—	0.1

Net income (loss)	(4.3)%	5.4%	7.0%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Revenue

        Consolidated.    Total net revenue increased by 23.4% from $104.3 million to $128.6 million. Net revenue by segment is discussed below.

        Surgical Facilities.    The table below summarizes surgical facilities net revenue and procedures performed for 2007 and 2006. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Surgical facilities net revenue increased by 30.4% from $81.1 million to $105.8 million. This increase was primarily the result of a $21.4 million increase from ASCs we acquired or developed after January 1, 2006 ("new ASCs") and a $5.0 million, or 7.4%, increase from

ASCs that we owned for the entire comparable reporting periods ("same-facility"). The increase in same-facility net revenue was primarily the result of a 9.3% increase in the number of same-facility procedures performed offset by a 1.7% decrease in the net revenue per procedure due to a change in procedure mix.

Dollars in thousands	2007	2006	Increase (Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$72,952	$67,905	$5,047
# of procedures	86,434	79,083	7,351
New ASCs:
Net revenue	$32,563	$11,157	$21,406
# of procedures	42,331	13,501	28,830
ASC Closure/Laser Terminations:
Net revenue	$237	$2,035	$(1,798)
# of procedures	622	3,577	(2,955)

        On August 2, 2007, the Centers for Medicare and Medicaid Services (CMS) issued a final rule establishing the policies for the revised payment system for services provided in ASCs. The 2008 ASC rates, which were published on November 1, 2007, will be approximately 65% of the hospital outpatient department payment rates, as compared to 62% in the proposed rule announced on August 8, 2006. In addition, the revised rates are scheduled to phase in evenly over four years beginning January 1, 2008 and in 2010 the rates will be adjusted annually based on changes in the consumer price index for urban consumers. We estimate that the impact of the final rule, based on our current procedure mix, payor mix and volume, will be neutral to earnings per share.

        On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005. This legislation required CMS to limit Medicare reimbursements for surgical procedures furnished in ASCs to the amount paid to a hospital for the same service effective for services furnished on and after January 1, 2007. The most significant impact to us from this legislation was the reduction in the Medicare facility fee for the after-cataract laser surgery procedure, which is also known as the YAG procedure. We estimate that the negative impact from the decreased Medicare facility fee paid for these procedures in 2007 was a reduction of approximately $1.2 million in net surgical facilities revenue. This equates to an estimated negative impact in earnings per share of approximately $0.02 in 2007.

        The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs.

        Product Sales and Other.    The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue decreased by 1.3% from $23.2 million to $22.9 million. Net revenue at our marketing products and services business decreased by $0.8 million. This decrease is due to the 2006 addition of marketing consulting services associated with increased services provided to medical device manufacturers to promote their new refractive intraocular lens technology. Net revenue at our optical laboratory business increased by $0.3 million due to an increase in existing customer orders and improved external marketing. Net revenue at our optical products purchasing organization increased by $0.4 million due to an increase in existing customer orders and new customers.

Net revenue from our ophthalmology practice decreased by $0.1 million primarily due to a decrease in the number of patient visits.

Dollars in thousands	2007	2006	Increase (Decrease)
Product Sales:
Optical laboratories	$6,245	$5,964	$281
Optical products purchasing organization	3,073	2,649	424
Marketing products and services	4,079	4,918	(839)
Optometric practice/retail store	1,936	1,877	59

	15,333	15,408	(75)

Other:
Ophthalmology practice	7,510	7,619	(109)
Other	26	132	(106)

	7,536	7,751	(215)

Total Net Product Sales and Other Revenue	$22,869	$23,159	$(290)

Salaries, Wages and Benefits

        Consolidated.    Salaries, wages and benefits expense increased by 16.5% from $34.2 million to $39.8 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 32.8% to 31.0% primarily due to minimal corporate infrastructure expenses added to service new ASCs. Salaries, wages and benefits expense by segment is discussed below.

        Surgical Facilities.    Salaries, wages and benefits expense in our surgical facilities segment increased by 30.0% from $17.4 million to $22.6 million. The increase was the result of staff costs at ASCs acquired during 2006 and 2007 and staffing required at same-facility ASCs due to increased procedure volume.

        Product Sales and Other.    Salaries, wages and benefits expense in our product sales and other segments decreased by 1.5% from $8.3 million to $8.2 million.

        Corporate.    Salaries, wages and benefits expense increased by 6.5% from $8.5 million to $9.1 million. The increase was primarily due to $0.7 million of additional stock-based compensation expense recorded in 2007 and annual salary increases. We also recorded $0.3 million and $0.4 million of severance expense during 2007 and 2006, respectively, relating to the resignation of a senior executive in each year.

Cost of Sales and Medical Supplies

        Consolidated.    Cost of sales and medical supplies expense increased by 18.8% from $25.4 million to $30.2 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.4% to 23.4%. Cost of sales and supplies expense by segment is discussed below.

        Surgical Facilities.    Cost of sales and medical supplies expense in our surgical facilities segment increased by 25.4% from $19.2 million to $24.1 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.7% to 22.8% primarily due to lower expense margins at some of our new ASCs. The expense increase was the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

        Product Sales and Other.    Cost of sales and medical supplies expense in our product sales and other segments decreased by 1.9% from $6.2 million to $6.1 million.

Selling, General and Administrative

        Consolidated.    Selling, general and administrative expense increased by 24.1% from $18.9 million to $23.5 million. As a percentage of net revenue, selling, general and administrative expense increased from 18.2% to 18.3%. Selling, general and administrative expense by segment is discussed below.

        Surgical Facilities.    Selling, general and administrative expense in our surgical facilities segment increased by 34.5% from $15.2 million to $20.5 million. The increase was due to costs associated with our new ASCs and an increase of $1.1 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

        Product Sales and Other.    Selling, general and administrative expense in our product sales and other segments decreased by 3.5% from $3.6 million to $3.5 million.

        Corporate.    Corporate selling, general and administrative expense decreased by $0.6 million from $0.16 million to a negative $0.5 million. This decrease consists of two components. Corporate selling, general and administrative expenses decreased by $1.1 million due to an increase of $1.1 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Corporate selling, general and administrative expenses increased by $0.6 million due to higher professional fees, information technology, and consulting expenses.

Depreciation and Amortization.    Depreciation and amortization expense increased 34.2% from $2.7 million to $3.6 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Minority Interests.    Minority interests in the earnings of our ASCs were $15.3 million in 2007 as compared to $11.4 million in 2006. Of this increase, 83.6% was attributable to new ASCs.

Interest (Income) Expense, net.    Interest (income) expense, net increased from $2.9 million to $4.8 million due to our increased borrowings to fund our ASC acquisitions.

Loss on Investment in Nonconsolidated Affiliate.    During the fourth quarter of 2007, we recorded a $1.0 million impairment charge relating to our 25% interest in an ASC located in Ft. Lauderdale, Florida.

Other (Income) Expense.    Other income was $0.1 million in 2007 as compared to $0.4 million in 2006. This decrease is primarily due to our share of increased operating losses from our nonconsolidated affiliate and the 2006 gain on sale of an ASC.

Provision for Income Taxes.    Our effective tax rate in 2007 was 43.8% compared to 39.0% in 2006. Of the increase, 3.9% was the result of recording a 100% valuation allowance against the tax benefit relating to the loss on investment in our non-consolidated affiliate and 0.9% related to an increase in our blended state partnership tax rate (see Note 10 to Consolidated Financial Statements for components of the effective tax rate). Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.    On December 12, 2007, our Board of Directors approved a plan to close or sell three majority owned ASCs located in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Prior to reporting these ASCs as discontinued operations, they represented approximately 2% of our consolidated net revenue and a net loss of approximately $0.01 per diluted share in 2007. The Board determined to close or sell the Columbus, Georgia and Laredo, Texas ASCs due to their continued unprofitability. The Thibodaux, Louisiana ASC only has one surgeon who is planning to retire shortly. The decision to close or sell this ASC was based on the ASC's competitive position in the market, limited growth potential, and the lack of a succession plan for the surgeon in this rural area.

        Subsequent to the decision to sell or close the ASCs above, we completed the sale of the Columbus, Georgia ASC. The Company received net sale proceeds of $0.1 million and recorded a net loss on disposal of the ASC of $1.6 million during the fourth quarter of 2007.

        During the fourth quarter of 2007, we recorded a net loss on the pending divestiture of the Laredo, Texas ASC of $8.1 million. The net loss primarily related to the write down of the carrying value of net assets to our estimate of fair market value less costs to sell the ASC.

        During the fourth quarter of 2007, we recorded a net loss on the pending divestiture of the Thibodaux, Louisiana ASC of $1.5 million. The net loss primarily related to the write down of the carrying value of net assets to our estimate of fair market value less costs to sell the ASC. On February 28, 2008, we completed the sale of this ASC.

        In addition to recording the net loss on disposal of the ASCs described above, we reported the results of operations of these ASCs within discontinued operations for all periods presented within the Consolidated Statement of Operations.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Revenue

        Consolidated.    Total net revenue increased by 33.0% from $78.4 million to $104.3 million. Net revenue by segment is discussed below.

        Surgical Facilities.    The table below summarizes surgical facilities net revenue and procedures performed for 2006 and 2005. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Surgical facilities net revenue increased by 41.4% from $57.3 million to $81.1 million. This increase was primarily the result of a $20.8 million increase from ASCs we acquired or developed after January 1, 2005 ("new ASCs") and a $4.1 million, or 8.3%, increase from ASCs that we owned for the entire comparable reporting periods ("same-facility"). The increase in same-facility net revenue was primarily the result of a 1.3% increase in the number of same-facility procedures performed and a 7.0% increase in the net revenue per procedure due to a change in procedure mix.

Dollars in thousands	2006	2005	Increase (Decrease)
Surgical Facilities:
Same-facility:
Net revenue	$54,129	$49,979	$4,150
# of procedures	61,095	60,336	759
New ASCs:
Net revenue	$25,616	$4,832	$20,784
# of procedures	33,021	5,986	27,035
ASC Closure/Laser Terminations:
Net revenue	$1,352	$2,534	$(1,182)
# of procedures	2,045	4,119	(2,074)

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

Dollars in thousands	2006	2005	Increase (Decrease)
Product Sales:
Optical laboratories	$5,964	$5,360	$604
Optical products purchasing organization	2,649	2,345	304
Marketing products and services	4,918	3,890	1,028
Optometric practice/retail store	1,877	1,883	(6)

	15,408	13,478	1,930

Other:
Ophthalmology practice	7,619	7,093	526
Other	132	486	(354)

	7,751	7,579	172

Total Net Product Sales and Other Revenue	$23,159	$21,057	$2,102

Salaries, Wages and Benefits

        Consolidated.    Salaries, wages and benefits expense increased by 36.1% from $25.1 million to $34.2 million. As a percentage of net revenue, salaries, wages and benefits expense increased from 32.0% to 32.8% primarily due to $1.9 million of stock-based compensation expense recorded in 2006 and increased corporate infrastructure expenses during 2006. Salaries, wages and benefits expense by segment is discussed below.

        Surgical Facilities.    Salaries, wages and benefits expense in our surgical facilities segment increased by 41.2% from $12.3 million to $17.4 million. The increase was the result of staff costs at ASCs acquired during 2005 and 2006 and staffing required at same-facility ASCs due to increased procedure volume.

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

Cost of Sales and Medical Supplies

        Consolidated.    Cost of sales and medical supplies expense increased by 32.9% from $19.1 million to $25.4 million. As a percentage of net revenue, cost of sales and medical supplies expense remained flat at 24.4%. Cost of sales and supplies expense by segment is discussed below.

        Surgical Facilities.    Cost of sales and medical supplies expense in our surgical facilities segment increased by 44.0% from $13.4 million to $19.2 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.3% to 23.7%. The expense increase was the result of costs associated with our new ASCs, increased procedure volumes at some of our same-facility ASCs and the higher cost of refractive intraocular lenses.

        Product Sales and Other.    Cost of sales and medical supplies expense in our product sales and other segments increased by 7.1% from $5.8 million to $6.2 million primarily due to costs associated with increased customer orders from both existing and new customers at our optical laboratory business.

Selling, General and Administrative

        Consolidated.    Selling, general and administrative expense increased by 20.3% from $15.7 million to $18.9 million. As a percentage of net revenue, selling, general and administrative expense decreased from 20.1% to 18.2%. Selling, general and administrative expense by segment is discussed below.

        Surgical Facilities.    Selling, general and administrative expense in our surgical facilities segment increased by 31.2% from $11.6 million to $15.2 million. The increase was due to costs associated with our new ASCs and an increase of $0.9 million in professional fees which include management and billing/collections fees charged to the ASCs for services rendered by corporate personnel.

        Product Sales and Other.    Selling, general and administrative expense in our product sales and other segments increased by 2.3% from $3.5 million to $3.6 million primarily due to the revenue increase within our marketing products and services business.

        Corporate.    Corporate selling, general and administrative expense decreased by 83.5% from $0.6 million to $0.1 million. This decrease was primarily due to an increase of $0.9 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. In addition, 2005 included presiding director expenses. Excluding the $0.9 million increase in management and billing/collection fees charged to the operating segments, corporate general and administrative expenses increased by $0.4 million primarily due to higher professional fees relating to costs to comply with section 404 of the Sarbanes-Oxley Act and information technology/consulting expenses. We expect to continue to incur costs associated with being a public company in future years.

Depreciation and Amortization.    Depreciation and amortization expense increased 20.7% from $2.2 million to $2.7 million due to increases in depreciation associated with our new ASCs and capital expenditures in our surgical facilities segment.

Other (Income) Expense.    Minority interests in the earnings of our ASCs were $11.4 million in 2006 as compared to $7.3 million in 2005. Of this increase, 83.0% was attributable to new ASCs. Minority interests are expected to continue to be higher in 2007 due to ASCs acquired in 2006.

Provision for Income Taxes.    Our effective tax rate in 2006 was 39.0%. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Liquidity and Capital Resources

        Operating activities for 2007 generated $18.3 million in cash flow compared to $14.7 million in 2006. Before considering changes in operating assets and liabilities, operating cash flow increased by $1.5 million. During 2007 and 2006, working capital generated $0.8 million and consumed $0.4 million in cash, respectively. The cash consumption during 2006 was primarily due to a delay in receiving new insurance provider numbers which delayed the billing and collection process for certain ASCs acquired in 2006. There were no such delays experienced during 2007.

        Cash flows used in investing activities was $41.8 million in 2007 compared to $57.8 million in 2006. Investing activities in 2007 included the acquisition of two ASCs for $32.6 million, the acquisition of an optical products purchasing organization for $7.0 million and the purchase of property and equipment for $2.5 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs for $0.3 million and proceeds from the sale of our majority interest in one of our ASCs for $0.1 million. Investing activities in 2006 included the acquisition of ten ASCs for $55.1 million and the purchase of property and equipment for $3.5 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs for $0.7 million and proceeds from the sale of property and equipment for $0.4 million.

        Cash flows provided by financing activities in 2007 included proceeds of $1.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by $33.7 million of net payments under our credit facility and $2.7 million of capital lease and other debt obligation payments. On June 27, 2007, we received $62.4 million of net proceeds in connection with the issuance of convertible subordinated notes (as described below and in Note 11) and immediately used these proceeds to pay down debt under our revolving credit facility. Cash flows provided by financing activities in 2006 included $40.7 million of net borrowings under our credit facility, $4.0 million of borrowings related to our New Albany, Indiana ASC and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by payments of capital leases and other debt of $1.2 million.

        On June 27, 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the "Convertible Notes"). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The aggregate underwriting discount incurred with respect to the issuance of the Convertible Notes was $2.6 million, which has been recorded as debt discount on our consolidated balance sheet and is being amortized using the effective interest rate method over the term of the Convertible Notes.

        The Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes' principal amount and settle any excess of the Convertible Notes' conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $6.371. During a public meeting held July 25, 2007, the Financial Accounting Standards Board ("FASB") indicated that it would change the accounting for net-share settled convertible debt. The proposed change would result in us recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB is expected to issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP).

        Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the "purchased call options") with Deutsche Bank AG London (the "counterparty), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes. We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For a further discussion of the Convertible Notes and the related call options and warrants see Note 11 to the consolidated financial statements.

        At December 31, 2007, we had $24.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our covenants. Effective February 7, 2007, we amended our credit facility, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. On May 31, 2007, we amended our credit facility pursuant to which our lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24.6 million. Under the terms of our credit facility, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary, to continue to maintain its existing bank debt of approximately $1.6 million outside of the credit facility. Effective June 20, 2007, we amended our credit facility to obtain lenders' consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. The amendment also modified certain loan pricing, financial covenants and various definitions. On December 13, 2007, we amended our credit facility to modify various definitions and financial covenants to allow one of our subsidiaries, NovaMed Surgery Center of Altamonte Springs, LLC, to procure up to $4.0 million of indebtedness outside the credit facility to fund the construction of a new site for this ASC. The weighted average interest rate on credit line borrowings at December 31, 2007 was 7.80%.

        During 2006, we entered into two interest rate swap agreements. The interest rate swaps protect us against certain interest rate fluctuations of the LIBOR rate on $24 million of our variable rate debt under our credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes our LIBOR rate on $12 million of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes our LIBOR rate on $12 million of variable rate debt at a rate of 5.75%. Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC ("New Albany ASC"), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender's one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

        As of December 31, 2007 and 2006, we had cash and cash equivalents of $6.4 million and $2.7 million, respectively, of which $3.0 million and $2.7 million, respectively, was restricted pursuant to agreements with six of our ASCs. As of December 31, 2007 and 2006, working capital was $18.4 million and $10.2 million, respectively.

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

        On December 12, 2007, our Board of Directors approved a plan to close or sell three majority owned ASCs located in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Prior to reporting these ASCs as discontinued operations, they represented approximately 2% of our consolidated net revenue and a net loss of approximately $0.01 per diluted share in 2007. The Board determined to close or sell the Columbus, Georgia and Laredo, Texas ASCs due to their continued unprofitability. The Thibodaux, Louisiana ASC only has one surgeon who is planning to retire shortly. The decision to close or sell this ASC was based on the ASC's competitive position in the market, limited growth potential, and the lack of a succession plan for the surgeon in this rural area. For a further discussion of discontinued operations see Note 9 to the consolidated financial statements.

        We had an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. Because we did not exercise this option by July 2007, we have exercised our option to sell our minority interest to our physician-partner for the original price paid. The sale of this interest has not yet occurred.

        Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest.

Off-Balance Sheet Arrangements

        Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

        We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2007 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$669	$242	$318	$109	$—
Operating leases	29,202	5,583	9,377	6,393	7,849
Long-term debt(1)	24,000	—	24,000	—	—
Interest payments on long-term debt(1)	3,898	1,871	2,027	—	—
Convertible notes(2)	75,000	—	—	75,000	—
Interest payments on convertible notes(2)	3,406	750	1,500	1,156	—
Notes payable	6,008	1,176	2,352	2,010	470
Purchase commitments	607	260	347	—	—

Total	$142,790	$9,882	$39,921	$84,668	$8,319

	Expiration by period (dollars in thousands)
Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letter of Credit	$378	$378	$—	$—	$—

Total	$378	$378	$—	$—	$—

(1)
Balance is amount outstanding under our revolving credit facility that expires February 5, 2010. Interest payments are based on the amount and weighted average interest rate of debt outstanding at December 31, 2007.

(2)
Balance is principal amount of convertible notes issued during 2007 that are due June 15, 2012. Interest payments are based on the coupon interest rate of 1% annually. For a further discussion on the convertible notes see Note 11 to the consolidated financial statements.

Recent Accounting Pronouncements

        We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on January 1, 2007 ("FIN 48"). As a result of the implementation of FIN 48, we recognized a liability for unrecognized tax benefits of approximately $0.4 million during 2007. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions since we have either a tax loss or have utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements and note disclosures.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our consolidated financial statements and note disclosures.

        In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial statements and note disclosures.

        In December 2007, the FASB issued SFAS No. 141(revised 2007) ("SFAS 141R"), a revision of SFAS 141, "Business Combinations." SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing and cash management activities. We have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings. We do not use derivative instruments for speculative purposes. Our borrowings are primarily indexed to the prime rate or LIBOR and have a mix of maturities. We entered into two swap agreements in 2006 as follows: $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.34% from April 19, 2006 to April 19, 2009 and $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.75% from September 30, 2006 to September 30, 2008. In addition, NovaMed Eye Surgery Center of New Albany, LLC, of which we own a 67.5% equity interest, entered into a swap agreement in 2006 as follows: $3.3 million in principal amount outstanding as of December 31, 2007 under a note with National City Bank with a fixed rate of 5.51% from August 4, 2006 to August 1, 2011.

        On December 31, 2007, we had $24.0 million outstanding under our credit facility, all of which was subject to the two swap agreements noted above. Accordingly, a hypothetical 100 basis point increase in market interest rates would not result in any additional annual interest expense. Borrowings under our credit facility bear interest at an annual rate equal to our lender's published base rate plus an applicable borrowing margin ranging from 0% to 0.50% or LIBOR plus a range from 1.25% to 2.50%, varying upon our ability to meet financial covenants.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        We have carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer (its principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We acquired two ASCs and a group purchasing organization during 2007. Management's evaluation of internal control over financial reporting excluded these businesses acquired during 2007, with total assets of $44.1 million and net revenue of $8.6 million included in our consolidated financial statements as of and for the year ended December 31, 2007.

        Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2007. BDO Seidman, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included with our financial statements in Item 15(a)(1) and incorporated by reference.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in response to this item is incorporated by reference from the "Proposal No. 1—Election of Directors," "Other Directors" and "Executive Officers" sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement").

Item 11.    Executive Compensation

        The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" sections of the 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions, and Director Independence" section of the 2008 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information in response to this item is incorporated by reference from the "Disclosure of Auditor Fees" section of the 2008 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

1.
The following consolidated financial statements of the Company, with the reports of independent registered public accounting firms, are filed as part of this Form 10-K:

•
Reports of Independent Registered Public Accounting Firms

•
Consolidated Balance Sheets

•
Consolidated Statements of Operations

•
Consolidated Statements of Stockholders' Equity

•
Consolidated Statements of Cash Flows

•
Notes to Consolidated Financial Statements

2.
The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

Schedule II—Rule 12-09 Valuation Reserves

(b)
The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit Number	Exhibit
2.1(A)	Purchase Agreement dated as of June 1, 2007 with members of Surgery Center of Kalamazoo, LLC
3.1(B)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(C)	Amended and Restated Bylaws of the Registrant
3.3(D)	Certificate of Ownership and Merger
4.1(B)	Specimen stock certificate representing Common Stock
4.2(B)	Registrant's Rights Agreement
4.3(E)	Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee
4.4(E)	First Supplemental Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee
4.5(E)	Form of Note issued pursuant to the Indenture and First Supplemental Indenture
4.6(E)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding warrants sold by Registrant to Deutsche Bank AG London
10.1(B)	Registrant's Amended and Restated 1999 Stock Purchase Plan
10.2(B)	Indemnification Agreement
10.3(B)	Registration Rights Agreement
10.4(B)	Subordinated Registration Rights Agreement
10.5(F)	Employment Agreement dated October 16, 2001 with Scott T. Macomber
10.6(G)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan
10.7(G)	First Amendment to Employment Agreement dated July 15, 2005 with Scott T. Macomber
10.8(H)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for Outpatient Surgery
10.9(I)	Employment Agreement dated as of October 27, 2005 with Thomas S. Hall
10.10(I)	Restricted Stock Award Agreement dated as of October 27, 2005 with Thomas S. Hall
10.11(J)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza Surgery Center, LLP

10.12(K)	Asset Contribution and Exchange Agreement dated as of July 19, 2006 with Clearview Surgical Institute, Ltd.
10.13(L)	Asset Contribution and Exchange Agreement dated as of October 3, 2006 with Surgery Center of Cleveland, LLC
10.14(M)	Sixth Amended and Restated Credit Agreement dated as of February 7, 2007
10.15(N)	Registrant's Second Amended and Restated Stock Incentive Plan
10.16(N)	Registrant's Amended and Restated 2000 Employee Stock Incentive Plan
10.17(N)	Registrant's Amended and Restated 2001 Employee Stock Incentive Plan
10.18(N)	Registrant's Amended and Restated 2005 Restricted Stock Plan
10.19(N)	Registrant's Amended and Restated 2005 Stock Incentive Plan
10.20(A)	First Amendment to Credit Agreement and Consent to Acquisition dated as of May 31, 2007
10.21(O)	Second Amendment to Credit Agreement dated as of June 20, 2007
10.22(P)	Third Amendment and Consent to Credit Agreement dated as of December 13, 2007
10.23(E)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding a convertible note hedge transaction
10.24(Q)	Separation Agreement and General Release dated January 7, 2008 with Jack M. Clark, Jr.
21	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 6, 2007.

(B)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-79271).

(C)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

(D)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(E)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

(F)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

(G)
Incorporated by reference to the Registrant's Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

(H)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

(I)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on November 2, 2005.

(J)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

(K)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 25, 2006.

(L)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

(M)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 13, 2007.

(N)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(O)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

(P)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(Q)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 10, 2008.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited Schedule II—Valuation Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NovaMed, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 14, 2008

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

        We have audited NovaMed, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        As indicated in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two of its ambulatory surgery centers and a group purchasing organization, which the Company acquired on various dates during 2007, and whose financial statements reflect total assets and net sales constituting $44.1 million and $8.6 million, respectively, of the related consolidated amounts as of and for the year ended December 31, 2007. Our audit of the Company's internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of these three acquired entities.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Standards Board (United States), the consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 14, 2008

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents, including $2,961 and $2,745 of restricted cash, respectively	$6,382	$2,743
Accounts receivable, net of allowances of $27,698 and $24,169, respectively	19,298	16,403
Notes and amounts due from related parties	471	505
Inventory	2,366	2,079
Prepaid expenses and deposits	1,410	1,304
Current tax assets	1,840	569
Current assets of discontinued operations	163	1,040

Total current assets	31,930	24,643
Property and equipment, net	13,566	13,007
Intangible assets, net	147,558	119,828
Noncurrent deferred tax assets, net	1,718	—
Other assets, net	889	1,010
Noncurrent assets of discontinued operations	43	2,059

Total assets	$195,704	$160,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,848	$6,361
Accrued expenses	4,479	6,256
Current maturities of long-term debt	1,035	1,231
Current liabilities of discontinued operations	130	555

Total current liabilities	13,492	14,403
Long-term debt, net of current maturities	28,500	61,112
Convertible subordinated debt, net of debt issuance costs	72,676	—
Long-term liabilities of discontinued operations	—	115
Other long-term liabilities	839	269
Deferred income tax liabilities	—	2,236
Minority interests	15,024	14,296
Commitments and contingencies
Stockholders' equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,406,779 and 28,533,676 shares issued at December 31, 2007 and 2006, respectively	293	285
Additional paid-in-capital	93,271	89,653
Accumulated deficit	(17,250)	(11,656)
Accumulated other comprehensive loss	(450)	(254)
Treasury stock, at cost, 4,842,839 and 4,713,417 shares at December 31, 2007 and 2006, respectively	(10,691)	(9,912)

Total stockholders' equity	65,173	68,116

Total liabilities and stockholders' equity	$195,704	$160,547

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Net revenue:
Surgical facilities	$105,752	$81,097	$57,345
Product sales and other	22,869	23,159	21,057

Total net revenue	128,621	104,256	78,402

Operating expenses:
Salaries, wages and benefits	39,817	34,188	25,124
Cost of sales and medical supplies	30,154	25,390	19,100
Selling, general and administrative	23,505	18,939	15,742
Depreciation and amortization	3,635	2,708	2,243

Total operating expenses	97,111	81,225	62,209

Operating income	31,510	23,031	16,193

Other (income) expense:
Interest expense	4,948	3,017	755
Interest income	(195)	(87)	(42)
Minority interests in earnings of consolidated entities	15,255	11,439	7,306
Gain on sale of minority interests	(79)	(101)	(110)
Loss on investment in non-consolidated affiliate	1,041	—	—
(Earnings) loss of non-consolidated affiliate	67	(13)	(106)
Other	(85)	(299)	(363)

Total other (income) expense	20,952	13,956	7,440

Income before income taxes	10,558	9,075	8,753
Income tax provision	4,626	3,539	3,501

Income from continuing operations	5,932	5,536	5,252
Income (loss) from discontinued operations	(306)	201	266
Gain (loss) on disposal of discontinued operations	(11,220)	—	71

Net income (loss)	$(5,594)	$5,737	$5,589

Earnings per common share from continuing operations:
Basic	$0.25	$0.24	$0.24

Diluted	$0.24	$0.22	$0.22

Net earnings (loss) per common share:
Basic	$(0.23)	$0.25	$0.25

Diluted	$(0.22)	$0.23	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

	Common Stock			Deferred Compensation Restricted Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated) (Deficit)	Treasury Stock
			Additional Paid-In Capital						Total Stockholders' Equity
	Shares	Par Value					Shares	At Cost
Balance, December 31, 2004	25,650	$256	$79,710	$—	$—	$(22,982)	(4,209)	$(6,163)	$50,821
Shares received as consideration in divestiture transactions	—	—	—	—	—	—	(49)	(301)	(301)
Stock options exercised	864	9	3,423	—	—	—	(129)	(994)	2,438
Shares issued—employee stock purchase plan	19	—	77	—	—	—	—	—	77
Restricted stock grant	250	3	1,620	(1,623)	—	—	—	—	—
Stock-based compensation expense	—	—	—	51	—	—	—	—	51
Net income	—	—	—	—	—	5,589	—	—	5,589

Balance, December 31, 2005	26,783	268	84,830	(1,572)	—	(17,393)	(4,387)	(7,458)	58,675
Reclassification of deferred compensation	—	—	(1,572)	1,572	—	—	—	—	—
Stock options exercised	1,673	17	4,367	—	—	—	(305)	(2,296)	2,088
Shares issued—employee stock purchase plan	23	—	136	—	—	—	—	—	136
Restricted stock grant	55	—	—	—	—	—	(21)	(158)	(158)
Stock-based compensation expense	—	—	1,892	—	—	—	—	—	1,892
Unrealized loss on interest rate swaps	—	—	—	—	(254)	—	—	—	(254)
Net income	—	—	—	—	—	5,737	—	—	5,737

Balance, December 31, 2006	28,534	285	89,653	—	(254)	(11,656)	(4,713)	(9,912)	68,116
Stock options exercised	761	8	2,693	—	—	—	(82)	(626)	2,075
Shares issued—employee stock purchase plan	37	—	163	—	—	—	—	—	163
Restricted stock grant	75	—	—	—	—	—	(48)	(153)	(153)
Stock-based compensation expense	—	—	2,602	—	—	—	—	—	2,602
Sale of warrants	—	—	14,000	—	—	—	—	—	14,000
Convertible note call options, net of $8,160 tax benefit	—	—	(15,840)	—	—	—	—	—	(15,840)
Unrealized loss on interest rate swaps	—	—	—	—	(196)	—	—	—	(196)
Net loss	—	—	—	—	—	(5,594)	—	—	(5,594)

Balance, December 31, 2007	29,407	$293	$93,271	$—	$(450)	$(17,250)	(4,843)	$(10,691)	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(5,594)	$5,737	$5,589
Adjustments to reconcile net income (loss) to net cash provided by operations, net of effects of purchase transactions:
Depreciation and amortization	4,013	3,090	2,479
Gain on sale of minority interests/divestitures	(79)	(102)	(228)
(Earnings) loss of non-consolidated affiliate	67	(13)	(106)
Loss on investment in non-consolidated affiliate	1,041	—	—
Stock-based compensation expense	2,602	1,892	51
Loss on sale of ASC	1,648	—	—
Deferred income taxes	4,285	3,351	3,491
Minority interests	15,020	11,540	7,407
Distributions to minority partners	(15,032)	(9,448)	(7,302)
Goodwill and asset impairment charge	9,572	—	—
Changes in operating assets and liabilities—
Accounts receivable	1,510	(3,300)	(627)
Inventory	(111)	(56)	(390)
Other current assets	29	24	(45)
Accounts payable, accrued expenses and income taxes payable	(1,567)	1,943	1,539
Other noncurrent assets	938	18	(25)

Net cash provided by operating activities	18,342	14,676	11,833

Cash flows from investing activities:
Payments for acquisitions, net	(39,788)	(55,266)	(22,172)
Purchases of property and equipment	(2,461)	(3,522)	(2,610)
Proceeds from sale of minority interests	273	653	941
Proceeds from sale of property and equipment	—	364	93
Proceeds from sale of ASC	141	—	340
Other	—	—	117

Net cash used in investing activities	(41,835)	(57,771)	(23,291)

Cash flows from financing activities:
Borrowings under revolving credit agreement	54,500	85,500	45,800
Payments under revolving credit agreement	(88,200)	(44,800)	(33,800)
Other long term borrowings	37	4,000	—
Proceeds from the issuance of convertible subordinated debt, net	62,375	—	—
Proceeds from the issuance of stock, net of issuance costs	1,148	690	1,055
Payments of other debt, debt issuance fees and capital lease obligations	(2,728)	(1,242)	(407)

Net cash provided by financing activities	27,132	44,148	12,648

Net increase in cash and cash equivalents	3,639	1,053	1,190
Cash and cash equivalents, beginning of year	2,743	1,690	500

Cash and cash equivalents, end of year	$6,382	$2,743	$1,690

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. GENERAL INFORMATION

Description of the Business

        NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company's primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2007, the Company owned and operated 34 ASCs where surgeons perform various surgical procedures. The Company owned a majority interest in 32 of its ASCs with physicians owning the remaining equity interests in these ASCs. The Company owns all of the equity interests in its other two ASCs. In the future the Company may elect to sell to physicians a minority interest in these two facilities. The Company also owned three ASCs that it plans to divest in 2008. The Company also has laser services agreements pursuant to which it provides excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

        The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. The Company uses the equity method of accounting for the ASC in which it owns a minority interest. The Company consolidates two physician practice management (PPM) entities under the guidance of EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to six of its limited liability company agreements, the cash held by each entity is restricted to that entity's use. The cash balance subject to such restrictions was $2,961 and $2,745, at December 31, 2007 and 2006, respectively. Pursuant to one of its limited liability company agreements, reserves established to fund the operating and other liabilities of that entity are to be held in that entity's bank account. The cash balance subject to such restriction was $0 at December 31, 2007 and 2006.

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

As of December 31,	2007	2006
Surgical supplies	$1,530	$1,028
Optical products	745	912
Other	91	139

Total inventory	$2,366	$2,079

Property and Equipment

        Property and equipment are stated at lower of cost or fair value at the date of acquisition. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years for equipment, computer software, furniture and fixtures, and up to the lease term for leasehold improvements. Routine maintenance and repairs are charged to expense as incurred.

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

Fair Value of Financial Instruments

        The carrying value of financial instruments such as accounts receivable, notes and amounts due from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of its notes receivable from related parties, line of credit, convertible notes and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates. The Company enters into interest rate swap agreements to protect it against interest rate fluctuations of the LIBOR rate on certain of its debt. The fair value of the swaps is determined based on market interest rates for similar maturity periods.

        The Company has historically granted certain physicians physically settled written call options on the equity of certain ASCs. The Company's policy is to estimate and record the fair market value of these call options on the grant date and record subsequent increases and decreases in the fair market value as expense or income, respectively, in the Company's Consolidated Statement of Operations. If the related option is subsequently exercised, the Company's policy is to reverse the cumulative effect of the previously recorded expense or income associated with changes in the fair market value of the written call options.

Revenue Recognition

  Surgical Facilities

        Revenue in the Company's ASCs is based on fees charged to patients, third-party payors or others for use of the facilities and relates primarily to surgical procedures performed in the ASCs. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor's facility. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts and is recognized at the time the surgical procedure is performed. The contractual allowance is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. The Company bases its estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, contracted rates with other third party payors or historical experience when there is not a specific contracted rate. The estimate for doubtful accounts is based on the aging category and historical collection experience.

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

        The Company's optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for discounts. The Company's marketing products and services company recognizes revenue when the product is shipped or service rendered.

        The Company owns the net operating assets and has long-term service agreements (SAs) with an ophthalmology practice and an optometric practice with a retail optical store. The Company provides services, facilities and equipment under these SAs. The SAs have 25 to 40-year terms and require the Company to provide all of the business, administrative and financial services necessary to operate the practices and the retail optical store. The Company recognizes the revenue of the SAs based on services performed and retail sales adjusted for contractual arrangements. These practices are consolidated in the Company's financial statements and all intercompany transactions are eliminated.

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

Stock Based Compensation

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS 123(R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with FAS 123(R). All such estimates were made using the Black-Scholes option-pricing model.

        Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB 25, and related interpretations. No stock option

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or above the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R).

2005
Net income—as reported	$5,589
Deduct: Total stock-based employee compensation expense, net of related tax effects	(640)

Pro forma net income	4,949

Earnings per share:
Basic—as reported	$0.25

Basic—pro forma	$0.23

Diluted—as reported	$0.23

Diluted—pro forma	$0.21

        The fair value of these options was estimated using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected option life in years	4
Risk-free interest rate	3.93%
Dividend yield	—
Expected volatility	.660

Concentration of Credit Risk

        For the years ended December 31, 2007, 2006 and 2005, approximately 35%, 38% and 39%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $0.4 million during 2007. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions since the Company has either a tax loss or have utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements and note disclosures.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company is currently evaluating the impact of the adoption of SFAS 159 on its consolidated financial statements and note disclosures.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company is currently evaluating the impact of the adoption of SFAS 160 on its consolidated financial statements and note disclosures.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007) (SFAS 141R), a revision of SFAS 141, "Business Combinations." SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

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

        Earnings per common share is calculated as follows:

	Year Ended December 31,
	2007	2006	2005
Income from continuing operations	$5,932	$5,536	$5,252
(Loss) income from discontinued operations	(11,526)	201	337

Net (loss) income	$(5,594)	$5,737	$5,589

Basic weighted average number of common shares outstanding	24,117	23,252	21,742
Effect of dilutive securities—stock options and restricted stock	1,034	1,605	2,100

Diluted weighted average number of shares outstanding	25,151	24,857	23,842

Basic earnings (loss) per common share:
Continuing operations	$0.25	$0.24	$0.24
Discontinued operations	(0.48)	0.01	0.01

Basic earnings (loss) per share	$(0.23)	$0.25	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$0.24	$0.22	$0.22
Discontinued operations	(0.46)	0.01	0.01

Diluted earnings (loss) per share	$(0.22)	$0.23	$0.23

4. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

	Years ended December 31,
	2007	2006	2005
Supplemental cash flow information:
Interest paid	$4,904	$2,393	$615
Income taxes paid	633	319	430
Income tax refunds received	—	38	45

Non-cash investing and financing activities:

        During the first quarter of 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock. Per the terms of the stock option agreements and the Company's stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company's common stock to fund the $626 aggregate exercise price. The Company added these tendered shares into treasury resulting

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

4. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION (Continued)

in an increase in treasury stock of $626. These shares are available for future issuance under the Company's stock incentive plans.

        During 2007 and 2006, the Company received 47,416 and 21,522 shares of its common stock from certain executives to fund $153 and $158 of tax withholding, respectively, due on restricted stock granted to them, which vested during the year. These were recorded as treasury shares and certain of these shares are available for future issuance under the Company's stock incentive plans.

        During the first quarter of 2006, the Company received 305,254 shares of its common stock from the estate of Stephen J. Winjum to fund the $2,296 aggregate option exercise price of the estate's remaining 1,330,730 options. During the third quarter of 2005, the Company received 129,180 shares of its common stock from the estate to fund the $994 aggregate option exercise price of 240,000 options due to expire on August 21, 2005. These were recorded as treasury shares and are available for future issuance under the Company's stock incentive plans.

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

        In 2007, 2006 and 2005, the Company obtained medical equipment by entering into capital leases for $294, $279 and $368, respectively.

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS

        The Company accounts for acquisitions of majority equity interests in ASCs using the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

        The Company acquired a majority interest in two ASCs in 2007, one of which was significant enough to require pro forma disclosure. The Company also acquired a 100% interest in an optical products purchasing organization in 2007. The Company acquired a majority interest in nine and four ASCs during 2006 and 2005, respectively. Total cash acquisition cost in 2007 for these ASCs and optical products purchasing organization was $39,600 of which the Company allocated $36,701 to goodwill and $1,750 to amortizable intangible assets. Total cash acquisition cost in 2006 for these ASCs was $51,110 of which the Company allocated $47,473 to goodwill. Total cash acquisition cost in 2005 for these ASCs was $18,464 of which the Company allocated $17,322 to goodwill. The goodwill is not amortized in accordance with SFAS 142 and is expected to be fully deductible for tax purposes.

        On June 1, 2007, the Company acquired a 62.5% interest in the Surgery Center of Kalamazoo ("Kalamazoo"), a multi-specialty ASC located in Portage, Michigan, for $24,600, of which the Company allocated $24,662 to goodwill. In addition to the purchase price, the Company paid $86 of direct acquisition costs. The acquisition was funded from the Company's credit facility. The purchase price for the 62.5% ownership interest in Kalamazoo was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess of the

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS (Continued)

purchase price over the estimated fair value of the identifiable net assets acquired was recorded as goodwill. The following table summarizes the purchase price allocation:

Fair value of current assets	$1,084
Fair value of long-term assets	1,067
Fair value of current liabilities	(614)
Fair value of long-term liabilities	(1,489)
Minority partner share of net assets	(24)
Goodwill	24,662

Total purchase price	$24,686

        In addition, on August 2, 2006, NovaMed Eye Surgery Center of New Albany, LLC ("New Albany ASC"), of which the Company owns a 67.5% interest, acquired substantially all of the assets of the John Kenyon Center for Eye Surgery, an ophthalmic ASC located in Jeffersonville, Indiana. The New Albany ASC entered into a $4,000 installment note to fund this acquisition. The term of the loan is seven years. $3,957 of the purchase price was allocated to goodwill. In September, the Jeffersonville ASC was consolidated with the New Albany ASC, located in New Albany, Indiana.

        The following unaudited pro forma results of operations assume that the business acquisitions in 2007 and 2006 occurred as of January 1, 2006 and that the business acquisitions in 2006 and 2005 occurred as of January 1, 2005. The unaudited pro forma results below are based on historical results of operations and do not necessarily reflect actual results that would have occurred:

	Year ended December 31,
Pro forma results	2007	2006	2005
Net revenue	$132,453	$129,241	$109,221
Operating income	33,157	33,497	28,170
Income from continuing operations	6,511	6,761	7,710
Net income (loss)	(5,015)	6,962	7,994
Earnings per common share from continuing operations:
Basic	0.27	0.29	0.35
Diluted	0.26	0.27	0.32
Earnings (loss) per common share:
Basic	(0.21)	0.30	0.37
Diluted	(0.20)	0.28	0.34

        Effective January 31, 2006, the Company acquired an additional 15% interest in its pain management ASC located in New Albany, Indiana for $150. The Company purchased 7.5% from each of its existing partners, increasing the Company's ownership in this ASC to 51%. Prior to this additional purchase, the Company consolidated this ASC because it maintained effective control over the ASC's assets and operations. The Company continues to consolidate this ASC.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS (Continued)

        Effective January 31, 2006, the Company's ASC located in Berkley, Michigan redeemed its retiring partner's entire interest in this ASC, issuing a promissory note payable in eight quarterly installments through November 1, 2007. This physician's 24% interest was allocated proportionately among the remaining partners. As a result of this redemption, the Company's ownership interest in this ASC increased by 16% from its previous 51% to 67%. Effective September 1, 2006, the Company sold this 16% interest to its two existing partners and a new physician partner for $443, reducing the Company's interest in this ASC to 51%.

        Effective March 25, 2005, the Company entered into an Option Purchase Agreement with its two physician-partners in its Overland Park, KS ASC. These physician-partners had previously given notice of their intent to exercise an option to purchase all of the Company's interest in this ASC effective as of April 15, 2005. Under the terms of the Option Purchase Agreement, the Company purchased this option from these physician-partners for an aggregate sum of $3,600, with $1,800 paid to each physician-partner. As a result of this transaction, the option was terminated and the Company has retained its 51% interest in this ASC.

        The Company also sold minority equity interests in seven of its existing ASCs during 2007, 2006 and 2005 to various physicians. From the sale of minority interests, the Company received in the aggregate approximately $273, $210 and $941 in cash proceeds in 2007, 2006 and 2005, respectively.

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following as of December 31, 2007 and 2006:

	2007	2006
Equipment	$19,085	$15,337
Information technology	2,959	2,398
Furniture and fixtures	1,187	1,038
Land and buildings	286	286
Leasehold improvements	8,899	8,251

	32,416	27,310
Less—Accumulated depreciation and amortization	(18,850)	(14,303)

	$13,566	$13,007

        Depreciation and amortization expense in 2007, 2006 and 2005 was $3,635, $2,708 and $2,243, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company accounts for intangible assets in accordance with SFAS 142. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance January 1, 2005	$44,624	$5,475	$941	$51,040	$—
Acquisitions	17,287	—	—	17,287	108
Purchase price adjustments	(106)	—	—	(106)	—
Amortization	—	—	—	—	(30)

Balance December 31, 2005	61,805	5,475	941	68,221	78
Acquisitions	51,559	—	—	51,559	—
Amortization	—	—	—	—	(30)

Balance December 31, 2006	113,364	5,475	941	119,780	48
Acquisitions	32,019	4,682	—	36,701	1,750
Purchase price adjustments	(154)	—	—	(154)	—
Amortization	—	—	—	—	(30)
Impairments	(10,537)	—	—	(10,537)	—

Balance December 31, 2007	$134,692	$10,157	$941	$145,790	$1,768

8. ACCRUED EXPENSES

        Accrued expenses consist of the following as of December 31, 2007 and 2006:

	2007	2006
Accrued payroll and related benefits	$2,046	$1,959
Accrued incentive compensation	655	1,571
Accrued interest	197	656
Deferred revenue	612	646
Accrued professional fees	501	585
Accrued business taxes	307	278
Alcon reserve minimum	—	165
Other	161	396

	$4,479	$6,256

9. DISCONTINUED OPERATIONS

        As of January 1, 2002, the Company adopted SFAS 144 under which it reports as discontinued operations certain entities that have been disposed of or are classified as held for sale. Under SFAS 144, an entity held for sale that qualifies as a discontinued operation is measured at the lower of its carrying amount or fair value less cost to sell. A loss is recognized for any initial or subsequent write-down to fair value less cost to sell and is reported within discontinued operations. The results of operations of current

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

9. DISCONTINUED OPERATIONS (Continued)

and prior periods of an entity disposed of or classified as held for sale is reported in discontinued operations.

        On December 12, 2007, the Board of Directors of the Company approved a plan to close or sell three majority owned ASCs located in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Prior to reporting these ASCs as discontinued operations, they represented approximately 2% of the Company's consolidated net revenue and a net loss of approximately $0.01 per diluted share in 2007. The Board determined to close or sell the Columbus, Georgia and Laredo, Texas ASCs due to their continued unprofitability. The Thibodaux, Louisiana ASC only has one surgeon who is planning to retire shortly. The decision to close or sell this ASC was based on the ASC's competitive position in the market, limited growth potential, and the lack of a succession plan for the surgeon in this rural area.

        Subsequent to the decision to sell or close the ASCs above, the Company completed the sale of the Columbus, Georgia ASC. The Company received net sale proceeds of $141 and recorded a net loss on sale of the ASC of $1,648 during the fourth quarter of 2007.

        During the fourth quarter of 2007, the Company recorded a net loss on the pending divestiture of the Laredo, Texas ASC of $8,092. The net loss primarily related to the write down of the carrying value of net assets to the Company's estimate of fair market value less costs to sell the ASC.

        During the fourth quarter of 2007, the Company recorded a net loss on the pending divestiture of the Thibodaux, Louisiana ASC of $1,480. The net loss primarily related to the write down of the carrying value of net assets to the Company's estimate of fair market value less costs to sell the ASC. On February 28, 2008, the Company completed the sale of this ASC.

        In addition to recording the net loss on disposal of the ASCs described above, the Company reported the results of operations of these ASCs within discontinued operations for all periods presented within the Consolidated Statement of Operations and has excluded amounts related to these ASCs from amounts reflected in footnotes that disclose information about continuing operations.

        During the third quarter of 2006 the Company reversed the remaining reserve balance related to its 2001 Plan of Discontinued Operations and Restructuring, as all identified liabilities had been settled.

        Effective November 1, 2005, the Company sold its 80% interest in an ASC located in St. Joseph, Missouri to its physician-partners resulting in net gain on sale of $71. The Company sold its interest due to state licensure issues unique to this ASC as well as its limited growth potential. The operating results of this ASC have been reported as discontinued operations in 2005.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

9. DISCONTINUED OPERATIONS (Continued)

        The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2007	2006	2005
Net revenue	$2,456	$4,178	$3,550
Operating expense	3,289	3,794	3,202
Interest and other (income) expense, net	(331)	54	(89)

(Loss) income from operations before income taxes	(502)	330	437
Income tax (benefit) expense	(196)	129	171

Net (loss) income	$(306)	$201	$266

(Loss) gain on disposal of discontinued operations	$(11,042)	$—	$118
Income tax expense	178	—	47

Net (loss) gain on disposal of discontinued operations	$(11,220)	$—	$71

10. INCOME TAXES

        The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2004.

        As discussed in Note 2, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 ("FIN 48"). As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $416. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions due to the Company having either a tax loss or having utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

        Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits—January 1, 2007	$416
Gross increases—tax positions in prior period	—
Gross decreases—tax positions in prior period	—
Gross increases—current period tax positions	99
Settlements	(80)
Lapse of statute of limitations	—

Unrecognized tax benefits—December 31, 2007	$435

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. INCOME TAXES (Continued)

        The income tax provision from continuing operations consists of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current
Federal	$—	$—	$—
State	323	317	228

	323	317	228

Deferred
Federal	(5,125)	1,774	1,447
State	335	237	376

Deferred tax provision (benefit)	(4,790)	2,011	1,823
Less: discontinued operations tax (provision) benefit	18	(129)	(218)

	(4,772)	1,882	1,605

Other
Tax benefit of convertible note hedge payment and stock-based compensation recorded as additional paid-in-capital	9,075	1,340	1,668

	$4,626	$3,539	$3,501

        A reconciliation of income tax expense from continuing operations and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2007	2006	2005
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net	4.4	3.9	4.9
Valuation allowance	3.9	—	—
Other	1.5	1.1	1.1

Provision for income taxes	43.8%	39.0%	40.0%

        At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $7,100 and $250 of federal alternative minimum tax credits. The federal net operating loss carryforwards expire in 2022, 2023 and 2028 and the federal alternative minimum tax credits carry forward indefinitely. The Company also has capital loss carryforwards of approximately $7,100, net of a $6,700 valuation reserve, that expire starting in 2007 through 2010. Due to the new reporting requirements of FAS123(R), the asset related to the net operating loss carryforward is not recorded on the Company's balance sheet because the loss was created by the tax benefits of stock option exercises and under the new accounting rules cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. INCOME TAXES (Continued)

        Deferred tax assets (liabilities) are comprised of the following at December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
Discontinued operations and restructuring	$6,753	$2,872
Goodwill impairment charges	1,613	1,613
Capital loss carryforward	2,682	2,686
Loss on investment on nonconsolidated affiliate	396	—
Deferred revenue	89	180
Convertible note hedge payment	7,344	—
AMT credit	251	251
Discount on conversion of notes	139	171
Compensation expense related to stock options	1,337	654
Receivable and inventory reserves	464	129
Compensation expense	228	190
Other	377	206

	21,673	8,952
Valuation allowance	(9,069)	(4,536)

Total deferred tax assets	12,604	4,416
Deferred tax liabilities
Depreciation and amortization	(8,784)	(5,789)
Prepaid expense	(262)	(269)
Other	—	(25)

Total deferred tax liabilities	(9,046)	(6,083)

Net deferred tax assets (liabilities)	$3,558	$(1,667)

        The Company recorded a valuation allowance on a portion of the losses on the sale of discontinued operations which are capital in nature, and on a portion of the stock options not expected to be exercised. Additionally, a valuation allowance has been recorded with respect to increased capital loss carryforwards generated by the loss on equity investment in a nonconsolidated affiliate in 2007.

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES

        Long-term debt consists of the following as of December 31, 2007 and 2006:

	2007	2006
Revolving credit facility	$24,000	$57,700
Capital lease obligations (see Note 12)	575	462
Notes payable	4,960	4,181
Less—Current maturities	(1,035)	(1,231)

Total long-term debt	$28,500	$61,112

Convertible subordinated debt, net of discount	$72,676	—

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

        Cash payments required on long-term debt in the five years and thereafter subsequent to December 31, 2007 are reflected in the table below:

2008	$1,417
2009	1,402
2010	25,268
2011	1,234
2012	75,885
Thereafter	471

Total cash payments	$105,677
Less: interest on capital leases and notes payable	(1,142)
Less: convertible debt discount	(2,324)

Total long-term debt	$102,211

Revolving Credit Facility

        Effective February 7, 2007, the Company amended its credit facility, increasing the maximum commitment available under the facility from $80,000 to $125,000 and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the credit agreement. The amended credit agreement provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability. Interest on borrowings under the facility is payable at an annual rate equal to the Company's lender's published base rate plus the applicable borrowing margin ranging from 0% to .5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company's ability to meet other financial covenants. In addition, a fee ranging from .175% to .250% is charged on the unused portion of the commitment. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by these amendments. On May 31, 2007, the Company amended its credit facility pursuant to which its lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24,600. Under the terms of its credit facility, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary of the Company, to continue to maintain its existing bank debt of approximately $1,640 outside of the credit facility. Effective June 20, 2007, the Company amended its credit facility to obtain lenders' consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. The amendment also modified certain loan pricing, financial covenants and various definitions. On December 13, 2007, the Company amended its credit facility to modify various definitions and financial covenants to allow one of its subsidiaries, NovaMed Surgery Center of Altamonte Springs, LLC, to procure

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

up to $4,000 of indebtedness outside of the credit facility to fund the construction of a new site for this ASC.

        At December 31, 2007, the Company had $24,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.8%, and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during 2007 and 2006 was 7.5% and 6.9%, respectively. In addition, the Company paid a fee ranging from .20% to .25% on the unused portion of the commitment.

        During 2006, the Company entered into two interest rate swap agreements related to its revolving credit facility. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company's variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009. This interest rate swap effectively fixes the Company's LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008. This interest rate swap effectively fixes the Company's LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%. The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $384 and $225 at December 31, 2007 and 2006, respectively.

        Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC ("New Albany ASC"), of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender's one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The New Albany ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $98 and $44 at December 31, 2007 and 2006, respectively. Annual principal payments of the note for the five years commencing with 2008 are $484, $522, $562, $606, $653 and $458 thereafter.

        The fair value of the interest rate swaps is determined based on market interest rates for similar maturity periods. Payments or receipts of cash under the interest rate swaps are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility and the installment note.

        At December 31, 2007 the Company had outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $238 and $140 that expire on March 31, 2008 and December 31, 2008, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

Convertible Senior Subordinated Notes

        On June 27, 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the "Convertible Notes"). Proceeds from the Convertible Notes were used to pay down $62,375 of outstanding indebtedness on the Company's revolving credit facility and to fund the $10,000 net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to all of the Company's senior debt and rank pari passu or senior to all of the Company's other subordinated indebtedness.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

        The Convertible Notes include a net-share settlement feature that requires the Company to settle conversion of the notes in cash up to the notes' principal amount and settle any excess of the Convertible Notes' conversion value above their principal amount by delivering shares of the Company's stock, cash, or a combination of cash and common stock, at the Company's option. As a result of the net-share settlement feature, the Company will be able to substantially reduce the number of shares issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Based on the provisions of Emerging Issues Task Force No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion" ("EITF 90-19") and Emerging Issues Task Force No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19"), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Additionally, the Company is not required to include the underlying shares of common stock in the calculation of the Company's diluted weighted average shares outstanding for earnings per share until the Company's common stock price exceeds $6.371. During a public meeting held July 25, 2007, the Financial Accounting Standards Board ("FASB") indicated that it would change the accounting for net-share settled convertible debt. The proposed change would result in the Company recording interest expense on the Convertible Notes in an amount greater than the current 1% coupon rate. The FASB is expected to issue authoritative guidance regarding net-share settled convertible debt through a FASB Staff Position (FSP).

        The aggregate underwriting discount with respect to the issuance of the Convertible Notes was $2,625, which has been recorded as debt discount on the Company's consolidated balance sheet and is being amortized using the effective interest rate method over the term of the Convertible Notes.

        The Convertible Notes also contain a restricted convertibility feature that does not affect the conversion price of the Convertible Notes but, instead, places restrictions on a holder's ability to convert their Convertible Notes into shares of the Company's common stock. A holder may convert the Convertible Notes prior to December 15, 2011 only if one or more of the following conditions are satisfied:

  •
  during any calendar quarter commencing after the date of original issuance of the Convertible Notes, if the closing sale price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter preceding the quarter in which the conversion occurs is more than 120% of the conversion price of the Convertible Notes in effect on the last trading day;

  •
  during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 97% of the closing sale price of the Company's common stock on such date multiplied by the then current conversion rate;

  •
  the Company makes certain significant distributions to holders of the Company's common stock;

  •
  the Company enters into specified corporate transactions; or

  •
  the Company's common stock ceases to be approved for listing on the NASDAQ Global Select Market and is not listed for trading on another U.S. national securities exchange.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

        Holders may also surrender their Convertible Notes for conversion anytime after December 15, 2011 at any time prior to the close of business on the business day immediately prior to the stated maturity date regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of a reporting period, or during the twelve months prior to the stated maturity date, the Company would write off to expense all remaining unamortized debt issuance costs and discount in that period.

        If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to December 15, 2011, the Company may be obligated to issue additional shares upon conversion as a make-whole premium with respect to the Convertible Notes.

        Concurrent with the sale of the Convertible Notes, the Company entered into a convertible note hedge transaction with respect to the Company's common stock (the "purchased call option") with Deutsche Bank AG London (the "counterparty"), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11,772 shares of the Company's common stock at a strike price of $6.371 per share. The cost of the call options totaled $24,000. The Company also sold warrants to the counterparty to purchase from the Company an aggregate of approximately 11,772 shares of the Company's common stock at an exercise price of $8.31 per share. The Company received proceeds from the sale of these warrants of $14,000. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments. On the date of settlement, if the market price per share of the Company's common stock is above $8.31 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $8.31 per share.

        The warrants have a strike price of $8.31 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

        In accordance with EITF No. 00-19 and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the Company recorded the call options as a reduction and the warrants as an increase in additional paid in capital, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements. For income tax purposes, the Company has elected to apply the Integration Regulations under Treas. Reg. 1.275-6 to treat the Convertible Notes and the associated call options as synthetic debt instruments and is accordingly deducting the option premium paid for the call options as original issue discount over the five-year term. A deferred tax asset of $8,160 was initially recorded to reflect the future cash benefit of the deduction over the term of the Convertible Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purposes with respect to the exercise or lapse of the warrants.

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

        The Company entered into two new capital leases for medical equipment during 2007 and assumed one capital lease with its 2007 acquisitions. In addition, the Company had eight capital leases for medical equipment that existed as of December 31, 2006. The net book value of assets under capital leases was $877 and $736 at December 31, 2007 and 2006, respectively. The annual interest rates on capital leases range from 6.0% to 10.2%.

        At December 31, 2007, minimum annual rental commitments are as follows:

	Operating Leases	Capital Leases
2008	$5,583	$242
2009	5,179	226
2010	4,198	92
2011	3,567	60
2012	2,826	49
2013 and thereafter	7,849	—

Minimum lease payments	29,202	669
Less: sublease receipts	(619)	—

Total minimum lease payments	$28,583	669

Less: amount representing interest		(94)

Total obligation under capital leases		$575

        Included in the table above are operating lease annual rent commitments with related parties for the five years commencing with 2008 of approximately $2,414, $2,387, $2,338, $1,911, $1,398 and $4,443 thereafter. Rent expense of continuing operations related to operating leases amounted to $6,529, $5,280 and $4,250 during 2007, 2006 and 2005, respectively.

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

        The Company has entered into various Product Usage and Volume Lease Purchase agreements with some of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2007, the Company had remaining product purchase commitments of $607.

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

14. STOCKHOLDERS' EQUITY

Rights Agreement

        Certain stockholders possess rights to purchase fractional shares of Series E Junior Participating Preferred Stock with a par value of $.01 per share at a price of $110 per one one-thousandth of a share, subject to adjustment as defined in the Rights agreements. These rights are not exercisable until the announcement of the occurrence of certain events as defined in the agreement (none of which are currently expected) which also describes the various stockholders' rights.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. STOCKHOLDERS' EQUITY (Continued)

Other Comprehensive Income

        The Company reports other comprehensive income as a measure of changes in stockholders' equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company's interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company's share of the negative value of the interest rate swaps was $450 at December 31, 2007 and is recorded as accumulated other comprehensive loss in the accompanying consolidated balance sheet. The total comprehensive loss for the year ended December 31, 2007 was $5,790. The total comprehensive income for the years ended December 31, 2006 and 2005 was $5,483 and $5,589, respectively. See Note 11 for further discussion of the interest rate swaps.

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

        The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage (up to 100%) of their compensation not to exceed IRS limits. During 2007 the Savings Plan provided for the Company to match 50% of the employee's contributions on the first 4% of salary contributed by each employee. The Company's matching contributions approximated $307, $153 and $145 for 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20 in any offering period or $25 in any calendar year. Approximately 36,800 shares, 22,800 shares and 19,000 shares were purchased under this plan during 2007, 2006 and 2005, respectively. At December 31, 2007, 51,900 shares were reserved for future issuance. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $46 and $56 during 2007 and 2006, respectively.

Stock Plans

        The Company is authorized to issue up to 10,101,800 shares of its common stock, par value $.01 per share under various stock plans. Of this amount, 710,907 shares remain available for issuance as of December 31, 2007. Authorized options for common stock under the various plans generally become exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

thereafter. The option period for common stock options is generally 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

        Effective January 1, 2006, the Company adopted SFAS 123(R), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB 25 in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company calculated its available APIC pool of net excess benefits using the transition method as defined in paragraph 81 of SFAS 123(R). During 2007, the Company granted its directors and employees options to purchase 574,500 shares with an exercise price of $7.35 per share and options to purchase 88,000 shares with a weighted average exercise price of $6.05 per share. Stock compensation expense of $1,955 and $1,381 was recognized on existing stock options during the twelve months ended December 31, 2007 and 2006, respectively. As a result of the Company's decision to adopt the modified prospective method, prior period results have not been restated.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during 2007, 2006 and 2005.

	2007	2006	2005
Expected option life in years	6	6	4
Risk-free interest rate	4.76%	4.71%	3.93%
Dividend yield	—	—	—
Expected volatility	47.92%	50.76%	66.00%

        The expected option life used for 2007 and 2006 grants was the weighted average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The expected option life for 2005 grants was the vesting term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility in 2007 is based on the historical volatility of the Company's stock price. The weighted average fair value of options granted in 2007, 2006 and 2005 were $3.74, $3.79 and $3.20 per share, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes the activity in the stock option plans:

	Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2005	6,183,750	$0.74–$12.61	$2.80
Granted	919,500	$5.15–$ 6.96	$6.05
Exercised	(868,138)	$0.78–$ 6.00	$2.14
Forfeited or expired	(302,316)	$0.78–$12.00	$2.78

Balance at December 31, 2005	5,932,796	$0.74–$12.61	$3.40
Granted	554,600	$6.87–$ 8.00	$7.03
Exercised	(1,672,533)	$0.74–$ 6.00	$1.80
Forfeited or expired	(210,795)	$1.27–$12.00	$9.70

Balance at December 31, 2006	4,604,068	$0.74–$12.61	$4.15
Granted	662,500	$4.64–$ 7.35	$7.18
Exercised	(761,332)	$0.78–$ 6.87	$2.31
Forfeited or expired	(296,411)	$3.50–$12.61	$7.47

Balance at December 31, 2007	4,208,825	$0.74–$12.00	$4.71

        The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Average Life	Average Exercise Price	Number Exercisable at 12/31/07	Average Exercise Price
$ 0.742–$ 0.83	440,250	4.3	$0.79	440,250	$0.79
$ 1.15 –$ 1.70	646,998	4.2	$1.42	646,998	$1.42
$ 1.75 –$ 2.04	457,500	3.5	$1.85	457,500	$1.85
$ 2.84 –$ 4.07	88,000	4.4	$3.64	82,791	$3.63
$ 4.45 –$ 6.00	929,797	6.4	$5.29	712,549	$5.19
$ 6.24 –$ 9.00	1,495,630	8.0	$7.14	625,616	$7.27
$10.00 –$12.00	150,650	2.1	$11.88	150,650	$11.88

$ 0.74 –$12.00	4,208,825	5.9	$4.71	3,116,354	$3.99

        The aggregate intrinsic value is defined as the difference between the market value of the Company's stock as of the end of the period and the exercise price of the stock options. The aggregate intrinsic value for stock options outstanding and exercisable as of December 31, 2007 was $4,509 and $4,506, respectively. The total intrinsic value of stock options exercised during the year ended 2007 was $1,476. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $2,700, which includes $940 of tax benefits recognized. During the years ended December 31, 2007, 2006 and 2005, cash received from stock options exercised was $1,134, $712 and $864, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2005	1,359,908	$1.46
Granted	919,500	$3.20
Vested	(695,807)	$1.54
Forfeited	(298,796)	$1.56

Nonvested at December 31, 2005	1,284,805	$2.64
Granted	554,600	$3.79
Vested	(559,558)	$2.47
Forfeited	(72,192)	$3.14

Nonvested at December 31, 2006	1,207,655	$3.22
Granted	662,500	$3.74
Vested	(599,704)	$3.21
Forfeited	(178,761)	$3.68

Nonvested at December 31, 2007	1,091,690	$3.46

        At December 31, 2007, there was $3,779 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

        On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock. Per the terms of the stock option agreements and the Company's stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company's common stock to fund the $626 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $626. These shares are available for future issuance under the Company's stock incentive plans.

        On February 1, 2006, the estate of Stephen J. Winjum exercised all remaining stock options held by the estate to acquire 1,330,730 shares of common stock. Per the terms of the stock option agreements and the Company's stock incentive plans, the estate tendered to the Company 305,254 shares of the Company's common stock that the estate owned to fund the $2,296 aggregate exercise price. The Company added these tendered shares into treasury resulting in an increase in treasury stock of $2,296. These tendered shares are available for future issuance under the Company's stock incentive plans.

        The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company's common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 75,000 restricted shares at a market value of $7.35 per share from its 2005 Stock Incentive Plan to various executives on February 21, 2007. The Company granted 55,000 restricted shares at a market value of $6.87 per share from its 2005 Stock Incentive Plan to various executives on June 20, 2006. The Company granted 250,000 restricted shares at a market value of $6.49 per share from its 2005 Restricted Stock Plan to its Chief Executive Officer on November 14, 2005. As of

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

December 31, 2007, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,297, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company recognized compensation expense of $600, $455 and $51 on existing restricted stock awards during the years ended December 31, 2007, 2006 and 2005, respectively.

16. OPERATING SEGMENTS

        The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

        Surgical facilities.    Surgical facilities reportable segment aggregates the results of operations from owning and/or operating ASCs and fixed site laser services agreements. Earnings before taxes in 2007, 2006 and 2005 include $79, $101 and $110, respectively, of gains from the sale of minority interests in the Company's ASCs.

        Product sales.    Product sales segment aggregates the Company's optical products purchasing organization, optical laboratories, marketing products and services company and an optometric practice with a retail optical store.

        Other.    Other segment aggregates management services provided to a physician practice with multiple locations in Atlanta, Georgia and an administrative services agreement.

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

	Surgical Facilities	Product Sales	Other	Corporate	Total
2007
Net revenue	$105,752	$15,334	$7,509	$26	$128,621
Earnings (loss) before taxes	15,486	3,966	807	(9,701)	10,558
Depreciation and amortization	3,017	232	137	249	3,635
Interest income	98	—	—	97	195
Interest expense	378	—	—	4,570	4,948
Capital expenditures	1,529	246	123	563	2,461
Accounts receivable	11,864	6,720	628	86	19,298
Identifiable assets	160,387	20,149	2,394	12,774	195,704

2006
Net revenue	$81,097	$15,408	$7,691	$60	$104,256
Earnings (loss) before taxes	13,524	3,856	843	(9,148)	9,075
Depreciation and amortization	2,196	222	91	199	2,708
Interest income	68	—	—	19	87
Interest expense	179	—	—	2,838	3,017
Capital expenditures	2,302	232	609	379	3,522
Accounts receivable	11,299	4,495	584	25	16,403
Identifiable assets	141,434	11,611	2,370	5,132	160,547

2005
Net revenue	$57,345	$13,479	$7,524	$54	$78,402
Earnings (loss) before taxes	10,555	2,892	696	(5,390)	8,753
Depreciation and amortization	1,637	207	104	295	2,243
Interest income	25	—	—	17	42
Interest expense	22	—	—	733	755
Capital expenditures	2,191	249	80	90	2,610
Accounts receivable	6,845	3,962	524	141	11,472
Identifiable assets	80,408	11,066	1,739	3,949	97,162

17. RELATED-PARTY TRANSACTIONS

Facility Rent

        The Company leases facility space from various related parties, which include partners, at rates the Company believes approximate fair market value. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $2,620, $2,159 and $1,578 during 2007, 2006 and 2005, respectively. The Company's minimum annual rental commitments include total commitments of $14,891 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2007 are $2,414, $2,387, $2,338, $1,911, $1,398 and $4,443 thereafter. (See Note 12).

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

17. RELATED-PARTY TRANSACTIONS (Continued)

Notes Receivable

        The Company holds notes receivable of $1,335, less reserves of $888, from physicians affiliated with the Company. This balance includes a $1,190 non-interest bearing tax loan issued in connection with the IPO (see below) and a $144 note, bearing a 7% interest rate, due October 2008 which was issued in one of the Company's divestiture transactions.

        As disclosed in a prospectus filed with the Securities and Exchange Commission on August 18, 1999, in connection with the exchange of $9,700 of the Company's subordinated exchangeable promissory notes resulting from its IPO, the Company agreed to lend each of these noteholders an amount equal to the Federal and state income taxes payable by the holder as a result of the exchange of the notes, but only for those shares of the Company's common stock received in the exchange which they still owned as of April 1, 2000. In accordance with these agreements, the Company loaned $2,723 to the holders, the majority of which was advanced in April 2000. The tax loans are noninterest bearing, nonrecourse to the debtor and secured by a number of shares of the Company's common stock held by the debtor having a value, based on the offering price, equal to two times the loan amount. Upon the sale by a debtor after April 1, 2000 of any shares of the Company's common stock issued in exchange for a note, the debtor will be required to repay a fraction of the debtor's initial tax loan amount equal to the number of shares sold divided by the total number of shares of the Company's common stock previously issued in exchange for a note and owned by the debtor as of April 1, 2000. During 2004, one of the note holders repaid his note with shares of the Company's common stock. The remaining tax loan is payable by the debtor upon the Company's demand for payment. Currently, the Company intends to allow the debtor to repay this loan as he disposes of his shares of the Company's common stock. The Company also has agreed to reimburse this debtor on a grossed-up basis, for any Federal or state taxes that he recognizes as a result of imputed interest on the tax loan.

Other

        The Company received professional services from firms that employed a director of the Company. Total payments for services received during 2007, 2006 and 2005 were approximately $633, $121 and $158, respectively.

18. SUBSEQUENT EVENTS

        On February 28, 2008, the Company sold its 70% interest in its Thibodaux, Louisiana ASC for $227.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

19. QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial data for 2007 and 2006 is as follows:

	Quarter
2007
	First	Second	Third	Fourth (a)
Net revenue	$30,568	$31,952	$32,757	$33,344
Operating income	7,297	7,920	8,032	8,261
Income (loss) from:
Continuing operations	1,533	1,592	1,957	850
Discontinued operations	(41)	(120)	(43)	(11,322)

Net income (loss)	1,492	1,472	1,914	(10,472)
Basic earnings (loss) per share	0.06	0.06	0.08	(0.43)
Diluted earnings (loss) per share	0.06	0.06	0.08	(0.42)

	Quarter
2006
	First	Second	Third	Fourth
Net revenue	$23,019	$26,141	$26,536	$28,560
Operating income	4,678	5,970	6,022	6,361
Income from:
Continuing operations	1,330	1,604	1,366	1,236
Discontinued operations	37	49	109	6

Net income	1,367	1,653	1,475	1,242
Basic earnings per share	0.06	0.07	0.06	0.05
Diluted earnings per share	0.06	0.07	0.06	0.05

Note:

(a)
During the fourth quarter of 2007, the Company recorded a charge of $1,041 related to the impairment of an equity method investment.

Schedule II

NOVAMED, INC. AND SUBSIDIARIES
RULE 12-09 VALUATION RESERVES
(Dollars in thousands)

Allowance for contractual adjustments and bad debts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2005	$9,429	86,588	(83,249)	$12,768

2006	$12,768	135,375	(123,974)	$24,169

2007	$24,169	211,401	(207,872)	$27,698

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.
By:	/s/ THOMAS S. HALL Thomas S. Hall President, Chief Executive Officer and Chairman of the Board Date: March 17, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ THOMAS S. HALL Thomas S. Hall	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and a Director	March 17, 2008
/s/ SCOTT T. MACOMBER Scott T. Macomber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008
/s/ JOHN P. HART John P. Hart	Vice President, Corporate Controller (Principal Accounting Officer)	March 17, 2008
/s/ ROBERT J. KELLY Robert J. Kelly	Lead Director and a Director	March 17, 2008
/s/ R. JUDD JESSUP R. Judd Jessup	Director	March 17, 2008
/s/ SCOTT H. KIRK Scott H. Kirk, M.D.	Director	March 17, 2008
/s/ STEVEN V. NAPOLITANO Steven V. Napolitano	Director	March 17, 2008
/s/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director	March 17, 2008

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
NOVAMED, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
NOVAMED, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share data)
NOVAMED, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Dollars and shares in thousands)
NOVAMED, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
NOVAMED, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share data)
  Schedule II
NOVAMED, INC. AND SUBSIDIARIES RULE 12-09 VALUATION RESERVES (Dollars in thousands)
SIGNATURES