Form 10-Q
period 2008-03-31
NOVAMED INC
filed 2008-05-12
CIK 1086939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of May 5, 2008, there were outstanding 24,612,116 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2008

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents, including $1,953 and $2,961 of restricted cash, respectively	$8,780	$6,382
Accounts receivable, net of allowances of $31,740 and $27,698, respectively	21,528	19,298
Notes and amounts due from related parties	471	471
Inventory	2,341	2,366
Prepaid expenses and deposits	1,136	1,410
Current tax assets	2,029	1,840
Current assets of discontinued operations	—	163
Total current assets	36,285	31,930
Property and equipment, net	14,300	13,566
Intangible assets, net	149,377	147,558
Noncurrent deferred tax assets, net	316	1,718
Other assets, net	904	889
Noncurrent assets of discontinued operations	18	43
Total assets	$201,200	$195,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,383	$7,848
Accrued expenses and income taxes payable	4,562	4,479
Current maturities of long-term debt	1,254	1,035
Current liabilities of discontinued operations	8	130
Total current liabilities	16,207	13,492
Long-term debt, net of current maturities	28,978	28,500
Convertible subordinated debt, net of debt issuance costs	72,774	72,676
Other long-term liabilities	1,163	839
Minority interests	14,078	15,024
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,454,344 and 29,406,779 shares issued at March 31, 2008 and December 31, 2007, respectively	293	293
Additional paid-in-capital	94,069	93,271
Accumulated deficit	(15,071)	(17,250)
Accumulated other comprehensive loss	(572)	(450)
Treasury stock, at cost, 4,850,233 and 4,842,839 shares at March 31, 2008 and December 31, 2007, respectively	(10,719)	(10,691)
Total stockholders’ equity	68,000	65,173
Total liabilities and stockholders’ equity	$201,200	$195,704

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2008	2007
Net revenue:
Surgical facilities	$27,415	$24,277
Product sales and other	6,398	6,291
Total net revenue	33,813	30,568

Operating expenses:
Salaries, wages and benefits	10,231	9,800
Cost of sales and medical supplies	7,985	6,949
Selling, general and administrative	6,288	5,690
Depreciation and amortization	1,021	832
Total operating expenses	25,525	23,271

Operating income	8,288	7,297

Minority interests in earnings of consolidated entities	3,743	3,569
Interest (income) expense, net	1,023	1,324
Other (income) expense, net	20	(109)
Income before income taxes	3,502	2,513
Income tax provision	1,366	980
Income from continuing operations	2,136	1,533
Loss from discontinued operations	(52)	(41)
Gain on disposal of discontinued operations	95	—
Net income	$2,179	$1,492

Basic earnings per common share:
Income from continuing operations	$0.09	$0.06
Income from discontinued operations	—	—
Net income	$0.09	$0.06

Diluted earnings per common share:
Income from continuing operations	$0.09	$0.06
Income from discontinued operations	—	—
Net income	$0.09	$0.06

Weighted average common shares outstanding	24,394	23,899
Dilutive effect of employee stock options and restricted stock	669	1,276
Diluted weighted average common shares outstanding	25,063	25,175

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands, unaudited)

	Common Stock					Treasury Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares	At Cost	Total Stockholders’ Equity
Balance, December 31, 2007	29,407	$293	$93,271	$(17,250)	$(450)	(4,843)	$(10,691)	$65,173

Stock options exercised	28	—	140	—	—	—	—	140
Shares issued - employee stock purchase plan	19	—	63	—	—	—	—	63
Restricted stock grants	—	—	—	—	—	(7)	(28)	(28)
Stock compensation expense	—	—	595	—	—	—	—	595
Unrealized loss on interest rate swaps	—	—	—	—	(122)	—	—	(122)
Net income	—	—	—	2,179	—	—	—	2,179
Balance, March 31, 2008	29,454	$293	$94,069	$(15,071)	$(572)	(4,850)	$(10,719)	$68,000

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,179	$1,492
Adjustments to reconcile net income to net cash provided by continuing operations, net of effects of purchase transactions—
Depreciation and amortization	1,028	930
Deferred income taxes	1,224	627
Stock-based compensation	595	598
Loss of non-consolidated affiliate	—	16
Gain on sale of ASC	(61)	—
Gain on sale of minority interests	—	(79)
Minority interests	3,752	3,521
Distributions to minority partners	(4,615)	(3,336)
Asset impairment charge	(34)	—
Changes in operating assets and liabilities—
Accounts receivable	(2,236)	(2,744)
Inventory	25	(160)
Other current assets	255	200
Accounts payable and accrued expenses	1,298	(778)
Other noncurrent assets	610	50
Net cash provided by operating activities	4,020	337

Cash flows from investing activities:
Payments for acquisitions, net	(7)	(8,084)
Proceeds from sale of minority interests	—	273
Proceeds from sale of ASC	226	—
Purchases of property and equipment	(1,253)	(1,013)
Other	(904)	—
Net cash used in investing activities	(1,938)	(8,824)

Cash flows from financing activities:
Borrowings under revolving line of credit	1,700	19,800
Payments under revolving line of credit	(1,700)	(11,500)
Other long-term borrowings	515	—
Proceeds from the issuance of common stock	106	694
Payments of other debt, debt issuance fees and capital lease obligations	(305)	(588)
Net cash provided by financing activities	316	8,406

Net increase (decrease) in cash and cash equivalents	2,398	(81)
Cash and cash equivalents, beginning of period	6,382	2,743
Cash and cash equivalents, end of period	$8,780	$2,662

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

1.               BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.               STATEMENT OF CASH FLOWS – SUPPLEMENTAL

Supplemental cash information:

	Three months ended March 31,
	2008	2007
Interest paid	$628	$1,266
Income taxes paid	—	—
Income tax refunds received	—	—

Non cash investing and financing activities:

On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock.  Per the terms of the stock option agreements and the Company’s stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company’s common stock to fund the $626 aggregate exercise price.  The Company added these tendered shares into treasury resulting in an increase in treasury stock of $626.  These shares are available for future issuance under the Company’s stock incentive plans.

During the first three months of 2008 and 2007, the Company obtained medical equipment by entering into capital leases for $449 and $38, respectively.

3.               INVENTORY

Inventory consists primarily of surgical supplies used in connection with the operation of the Company’s ambulatory surgery centers (ASCs) and optical products such as eyeglass frames, optical lenses and contact lenses.  Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.  The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period such impairment is known and quantifiable.

Balances as of:	March 31, 2008	December 31, 2007

Surgical supplies	$1,419	$1,530
Optical products	810	745
Other	112	91
Total inventory	$2,341	$2,366

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2007	$134,692	$10,157	$941	$145,790	$1,768
Acquisitions	—	—	—	—	—
Other	1,550	341	—	1,891	—
Amortization	—	—	—	—	(72)
Balance March 31, 2008	$136,242	$10,498	$941	$147,681	$1,696

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first quarter of 2008, the Company did not make any acquisitions.

During the first quarter of 2008, the Company recorded additional goodwill of $1,650 for one of its ASCs relating to the resolution of a contingency included in the original purchase agreement.  The Company paid cash of $907 during the first quarter of 2008 and recorded a liability for the remaining balance to be paid no later than July 2009.

In February 2008, the Company completed the sale of its 70% interest in the Thibodaux, Louisiana ASC.  The Company received proceeds of $226.  As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $61 in the first quarter of 2008.

During the first quarter of 2008, the Company recorded additional goodwill of $341 relating to the acquisition of an optical products purchasing organization in December 2007.  The Company paid this amount in April 2008.

During the first three months of 2007, the Company acquired a majority interest in one ASC for $8,000, of which the Company allocated $7,357 to goodwill.  This acquisition was not significant enough to require pro forma disclosure.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.  The FIN 48 liability has not changed since December 31, 2007.

7.               OTHER (INCOME) EXPENSE

	Three months ended March 31,
	2008	2007
Loss of non-consolidated affiliate	$—	$16
Gain on sale of minority interests	—	(79)
Other, net	20	(46)
Other (income) expense, net	$20	$(109)

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

8.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At March 31, 2008, the Company had $72,774 in convertible subordinated debt outstanding, net of debt issuance costs.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 17, 2008.

Revolving Credit Facility

At March 31, 2008, the Company had $24,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.8% and was in compliance with all of its covenants.  The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations.  The credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit facility.  The credit facility currently provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability.  This ratio will decrease following September 30, 2008 and will reduce the Company’s maximum borrowing capacity.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions.  The weighted average interest rate on credit line borrowings during the three months ended March 31, 2008 was 7.80%.

Effective February 28, 2008, the Company’s Altamonte Springs, Florida ASC, of which it owns a 70% interest, entered into a $2,800 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The ASC may

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

obtain principal advances under this note to fund the construction of a replacement surgery center located in Orlando, Florida.  As of March 31, 2008, there was $515 outstanding under this note.

During the second quarter of 2006, the Company entered into two interest rate swap agreements.  The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility.  The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009.  This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%.  The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008.  This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%.  The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $649 at March 31, 2008.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $157 at March 31, 2008.

The Company has four outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $275 expires on March 31, 2009.  Three letters of credit in the amounts of $140, $63 and $250 expire on December 31, 2008.  The outstanding letters of credit reduce the amount available under the credit facility.

9.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $572 at March 31, 2008 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 8 for further discussion of the interest rate swaps.  The total comprehensive income for the first three months of 2008 and 2007 was $2,057 and $1,460, respectively.

10.         STOCK BASED COMPENSATION

 The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”).  SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three months of 2008 and 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  During the first three months of 2008, the Company did not grant any options.  Stock compensation expense of $441 and $446 was recognized on existing stock options during the three months ended March 31, 2008 and 2007, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2008 and  2007:

	Three months ended March 31,
	2008	2007
Expected option life in years	—	6
Risk-free interest rate	—	4.77%
Dividend yield	—	—
Expected volatility	—	48.1%
Per share fair value	—	$3.77

The expected option life used for 2007 grants was the weighted average of the vesting term assuming options are exercised as vested and the original contractual term of the option.  The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term.  The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility in 2007 was based on the historical volatility of the Company’s stock.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,208,824	$4.71
Granted	—	—
Exercised	(28,000)	$2.53
Canceled	(51,351)	$7.09

Outstanding at March 31, 2008	4,129,473	$4.69	5.6	$3,730

Exercisable at March 31, 2008	3,174,434	$4.05	4.8	$3,729

  The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first three months of 2008 was $35.  As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $140, which includes $69 of tax benefits recognized.  During the first three months of 2008, cash received from stock options exercised was $71.

On January 25, 2007, a former senior executive exercised stock options to acquire 287,199 shares of common stock.  Per the terms of the stock option agreements and the Company’s stock incentive plans, the former executive tendered to the Company 82,006 shares of the Company’s common stock to fund the $626 aggregate exercise price.  The Company added these tendered shares into treasury resulting in an increase in treasury stock of $626.  These shares are available for future issuance under the Company’s stock incentive plans.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2007	1,091,690	$3.46
Granted	—	—
Vested	(136,651)	$3.22
Canceled	—	—

Nonvested at March 31, 2008	955,039	$3.50

At March 31, 2008, there was $3,339 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  The Company did not grant any restricted stock awards during the first three months of 2008.  The Company granted 75,000 restricted stock awards during the first quarter of 2007.  As of March 31, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,150, which is expected to be recognized over a weighted-average period of approximately 2.1 years.  The Company recognized compensation expense of $146 and $138 on existing restricted stock awards during the three months ended March 31, 2008 and 2007, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Approximately 19,570 and 15,800 shares were purchased under this plan during the three months ended March 31, 2008 and 2007, respectively.  Under the provisions of SFAS 123(R), the Company recognized compensation expense of $8 and $14 during the first three months of 2008 and 2007, respectively.  At March 31, 2008, 32,330 shares were reserved for future issuance under the ESPP.

11.         FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures required for fair value measurements.  Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

As of March 31, 2008, the Company had interest rate swap agreements that are required to be measured at fair value on a recurring basis.  The following table presents the Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of March 31, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Interest rate swaps	—	$572	—	$572
Total	—	$572	—	$572

12.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2008 and 2007:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2008
Net revenue	$27,415	$4,562	$1,836	$—	$33,813
Earnings (loss) before taxes	3,930	1,306	162	(1,896)	3,502
Depreciation and amortization	796	125	30	70	1,021
Interest income	18	—	—	12	30
Interest expense	116	—	—	937	1,053
Capital expenditures	1,154	83	—	16	1,253
Accounts receivable	11,975	8,804	693	56	21,528
Identifiable assets	162,601	22,614	2,414	13,571	201,200

Three months ended March 31, 2007
Net revenue	$24,277	$4,380	$1,902	$9	$30,568
Earnings (loss) before taxes	3,876	1,422	157	(2,942)	2,513
Depreciation and amortization	684	59	38	51	832
Interest income	33	—	—	3	36
Interest expense	83	—	—	1,277	1,360
Capital expenditures	626	51	86	250	1,013
Accounts receivable	13,205	5,906	691	52	19,854
Identifiable assets	151,151	13,084	2,502	6,043	172,780

13.         RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data; unaudited)

the provisions of SFAS 157 on January 1, 2008.  The adoption of SFAS 157 did not materially impact the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company did not elect to apply the fair value option to any of its financial instruments.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries.  SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively.  The Company is currently evaluating the impact of the adoption of SFAS No. 160 on its consolidated financial statements and note disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, Business Combinations.  SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests.  SFAS 141R also provides disclosure requirements related to business combinations.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 20 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of March 31, 2008, we owned and operated 34 ASCs, of which 32 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company.  In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•                  Consolidated net revenue increased 10.6% to $33.8 million.  Surgical facilities net revenue increased 12.9% to $27.4 million (same-facility surgical net revenue increased 2.8% to $24.9 million).

•                  Operating income increased 13.6% to $8.3 million.

•                  Income from continuing operations increased 39.4% to $2.1 million.

•                  Cash flow from operations of $4.0 million

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended March 31,
	2008	2007
Net Revenue:
Surgical facilities	81.1%	79.4%
Product sales and other	18.9	20.6
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.3	32.1
Cost of sales and medical supplies	23.6	22.7
Selling, general and administrative	18.6	18.6
Depreciation and amortization	3.0	2.7
Total operating expenses	75.5	76.1

Operating income	24.5	23.9

Minority interests in earnings of consolidated entities	11.1	11.7
Other (income) expense	3.1	4.0
Income before income taxes	10.3	8.2
Income tax provision	4.0	3.2
Income from continuing operations	6.3	5.0
Income (loss) from discontinued operations	0.1	(0.1)
Net income	6.4%	4.9%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Revenue

Consolidated.  Total net revenue increased 10.6% from $30.6 million to $33.8 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2008 and 2007.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 12.9% from $24.3 million to $27.4 million.  This increase was primarily the result of $2.6 million of net revenue from ASCs acquired or developed after January 1, 2007 (“new ASCs”) and a $0.7 million, or 2.8%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The increase in same-facility net revenue was primarily the result of a 0.5% increase in the number of same-facility procedures performed and a 2.3% increase in the net revenue per procedure due to a change in procedure mix.

	Three Months Ended March 31,		Increase
Dollars in thousands	2008	2007	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$24,855	$24,167	$688
# of procedures	29,991	29,838	153

New ASCs:
Net revenue	$2,560	$—	$2,560
# of procedures	2,844	—	2,844

Expired laser services agreement and ASC closures
Net revenue	$—	$110	$(110)
# of procedures	—	271	(271)

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first quarter increased 1.7% from $6.3 million to $6.4 million.  Net revenue at our optical products and services business increased by $0.7 million due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and an increase in existing customer orders.  Net revenue from our marketing products and services business decreased by $0.5 million primarily due to a reduction in sales of marketing products to medical device manufacturers to promote their refractive intraocular lens technology.

	Three Months Ended March 31,		Increase
Dollars in thousands	2008	2007	(Decrease)

Product Sales:
Optical laboratories	$1,604	$1,640	$(36)
Optical products purchasing organization	1,518	802	716
Marketing products and services	928	1,460	(532)
Optometric practice/retail store	512	478	34
	4,562	4,380	182
Other:
Ophthalmology practice	1,836	1,902	(66)
Other	—	9	(9)
	1,836	1,911	(75)

Total Net Product Sales and Other Revenue	$6,398	$6,291	$107

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 4.4% from $9.8 million to $10.2 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 32.1% to 30.3%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 14.6% from $5.3 million to $6.1 million.  The increase was primarily the result of staff costs associated with new ASCs and staffing required at same-facility ASCs due to increased procedure volume.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 6.4% from $2.1 million to $2.2 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Corporate.  Salaries, wages and benefits expense decreased 20.6% from $2.4 million to $1.9 million.  The decrease was primarily due to staffing and related incentive accrual reductions.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 14.9% from $6.9 million to $8.0 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.7% to 23.6%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 20.5% from $5.3 million to $6.4 million.  The expense increase was primarily the result of costs associated with our new ASCs and increased procedure volumes at some of our same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments remained flat at $1.6 million.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 10.5% from $5.7 million to $6.3 million.  As a percentage of net revenue, selling, general and administrative expense remained flat at 18.6%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 10.8% from $4.8 million to $5.3 million.  The increase is due to costs associated with our new ASCs and an increase of $0.2 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 11.7% from $0.9 million to $1.0 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Corporate.  Corporate selling, general and administrative expense remained flat at $0.  The net expense consists of two components.  Corporate selling, general and administrative expenses decreased by $0.2 million due to an increase of $0.2 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.  Corporate selling, general and administrative expenses increased by $0.2 million due to higher professional fees, information technology, and consulting expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 22.7% from $0.8 million to $1.0 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Minority Interests and Other (Income) Expense.  Minority interests in the earnings of our ASCs were $3.7 million in 2008 as compared to $3.6 million in 2007.  All of this increase is attributable to new ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net decreased from $1.3 million to $1.0 million due to a lower effective interest rate on borrowings primarily due to our convertible note offering during the second quarter of 2007.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  As part of our discontinued operations plan announced in the fourth quarter of 2007, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC in February 2008.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

Liquidity and Capital Resources

Operating activities during the first three months of 2008 generated $4.0 million in cash flow from operating activities compared to $0.3 million in the comparable 2007 period.  Before considering changes in operating assets and liabilities, operating cash flow increased by $0.3 million.  During the first three months of 2008 and 2007, working capital consumed $0.7 million and $3.5 million in cash, respectively.  The higher cash consumption during the first three months of 2007 was primarily due to incentive compensation payments and timing of other cash receipts and payments.

Investing activities during the first three months of 2008 resulted in negative cash flow of $1.9 million.  Investing activities during the first three months of 2008 included the purchase of property and equipment for $1.3 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs and proceeds of $0.2 million relating to the sale of our Thibodaux, Louisiana ASC.  Investing activities during the first three months of 2007 resulted in negative cash flow of $8.8 million which included the acquisition of one ASC for $8.1 million, the purchase of property and equipment for $1.0 million and proceeds of $0.3 million relating to the sale of minority interests.

Cash flows from financing activities during the first three months of 2008 included proceeds of $0.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $0.5 million relating to the development and relocation of an ASC.  These proceeds were offset by $0.3 million of capital lease and other debt obligation payments.  Cash flows from financing activities during the first three months of 2007 included $8.3 million of net borrowings under our credit facility and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $0.6 million of capital lease obligation payments.

In June 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At March 31, 2008, we had $72.8 million in convertible subordinated debt outstanding, net of debt issuance costs.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 17, 2008.

At March 31, 2008, we had $24.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our covenants.  The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations.  The credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit facility.  Our credit facility currently provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability.  This ratio will decrease following September 30, 2008 and will reduce our maximum borrowing capacity.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions.  The weighted average interest rate on credit line borrowings at March 31, 2008 was 7.8%.

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

As of March 31, 2008, we had cash and cash equivalents of $8.8 million of which $2.0 million was restricted pursuant to agreements with seven of our ASCs.  As of March 31, 2008, we had working capital of $20.1 million.

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

During the first quarter of 2008, we recorded additional goodwill of $1.7 million for one of our ASCs relating to the resolution of a contingency included in the original purchase agreement.  We paid cash of  $0.9 million during the first quarter of 2008 and recorded a liability for the remaining balance to be paid no later than July 2009.

Effective February 28, 2008, our Altamonte Springs, Florida ASC, of which we own a 70% interest, entered into a $2.8 million installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The ASC may obtain principal advances under this note to fund the construction of a replacement surgery center located in Orlando, Florida.  As of March 31, 2008, there was $0.5 million outstanding under this note.

In February 2008, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We adopted the provisions of SFAS 157 on January 1, 2008.   The adoption of SFAS 157 did not materially impact our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We did not elect to apply the fair value option to any of our financial instruments.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries.  SFAS 160 does not change the criteria for consolidating a partially owned entity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively.  We are currently evaluating the impact of the adoption of SFAS No. 160 on our consolidated financial statements and note disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), a revision of SFAS 141, Business Combinations.  SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests.  SFAS 141R also provides disclosure requirements related to business combinations.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.  This Form 10-Q contains certain “forward-looking statements” that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.  These risks and uncertainties relate to our business, our industry and our common stock and include: reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, including facilities that are not exclusively dedicated to eye-related procedures; our ability to manage our increasing borrowing costs as we incur additional indebtedness to fund the acquisition and development of surgical facilities; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our operating margins and profitability could suffer if we are unable to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary.  These factors and others are more fully set forth in our Annual Report on Form 10-K under “Item 1A-Risk Factors”.  You should not place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q to reflect the occurrence of unanticipated events.

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

At March 31, 2008, we had $24.0 million outstanding under our credit facility, all of which was subject to the two swap agreements noted above.  Accordingly, a hypothetical 100 basis point increase in market interest rates would not result in any additional interest expense.  The fair value of our long-term debt approximated its carrying value at March 31, 2008.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty”), an affiliate of the underwriter.  The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share.  The cost of the call options totaled $24.0 million.  In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes.  We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share.  For further discussion about the Convertible Notes and the related call options and warrants, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 17, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C. Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

01/01/2008 — 01/31/2008	2,013	$3.93	None	None
02/01/2008 — 02/29/2008	2,833	$3.98	None	None
03/01/2008 — 03/31/2008	2,548	$3.73	None	None

(1)   Represents shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6. Exhibits

10.24	Separation Agreement and General Release dated January 7, 2008 with Jack M. Clark, Jr. (incorporated by reference to the registrant’s Form 8-K filed January 10, 2008)

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	May 12, 2008
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	May 12, 2008
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)