Form 10-Q
period 2008-06-30
NOVAMED INC
filed 2008-08-11
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of August 4, 2008, there were outstanding 24,817,883 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2008

Part I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
ASSETS	2008	2007
Current assets:	(unaudited)
Cash and cash equivalents, including $2,608 and $2,961 of restricted cash, respectively	$14,905	$6,382
Accounts receivable, net of allowances of $31,625 and $27,698, respectively	21,945	19,298
Notes and amounts due from related parties	471	471
Inventory	2,306	2,366
Prepaid expenses and deposits	1,260	1,410
Current tax assets	2,151	1,840
Current assets of discontinued operations	—	163
Total current assets	43,038	31,930
Property and equipment, net	14,880	13,566
Intangible assets, net	149,337	147,558
Noncurrent deferred tax assets, net	—	1,718
Other assets, net	842	889
Noncurrent assets of discontinued operations	18	43
Total assets	$208,115	$195,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,086	$7,848
Accrued expenses and income taxes payable	5,545	4,479
Current maturities of long-term debt	1,456	1,035
Current liabilities of discontinued operations	9	130
Total current liabilities	17,096	13,492
Long-term debt, net of current maturities	29,791	28,500
Convertible subordinated debt, net of debt issuance costs	72,906	72,676
Other long-term liabilities	767	839
Deferred income taxes	1,018	—
Minority interests	14,949	15,024
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,676,344 and 29,406,779 shares issued at June 30, 2008 and December 31, 2007, respectively	296	293
Additional paid-in-capital	95,137	93,271
Accumulated deficit	(12,721)	(17,250)
Accumulated other comprehensive loss	(379)	(450)
Treasury stock, at cost, 4,856,771 and 4,842,839 shares at June 30, 2008 and December 31, 2007, respectively	(10,745)	(10,691)
Total stockholders’ equity	71,588	65,173
Total liabilities and stockholders’ equity	$208,115	$195,704

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenue:
Surgical facilities	$29,072	$26,364	$56,487	$50,641
Product sales and other	6,108	5,588	12,506	11,879
Total net revenue	35,180	31,952	68,993	62,520

Operating expenses:
Salaries, wages and benefits	10,734	9,785	20,965	19,585
Cost of sales and medical supplies	8,197	7,576	16,182	14,525
Selling, general and administrative	6,036	5,787	12,324	11,477
Depreciation and amortization	1,026	884	2,047	1,716
Total operating expenses	25,993	24,032	51,518	47,303

Operating income	9,187	7,920	17,475	15,217

Minority interests in earnings of consolidated entities	4,237	3,873	7,980	7,442
Interest (income) expense, net	1,043	1,453	2,066	2,777
Other (income) expense, net	(5)	(16)	15	(125)
Income before income taxes	3,912	2,610	7,414	5,123
Income tax provision	1,525	1,018	2,891	1,998
Income from continuing operations	2,387	1,592	4,523	3,125
Loss from discontinued operations	(37)	(119)	(89)	(161)
Gain on disposal of discontinued operations	—	—	95	—
Net income	$2,350	$1,473	$4,529	$2,964

Basic earnings per common share:
Income from continuing operations	$0.10	$0.07	$0.18	$0.13
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.10	$0.06	$0.18	$0.12

Diluted earnings per common share:
Income from continuing operations	$0.09	$0.06	$0.18	$0.12
Income from discontinued operations	—	—	—	—
Net income	$0.09	$0.06	$0.18	$0.12

Weighted average common shares outstanding	24,567	24,109	24,481	24,004
Dilutive effect of employee stock options and restricted stock	624	1,122	646	1,199
Diluted weighted average common shares outstanding	25,191	25,231	25,127	25,203

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands, unaudited)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Treasury Stock		Total
	Shares	Par Value	Paid-In Capital	(Accumulated) (Deficit)	Comprehensive Income (Loss)	Shares	At Cost	Stockholders’ Equity
Balance, December 31, 2007	29,407	$293	$93,271	$(17,250)	$(450)	(4,843)	$(10,691)	$65,173

Stock options exercised, net	250	3	658	—	—	—	—	661
Shares issued - employee stock purchase plan	19	—	63	—	—	—	—	63
Restricted stock grants	—	—	—	—	—	(14)	(54)	(54)
Stock compensation expense	—	—	1,145	—	—	—	—	1,145
Unrealized loss on interest rate swaps	—	—	—	—	71	—	—	71
Net income	—	—	—	4,529	—	—	—	4,529
Balance, June 30, 2008	29,676	$296	$95,137	$(12,721)	$(379)	(4,857)	$(10,745)	$71,588

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,529	$2,964
Adjustments to reconcile net income to net cash provided by operations, net of effects of purchase transactions—
Depreciation and amortization	2,053	1,914
Deferred income taxes	2,469	1,254
Stock-based compensation	1,145	1,265
Loss of non-consolidated affiliate	—	34
Gain on sale of ASC	(61)	—
Gain on sale of minority interests	—	(79)
Minority interests	7,987	7,267
Distributions to minority partners	(7,959)	(6,633)
Asset impairment charge	(34)	—
Changes in operating assets and liabilities—
Accounts receivable	(2,653)	(1,839)
Inventory	60	38
Other current assets	188	42
Accounts payable and accrued expenses	2,237	(657)
Other noncurrent assets	841	78
Net cash provided by operating activities	10,802	5,648

Cash flows from investing activities:
Payments for acquisitions, net	(326)	(32,721)
Proceeds from sale of minority interests	—	273
Proceeds from sale of ASC	226	—
Purchases of property and equipment	(2,816)	(1,637)
Other	(898)	—
Net cash used in investing activities	(3,814)	(34,085)

Cash flows from financing activities:
Borrowings under revolving line of credit	1,700	50,100
Payments under revolving line of credit	(1,700)	(83,800)
Proceeds from the issuance of convertible subordinated debt, net (Note 8)	—	62,375
ASC relocation borrowings	1,847	—
Proceeds from the issuance of common stock	412	702
Payments of other debt, debt issuance fees and capital lease obligations	(724)	(1,020)
Net cash provided by financing activities	1,535	28,357

Net increase (decrease) in cash and cash equivalents	8,523	(80)
Cash and cash equivalents, beginning of period	6,382	2,743
Cash and cash equivalents, end of period	$14,905	$2,663

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

1.               BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.               STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Six months ended June 30,
	2008	2007
Interest paid	$1,660	$3,163
Income taxes paid	211	214

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

During the first six months of 2008 and 2007, the Company obtained medical equipment by entering into capital leases for $449 and $38, respectively.

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

Balances as of:	June 30, 2008	December 31, 2007

Surgical supplies	$1,432	$1,530
Optical products	751	745
Other	123	91
Total inventory	$2,306	$2,366

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2007	$134,692	$10,157	$941	$145,790	$1,768
Acquisitions	—	—	—	—	—
Purchase price adjustments	1,650	350		2,000	—
Other	(100)	(1,110)	—	(1,210	1,110
Amortization	—	—	—	—	(121)
Balance June 30, 2008	$136,242	$9,397	$941	$146,580	$2,757

During the second quarter of 2008, the Company completed its purchase price allocation analysis relating to the acquisition of an optical products purchasing organization in December 2007.  As a result, the Company reclassified $1,110 of goodwill as other intangible assets to be amortized over their useful lives.

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first six months of 2008, the Company did not make any acquisitions.

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

During the first six months of 2008, the Company paid additional purchase price and recorded additional goodwill of $350 relating to the acquisition of an optical products purchasing organization in December 2007.

During the first six months of 2007, the Company acquired a majority interest in two ASCs for $32,686, of which the Company allocated $32,019 to goodwill.

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

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.  The FIN 48 liability has not changed since December 31, 2007.

7.               OTHER (INCOME) EXPENSE

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Loss of non-consolidated affiliate	$—	$18	$—	$34
Gain on sale of minority interests	—	—	—	(79)
Other, net	(5)	(34)	15	(80)
Other (income) expense, net	$(5)	$(16)	$15	$(125)

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

8.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At June 30, 2008, the Company had $72,906 in convertible subordinated debt outstanding, net of debt issuance costs.  As of June 30, 2008, the fair value of the $75,000 Convertible Notes was approximately $58,125, based on the level 2 valuation hierarchy under SFAS No. 157, “Fair Value Measurements.”  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on March 17, 2008.

Revolving Credit Facility

At June 30, 2008, the Company had $24,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 7.8% and was in compliance with all of its covenants.  The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations.  The credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit facility.  The credit facility currently provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability.  This ratio will decrease following September 30, 2008 and will reduce the Company’s maximum borrowing capacity.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions.  The weighted average interest rate on credit line borrowings during the three and six months ended June 30, 2008 was 7.92% and 7.86%, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

Effective February 28, 2008, the Company’s Altamonte Springs, Florida ASC, of which it owns a 70% interest, entered into a $2,800 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The ASC may obtain principal advances under this note to fund the construction of a replacement surgery center located in Orlando, Florida.  As of June 30, 2008, there was $1,847 outstanding under this note.

During the second quarter of 2006, the Company entered into two interest rate swap agreements.  The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility.  The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009.  This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%.  The date of the second interest rate swap was June 28, 2006 and it expires on September 30, 2008.  This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%.  The Company has recognized the fair value of these interest rate swaps as a long-term liability of approximately $314 at June 30, 2008.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $96 at June 30, 2008.

The Company has four outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $275 expires on March 31, 2009.  Three letters of credit in the amounts of $140, $63 and $250 expire on December 31, 2008.  The outstanding letters of credit reduce the amount available under the credit facility.

9.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $379 at June 30, 2008 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 8 for further discussion of the interest rate swaps.  The total comprehensive income for the three and six months ended June 30, 2008 was $2,543 and $4,600, respectively.  The total comprehensive income for the three and six months ended June 30, 2007 was $1,644 and $3,104, respectively.

10.         STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”).  SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three and six months of 2008 and 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  During the first six months of 2008, the Company did not grant any options.  Stock compensation expense of $394 and $835 was recognized on existing stock options during the three and six months ended June 30, 2008, respectively.  Stock compensation expense of $501 and $947 was recognized on existing stock options during the three and six months ended June 30, 2007, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2008 and 2007:

	2008		2007
	Three months	Six months	Three months	Six months
Expected option life in years	—	—	6	6
Risk-free interest rate	—	—	4.77%	4.77%
Dividend yield	—	—	—	—
Expected volatility	—	—	48.1%	48.1%
Per share fair value	—	—	$3.77	$3.77

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

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,208,824	$4.71

Granted	—	—
Exercised	(250,000)	$1.61
Canceled	(95,954)	$9.15

Outstanding at June 30, 2008	3,862,870	$4.80	5.5	$3,196

Exercisable at June 30, 2008	3,029,742	$4.23	4.8	$3,196

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first six months of 2008 was $540.  As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $661, which includes $259 of tax benefits recognized.  During the first six months of 2008, cash received from stock options exercised was $402.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2007	1,091,690	$3.46
Granted	—	—
Vested	(251,103)	$3.32
Canceled	(7,459)	$3.68

Nonvested at June 30, 2008	833,128	$3.50

At June 30, 2008, there was $2,918 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  The Company did not grant any restricted stock awards during the first six months of 2008.  The Company granted 75,000 restricted stock awards during the first quarter of 2007.  As of June 30, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,002, which is expected to be recognized over a weighted-average period of approximately 1.8 years.  The Company recognized compensation expense of $149 and $295 on existing restricted stock awards during the three and six months ended June 30, 2008, respectively.  The Company recognized compensation expense of $154 and $292 on existing restricted stock awards during the three and six months ended June 30, 2007.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Approximately 19,570 and 15,800 shares were purchased under this plan during the six months ended June 30, 2008 and 2007, respectively.  Under the provisions of SFAS 123(R), the Company recognized compensation expense of $15 and $26 during the first six months of 2008 and 2007, respectively.  At June 30, 2008, 232,330 shares were reserved for future issuance under the ESPP.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

As of June 30, 2008, the Company had interest rate swap agreements that are required to be measured at fair value on a recurring basis.  The following table presents the Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of June 30, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Interest rate swaps	—	$379	—	$379
Total	—	$379	—	$379

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

12.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2008 and 2007:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2008
Net revenue	$29,072	$4,307	$1,801	$—	$35,180
Earnings (loss) before taxes	4,710	1,258	197	(2,253)	3,912
Depreciation and amortization	827	103	30	66	1,026
Interest income	7	—	—	11	18
Interest expense	114	—	—	947	1,061
Capital expenditures	1,524	28	11	—	1,563
Accounts receivable	12,253	9,104	539	49	21,945
Identifiable assets	163,550	22,826	2,228	19,511	208,115

Three months ended June 30, 2007
Net revenue	$26,364	$3,704	$1,878	$6	$31,952
Earnings (loss) before taxes	4,367	863	224	(2,844)	2,610
Depreciation and amortization	732	60	34	58	884
Interest income	23	—	—	5	28
Interest expense	89	—	—	1,392	1,481
Capital expenditures	494	92	35	4	625
Accounts receivable	13,557	5,905	656	85	20,203
Identifiable assets	176,464	13,055	2,456	10,814	202,789

Six months ended June 30, 2008
Net revenue	$56,487	$8,869	$3,637	$—	$68,993
Earnings (loss) before taxes	8,640	2,564	359	(4,149)	7,414
Depreciation and amortization	1,623	228	60	136	2,047
Interest income	25	—	—	23	48
Interest expense	230	—	—	1,884	2,114
Capital expenditures	2,678	111	11	16	2,816
Accounts receivable	12,253	9,104	539	49	21,945
Identifiable assets	163,550	22,826	2,228	19,511	208,115

Six months ended June 30, 2007
Net revenue	$50,641	$8,084	$3,780	$15	$62,520
Earnings (loss) before taxes	8,243	2,285	381	(5,786)	5,123
Depreciation and amortization	1,416	119	72	109	1,716
Interest income	56	—	—	8	64
Interest expense	172	—	—	2,669	2,841
Capital expenditures	1,119	143	121	254	1,637
Accounts receivable	13,557	5,905	656	85	20,203
Identifiable assets	176,464	13,055	2,456	10,814	202,789

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

13.         RECENT ACCOUNTING PRONOUNCEMENTS

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

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

In April, 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142.  The provisions of FSP 142-3 are effective for the Company as of January 1, 2009.   The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.   The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company is currently evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Staff position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company is currently evaluating the impact of the adoption of this position on its consolidated financial statements.

14.         SUBSEQUENT EVENTS

On July 2, 2008, the Company acquired a 51% interest in the Interventional Pain Management Center located in Baton Rouge, Louisiana.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data; unaudited)

On July 23, 2008, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $8,000 of the Company’s common stock in the open market or in private transactions during the 12-month period ending July 31, 2009 at prevailing market prices.

On August 7, 2008, the Company’s Laredo, Texas ASC, of which it owns a 96% interest, sold substantially all of its assets for $156.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 25 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of June 30, 2008, we owned and operated 34 ASCs, of which 32 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services company.  In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•                  Consolidated net revenue increased 10.4% to $69.0 million.  Surgical facilities net revenue increased 11.5% to $56.5 million (same-facility surgical net revenue increased 3.0% to $51.4 million).

•                  Operating income increased 14.8% to $17.5 million.

•                  Income from continuing operations increased 44.7% to $4.5 million.

•                  Cash flow from operations of $10.8 million

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Revenue:
Surgical facilities	82.6%	82.5%	81.9%	81.0%
Product sales and other	17.4	17.5	18.1	19.0
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.5	30.6	30.4	31.3
Cost of sales and medical supplies	23.3	23.7	23.4	23.2
Selling, general and administrative	17.2	18.1	17.9	18.4
Depreciation and amortization	2.9	2.8	3.0	2.7
Total operating expenses	73.9	75.2	74.7	75.6

Operating income	26.1	24.8	25.3	24.4

Minority interests in earnings of consolidated entities	12.0	12.1	11.6	11.9
Other (income) expense	3.0	4.5	3.0	4.2
Income before income taxes	11.1	8.2	10.7	8.3
Income tax provision	4.3	3.2	4.2	3.2
Net income from continuing operations	6.8	5.0	6.5	5.1
Net loss from discontinued operations	(0.1)	(0.4)	—	(0.3)
Net income	6.7%	4.6%	6.5%	4.8%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net Revenue

Consolidated.  Total net revenue increased 10.1% from $31.9 million to $35.2 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2008 and 2007.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 10.3% from $26.4 million to $29.1 million.  This increase was primarily the result of $2.0 million of net revenue from ASCs acquired or developed after April 1, 2007 (“new ASCs”) and a $0.8 million, or 3.1%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The increase in same-facility net revenue was primarily the result of a 0.2% increase in the number of same-facility procedures performed and a 2.9% increase in the net revenue per procedure due to a change in procedure mix.

On July 18, 2008, the Centers for Medicare and Medicaid Services (CMS) published their proposed 2009 rates for ASCs.  The proposal includes a decrease in the cataract rate in 2009.  As with previous rate changes, the cataract rate change tends to determine the overall impact to us as the changes in the other procedure rates tend to net each other out.  Our preliminary estimate is that the proposed 2009 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.6 million.  This does not include any potential wage-index changes.  This revenue reduction approximates a $0.01 impact on earnings per share.

	Three Months Ended June 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$26,507	$25,707	$800
# of procedures	31,468	31,406	62

New ASCs:
Net revenue	$2,565	$573	$1,992
# of procedures	2,732	724	2,008

Expired laser services agreement and ASC closures
Net revenue	$—	$84	$(84)
# of procedures	—	214	(214)

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the second quarter increased 9.3% from $5.6 million to $6.1 million.  Net revenue at our optical products and services business increased by $0.7 million due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and an increase in existing customer orders.

	Three Months Ended June 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Product Sales:
Optical laboratories	$1,551	$1,622	$(71)
Optical products purchasing organization	1,519	808	711
Marketing products and services	756	800	(44)
Optometric practice/retail store	481	474	7
	4,307	3,704	603
Other:
Ophthalmology practice	1,801	1,878	(77)
Other	—	6	(6)
	1,801	1,884	(83)

Total Net Product Sales and Other Revenue	$6,108	$5,588	$520

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 9.7% from $9.8 million to $10.7 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 30.6% to 30.5%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 10.7% from $5.4 million to $6.0 million.  The increase was primarily the result of staff costs associated with new ASCs and staffing required at some of our same-facility ASCs.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 4.2% from $2.0 million to $2.1 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Corporate.  Salaries, wages and benefits expense increased 12.3% from $2.3 million to $2.6 million.  The increase was primarily due to incentive accrual and health insurance increases.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 8.2% from $7.6 million to $8.2 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.7% to 23.3%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 11.2% from $6.1 million to $6.8 million.  The expense increase was primarily the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 4.2% from $1.5 million to $1.4 primarily do to a decrease in volume at our optical laboratories business.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 4.3% from $5.8 million to $6.0 million.  As a percentage of net revenue, selling, general and administrative expense decreased from 18.1% to 17.2%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 8.8% from $5.0 million to $5.4 million.  The increase is due to costs associated with our new ASCs and an increase of $0.2 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 10.4% from $0.9 million to $1.0 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Corporate.  Corporate selling, general and administrative expense decreased by $0.3 million.  The net expense decrease consists of two components.  Corporate selling, general and administrative expenses decreased by $0.2 million due to an increase of $0.2 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.  Corporate selling, general and administrative expenses decreased by $0.1 million due to lower travel and other expenses.

Depreciation and Amortization. Depreciation and amortization expense increased 16.1% from $0.9 million to $1.0 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Minority Interests and Other (Income) Expense.  Minority interests in the earnings of our ASCs were $4.2 million in 2008 as compared to $3.9 million in 2007.  All of this increase is attributable to new ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net decreased from $1.5 million to $1.0 million due to a lower effective interest rate on borrowings primarily due to our convertible note offering during the second quarter of 2007.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  We continued to incur costs associated with our Laredo, Texas ASC during the second quarter of 2008.  On August 7, 2008, our Laredo, Texas ASC, of which we own a 96% interest, sold substantially all its assets for $0.2 million.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net Revenue

Consolidated.  Total net revenue increased 10.4% from $62.5 million to $69.0 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2008 and 2007.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 11.5% from $50.6 million to $56.5 million.  This increase was primarily the result of $4.6 million of net revenue from ASCs acquired or developed after January 1, 2007 (“new ASCs”) and a $1.5 million, or 3.0%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The increase in same-facility net revenue was primarily the result of a 0.4% increase in the number of same-facility procedures performed and a 2.6% increase in the net revenue per procedure due to a change in procedure mix.

On July 18, 2008, the Centers for Medicare and Medicaid Services (CMS) published their proposed 2009 rates for ASCs.  The proposal includes a decrease in the cataract rate in 2009.  As with previous rate changes, the cataract rate change tends to determine the overall impact to us as the changes in the other procedure rates tend to net each other out.  Our preliminary estimate is that the proposed 2009 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.6 million.  This does not include any potential wage-index changes.  This revenue reduction approximates a $0.01 impact on earnings per share.

	Six Months Ended June 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$51,362	$49,875	$1,487
# of procedures	61,459	61,244	215

New ASCs:
Net revenue	$5,125	$573	$4,552
# of procedures	5,576	724	4,852

Expired laser services agreement and ASC closures
Net revenue	$—	$193	$(193)
# of procedures	—	485	(485)

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first six months increased 5.3% from $11.9 million to $12.5 million.  Net revenue at our optical products and services business increased by $1.4 million due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and an increase in existing customer orders.  Net revenue from our marketing products and services business decreased by $0.6 million primarily due to a reduction in sales of marketing products to medical device manufacturers to promote their refractive intraocular lens technology.

	Six Months Ended June 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Product Sales:
Optical laboratories	$3,155	$3,261	$(106)
Optical products purchasing organization	3,037	1,611	1,426
Marketing products and services	1,684	2,260	(576)
Optometric practice/retail store	993	952	41
	8,869	8,084	785
Other:
Ophthalmology practice	3,637	3,780	(143)
Other	—	15	(15)
	3,637	3,795	(158)

Total Net Product Sales and Other Revenue	$12,506	$11,879	$627

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 7.0% from $19.6 million to $21.0 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 31.3% to 30.4%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 12.6% from $10.8 million to $12.1 million.  The increase was primarily the result of staff costs associated with new ASCs and staffing required at same-facility ASCs.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 5.3% from $4.2 million to $4.4 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Corporate.  Salaries, wages and benefits expense decreased 4.4% from $4.6 million to $4.4 million.  The decrease was primarily due to staffing reductions and a decrease in stock compensation expense.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 11.4% from $14.5 million to $16.2 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.2% to 23.4%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 15.6% from $11.4 million to $13.2 million.  The expense increase was primarily the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 3.8% from $3.1 million to $3.0 million primarily due to decreased revenue at our marketing products and services business.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 7.4% from $11.5 million to $12.3 million.  As a percentage of net revenue, selling, general and administrative expense decreased from 18.4% to 17.9%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 9.8% from $9.8 million to $10.8 million.  The increase is due to costs associated with our new ASCs and an increase of $0.4 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 11.1% from $1.7 million to $1.9 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Corporate.  Corporate selling, general and administrative expense decreased by $0.3 million due to an increase of $0.4 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.  Excluding the management and billing/collections fees, corporate selling, general and administrative expense were flat compared to the first six months of 2007.

Depreciation and Amortization. Depreciation and amortization expense increased 19.3% from $1.7 million to $2.0 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Minority Interests and Other (Income) Expense.  Minority interests in the earnings of our ASCs were $8.0 million in 2008 as compared to $7.4 million in 2007.  All of this increase is attributable to new ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net decreased from $2.8 million to $2.1 million due to a lower effective interest rate on borrowings primarily due to our convertible note offering during the second quarter of 2007.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  We continued to incur costs associated with our Laredo, Texas ASC during the first six months of 2008.  On August 7, 2008, our Laredo, Texas ASC, of which we own a 96% interest, sold substantially all of its assets for $0.2 million.  As part of our discontinued operations plan announced in the fourth quarter of 2007, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC in February 2008.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

Liquidity and Capital Resources

Operating activities during the first six months of 2008 generated $10.8 million in cash flow compared to $5.6 million in the comparable 2007 period.  Of the $5.2 million increase in cash flow from operating activities, $2.7 million was due to higher net income after adding back the following non-cash items: depreciation and amortization, gain on sale of minority interests/divestitures, (earnings) loss on non-consolidated affiliate, stock-based compensation expense, gain on sale of ASC, deferred income taxes and asset impairment charge.  Changes in operating assets and liabilities added $3.0 million to the increase in cash flows from operating activities and the difference between minority interest and distributions to minority partners resulted in a decrease of $0.6 million.  The primary driver to the cash contribution from the changes in operating assets and liabilities was due to the timing of cash payments and a decrease in incentive compensation payments during 2008.

Investing activities during the first six months of 2008 resulted in negative cash flow of $3.8 million.  Investing activities during the first six months of 2008 included the purchase of property and equipment for $2.8 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs, the payment of additional purchase price consideration of $0.3 million for our optical products purchasing organization, and proceeds of $0.2 million relating to the sale of our Thibodaux, Louisiana ASC.  Investing activities during the first six months of 2007 resulted in negative cash flow of $34.1 million which included the acquisition of two ASCs for $32.7 million, the purchase of property and equipment for $1.6 million and proceeds of $0.3 million relating to the sale of minority interests.

Cash flows from financing activities during the first six months of 2008 included net proceeds of $0.4 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $1.8 million relating to the development and relocation of an ASC.  These proceeds were offset by $0.7 million of capital lease and other debt obligation payments.  Cash flows from financing activities during the first six months of 2007 included $62.4 million of net proceeds related to the issuance of convertible debt and $0.7 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $33.7 million of net payments under our credit facility and $1.0 million of capital lease obligation payments.

In June 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At June 30, 2008, we had $72.9 million in convertible subordinated debt outstanding, net of debt issuance costs.  As of June 30, 2008, the fair value of the $75 million Convertible Notes was approximately $58.1 million, based on the level 2 valuation hierarchy under SFAS No. 157.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 17, 2008.

At June 30, 2008, we had $24.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our covenants.  The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations.  The credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit facility.  Our credit facility currently provides for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability.  This ratio will decrease following September 30, 2008 and will reduce our maximum borrowing capacity.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions.  The weighted average interest rate on credit line borrowings at June 30, 2008 was 7.8%.

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

As of June 30, 2008, we had cash and cash equivalents of $14.9 million of which $2.6 million was restricted pursuant to agreements with seven of our ASCs.  As of June 30, 2008, we had working capital of $25.9 million.

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

Effective February 28, 2008, our Altamonte Springs, Florida ASC, of which we own a 70% interest, entered into a $2.8 million installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The ASC may obtain principal advances under this note to fund the construction of a replacement surgery center located in Orlando, Florida.  As of June 30, 2008, there was $1.8 million outstanding under this note.

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

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for us beginning on January 1, 2009.  We are currently evaluating the impact of the adoption of SFAS 161 on our consolidated financial statements.

In April, 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142.  The provisions of FSP 142-3 are effective for us as of January 1, 2009.   The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.   The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

In May 2008, the FASB issued Staff position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.”  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  We are currently evaluating the impact of the adoption of this position on our consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.  This Form 10-Q contains certain “forward-looking statements” that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.  These risks and uncertainties relate to our business, our industry and our common stock and include: reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities, our ability to manage our increasing borrowing costs as we incur additional indebtedness to fund the acquisition and development of surgical facilities; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary.  These factors and others are more fully set forth in our Annual Report on Form 10-K under “Item 1A-Risk Factors”.  You should not place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q to reflect the occurrence of unanticipated events.

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

At June 30, 2008, we had $24.0 million outstanding under our credit facility, all of which was subject to the two swap agreements noted above.  Accordingly, a hypothetical 100 basis point increase in market interest rates would not result in any additional interest expense.  The fair value of our long-term debt approximated its carrying value at June 30, 2008.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty”), an affiliate of the underwriter.  The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share.  The cost of the call options totaled $24.0 million.  In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes.  We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million.  Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share.  For further discussion about the Convertible Notes and the related call options and warrants, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 17, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.            Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs

04/01/2008 – 04/30/2008	1,690	$4.00	None	None
05/01/2008 – 05/31/2008	2,430	$3.98	None	None
06/01/2008 – 06/30/2008	2,418	$3.82	None	None

(1)	Represents shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 21, 2008 at which the stockholders voted to elect two Class III Directors for a term of three years expiring at our 2011 Annual Meeting of Stockholders and to approve amendments to the Company’s Amended and Restated 1999 Stock Purchase Plan.  Results of the voting were as follows:

Directors	For	Authority Withheld

Scott H. Kirk, M.D.	18,396,063	2,447,535
Steven V. Napolitano	18,420,587	2,423,011

The remaining directors, Thomas S. Hall, R. Judd Jessup, Robert J. Kelly, and C.A. Lance Piccolo all continued their terms of office as directors of the Company after the 2008 Annual Meeting of Stockholders.

Amend 1999 Stock Purchase Plan	For	Against	Abstain

	11,875,809	2,414,075	29,472

Item 6. Exhibits

10.1	Second Amended and Restated 1999 Stock Purchase Plan (incorporated by reference to the registrant’s Form 8-K filed May 23, 2008)

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	August 11, 2008
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	August 11, 2008
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)