Form 10-Q
period 2008-09-30
NOVAMED INC
filed 2008-11-10
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 4, 2008, there were outstanding 23,613,468 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $2,083 and $2,961 of restricted cash, respectively	$4,847	$6,382
Accounts receivable, net of allowances of $41,131 and $27,698, respectively	22,834	19,298
Notes and amounts due from related parties	471	471
Inventory	2,290	2,366
Prepaid expenses and deposits	1,421	1,410
Current tax assets	2,228	1,840
Current assets of discontinued operations	—	163
Total current assets	34,091	31,930
Property and equipment, net	15,480	13,566
Intangible assets, net	159,793	147,558
Noncurrent deferred tax assets, net	—	1,718
Other assets, net	755	889
Noncurrent assets of discontinued operations	—	43
Total assets	$210,119	$195,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,214	$7,848
Accrued expenses and income taxes payable	6,350	4,479
Current maturities of long-term debt	1,540	1,035
Current liabilities of discontinued operations	—	130
Total current liabilities	18,104	13,492
Long-term debt, net of current maturities	26,122	28,500
Convertible subordinated debt, net of debt issuance costs	73,037	72,676
Other long-term liabilities	571	839
Deferred income taxes	2,217	—
Minority interests	15,153	15,024
Commitments and contingencies
Stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,696,349 and 29,406,779 shares issued at September 30, 2008 and December 31, 2007, respectively	296	293
Additional paid-in-capital	96,057	93,271
Accumulated deficit	(10,076)	(17,250)
Accumulated other comprehensive loss	(187)	(450)
Treasury stock, at cost, 4,963,122 and 4,842,839 shares at September 30, 2008 and December 31, 2007, respectively	(11,175)	(10,691)
Total stockholders’ equity	74,915	65,173
Total liabilities and stockholders’ equity	$210,119	$195,704

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net revenue:
Surgical facilities	$29,680	$26,993	$86,167	$77,634
Product sales and other	6,370	5,764	18,876	17,643
Total net revenue	36,050	32,757	105,043	95,277

Operating expenses:
Salaries, wages and benefits	10,808	10,100	31,773	29,685
Cost of sales and medical supplies	8,328	7,677	24,510	22,202
Selling, general and administrative	6,649	5,983	18,973	17,460
Depreciation and amortization	1,080	965	3,127	2,681
Total operating expenses	26,865	24,725	78,383	72,028

Operating income	9,185	8,032	26,660	23,249

Minority interests in earnings of consolidated entities	4,190	3,841	12,170	11,283
Interest (income) expense, net	1,057	1,007	3,123	3,784
Other (income) expense, net	5	(24)	20	(149)
Income before income taxes	3,933	3,208	11,347	8,331
Income tax provision	1,534	1,251	4,425	3,249
Income from continuing operations	2,399	1,957	6,922	5,082
Loss from discontinued operations	(2)	(43)	(91)	(204)
Gain on disposal of discontinued operations	248	—	343	—
Net income	$2,645	$1,914	$7,174	$4,878

Basic earnings per common share:
Income from continuing operations	$0.10	$0.08	$0.28	$0.21
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)
Net income	$0.11	$0.08	$0.29	$0.20

Diluted earnings per common share:
Income from continuing operations	$0.10	$0.08	$0.28	$0.20
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)
Net income	$0.11	$0.08	$0.29	$0.19

Weighted average common shares outstanding	24,620	24,154	24,528	24,055
Dilutive effect of employee stock options and restricted stock	596	929	629	1,109
Diluted weighted average common shares outstanding	25,216	25,083	25,157	25,164

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands, unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated)	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Par Value	Capital	(Deficit)	Income (Loss)	Shares	At Cost	Equity
Balance, December 31, 2007	29,407	$293	$93,271	$(17,250)	$(450)	(4,843)	$(10,691)	$65,173

Stock options exercised, net	254	3	982	—	—	—	—	985
Shares issued - employee stock purchase plan	35	—	115	—	—	—	—	115
Repurchases of common stock	—	—	—	—	—	(100)	(404)	(404)
Restricted stock grants	—	—	—	—	—	(20)	(80)	(80)
Stock compensation expense	—	—	1,689	—	—	—	—	1,689
Unrealized gain on interest rate swaps	—	—	—	—	263	—	—	263
Net income	—	—	—	7,174	—	—	—	7,174
Balance, September 30, 2008	29,696	$296	$96,057	$(10,076)	$(187)	(4,963)	$(11,175)	$74,915

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,174	$4,878
Adjustments to reconcile net income to net cash provided by operations, net of effects of purchase transactions—
Depreciation and amortization	3,134	2,976
Deferred income taxes	3,614	2,499
Stock-based compensation	1,689	1,943
Loss of non-consolidated affiliate	—	58
Gain on sale of ASC	(299)	—
Gain on sale of minority interests	—	(79)
Minority interests	12,178	11,087
Distributions to minority partners	(12,271)	(10,693)
Asset impairment charge	(34)	—
Changes in operating assets and liabilities—
Accounts receivable	(2,167)	(1,076)
Inventory	121	(246)
Other current assets	13	(128)
Accounts payable and accrued expenses	2,600	(824)
Other noncurrent assets	1,246	483
Net cash provided by operating activities	16,998	10,878

Cash flows from investing activities:
Payments for acquisitions, net	(11,561)	(32,724)
Proceeds from sale of minority interests	—	273
Proceeds from sale of ASC	376	—
Purchases of property and equipment	(3,932)	(1,878)
Other	(989)	—
Net cash used in investing activities	(16,106)	(34,329)

Cash flows from financing activities:
Borrowings under revolving line of credit	4,700	54,500
Payments under revolving line of credit	(8,700)	(88,200)
Proceeds from the issuance of convertible subordinated debt, net (Note 8)	—	62,375
ASC relocation borrowings	2,484	—
Other long-term borrowings	103	37
Proceeds from the issuance of common stock	442	918
Repurchase of common stock	(404)	—
Payments of other debt, debt issuance fees and capital lease obligations	(1,052)	(1,961)
Net cash (used in) provided by financing activities	(2,427)	27,669

Net (decrease) increase in cash and cash equivalents	(1,535)	4,218
Cash and cash equivalents, beginning of period	6,382	2,743
Cash and cash equivalents, end of period	$4,847	$6,961

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

1.               BASIS OF PRESENTATION

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2007, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.               STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Nine months ended September 30,
	2008	2007
Interest paid	$2,326	$4,001
Income taxes paid	302	519

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

During the first nine months of 2008 and 2007, the Company obtained medical equipment by entering into capital leases for $451 and $294, respectively.

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

Balances as of:	September 30, 2008	December 31, 2007
Surgical supplies	$1,440	$1,530
Optical products	727	745
Other	123	91
Total inventory	$2,290	$2,366

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2007	$134,692	$10,157	$941	$145,790	$1,768
Acquisitions	8,628	627	—	9,255	1,241
Purchase Price Adjustments	1,650	350		2,000	—
Other	(67)	(1,110)	—	(1,177)	1,110
Amortization	—	—	—	—	(194)
Balance September 30, 2008	$144,903	$10,024	$941	$155,868	$3,925

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

During the first nine months of 2008, the Company acquired a 51% interest in a pain management ASC located in Baton Rouge, Louisiana and MDnetSolutions, a marketing and software solutions business for $11,227, of which the Company allocated $10,496 to goodwill and other intangibles.

During the third quarter of 2008, the Company’s Laredo, Texas ASC, of which it owns a 96% interest, sold substantially all of its assets for $156.  As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $243 in the third quarter of 2008.

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

During the first quarter of 2008, the Company paid additional purchase price and recorded additional goodwill of $350 relating to the acquisition of an optical products purchasing organization in December 2007.

During the first nine months of 2007, the Company acquired a majority interest in two ASCs for $32,686, of which the Company allocated $32,019 to goodwill.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007 (“FIN 48”).  As a result of the implementation of FIN 48, the Company recognized a liability for unrecognized tax benefits of approximately $416.  No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility.  No interest or penalties have been accrued relative to these positions due to the Company having either a tax loss or having utilized a net operating loss carryforward to offset any taxable income in all subject years.  Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the FIN 48 liability.  Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.  The FIN 48 liability has not changed since December 31, 2007.

7.               OTHER (INCOME) EXPENSE

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Loss of non-consolidated affiliate	$—	$24	$—	$58
Gain on sale of minority interests	—	—	—	(79)
Other, net	5	(48)	20	(128)
Other (income) expense, net	$5	$(24)	$20	$(149)

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

8.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At September 30, 2008, the Company had $73,037 in convertible subordinated debt outstanding, net of debt issuance costs.  As of September 30, 2008, the fair value of the $75,000 Convertible Notes was approximately $64,875, based on the level 2 valuation hierarchy under SFAS No. 157, “Fair Value Measurements.”  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K filed on March 17, 2008.

Revolving Credit Facility

At September 30, 2008, the Company had $20,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 6.95% and was in compliance with all of its covenants.  The revolving credit facility matures in February 2010.  The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations.  The credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit facility.  The credit facility provided for temporary increases in this ratio through

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

September 30, 2008 for purposes of calculating the maximum borrowing availability.  This ratio decreased following September 30, 2008 and will reduce the Company’s maximum borrowing capacity.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions.  The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2008 was 7.90% and 7.87%, respectively.

Effective February 28, 2008, the Company’s Altamonte Springs, Florida ASC, of which it owns a 70% interest, entered into a $2,800 installment note which matures on December 31, 2015.  Effective August 13, 2008, the installment note was amended to increase the total loan amount to $3,300.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The ASC may obtain principal advances under this note to fund the construction of a replacement surgery center located in Orlando, Florida.  As of September 30, 2008, there was $2,484 outstanding under this note.

During the second quarter of 2006, the Company entered into two interest rate swap agreements.  The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility.  The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009.  This interest rate swap effectively fixes the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%.  The Company has recognized the fair value of this interest rate swap as a long-term liability of approximately $131 at September 30, 2008.  The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $84 at September 30, 2008.

The Company has four outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $275 expires on March 31, 2009.  Three letters of credit in the amounts of $140, $63 and $250 expire on December 31, 2008.  The outstanding letters of credit reduce the amount available under the credit facility.

9.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $187 at September 30, 2008 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 8 for further discussion of the interest rate swaps.  The total comprehensive income for the three and nine months ended September 30, 2008 was $2,837 and $7,437, respectively.  The total comprehensive income for the three and nine months ended September 30, 2007 was $1,718 and $4,822, respectively.

10.         STOCK BASED COMPENSATION

 The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”).  SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three and nine months of 2008 and 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

on the grant-date fair value estimated using the Black-Scholes option-pricing model.  During the first nine months of 2008, the Company did not grant any options.  Stock compensation expense of $388 and $1,223 was recognized on existing stock options during the three and nine months ended September 30, 2008, respectively.  Stock compensation expense of $513 and $1,460 was recognized on existing stock options during the three and nine months ended September 30, 2007, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2008 and 2007:

	2008		2007
	Three months	Nine months	Three months	Nine months
Expected option life in years	—	—	6	6
Risk-free interest rate	—	—	4.72%	4.77%
Dividend yield	—	—	—	—
Expected volatility	—	—	47.0%	48.1%
Per share fair value	—	—	$3.09	$3.77

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

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,208,824	$4.71

Granted	—	—
Exercised	(254,000)	$1.60
Canceled	(148,143)	$8.26

Outstanding at September 30, 2008	3,806,681	$4.78	5.3	$4,620

Exercisable at September 30, 2008	3,090,620	$4.29	4.7	$4,620

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first nine months of 2008 was $797.  As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $985, which includes $578 of tax benefits recognized.  During the first nine months of 2008, cash received from stock options exercised was $406.

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

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

these tendered shares into treasury resulting in an increase in treasury stock of $626.  These shares are available for future issuance under the Company’s stock incentive plans.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2007	1,091,690	$3.46
Granted	—	—
Vested	(362,106)	$3.38
Canceled	(13,523)	$3.70

Nonvested at September 30, 2008	716,061	$3.50

At September 30, 2008, there was $2,507 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over 3.5 years.

The Company also grants restricted stock awards to certain employees.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  The Company did not grant any restricted stock awards during the first nine months of 2008.  The Company granted 75,000 restricted stock awards during the first quarter of 2007.  As of September 30, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $854, which is expected to be recognized over a weighted-average period of approximately 1.6 years.  The Company recognized compensation expense of $148 and $443 on existing restricted stock awards during the three and nine months ended September 30, 2008, respectively.  The Company recognized compensation expense of $154 and $446 on existing restricted stock awards during the three and nine months ended September 30, 2007.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Approximately 35,570 and 36,800 shares were purchased under this plan during the nine months ended September 30, 2008 and 2007, respectively.  Under the provisions of SFAS 123(R), the Company recognized compensation expense of $23 and $37 during the first nine months of 2008 and 2007, respectively.  At the Company’s 2008 Annual Stockholders’ meeting in May 2008, the stockholders approved an amendment to the ESPP increasing the number of shares of common stock reserved for issuance under the ESPP from 400,000 shares to a total of 600,000 shares.  At September 30, 2008, 216,330 shares were reserved for future issuance under the ESPP.

11.         FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements.  Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

As of September 30, 2008, the Company had interest rate swap agreements that are required to be measured at fair value on a recurring basis.  The following table presents the Company’s liabilities measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 as of September 30, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Interest rate swaps	—	$187	—	$187
Total	—	$187	—	$187

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data; unaudited)

12.  OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2008 and 2007:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2008
Net revenue	$29,680	$4,399	$1,971	$—	$36,050
Earnings (loss) before taxes	4,481	1,234	179	(1,961)	3,933
Depreciation and amortization	849	132	33	66	1,080
Interest income	8	—	—	4	12
Interest expense	950	—	—	119	1,069
Capital expenditures	1,009	36	32	39	1,116
Accounts receivable	13,136	9,083	557	58	22,834
Identifiable assets	173,429	24,909	2,228	9,553	210,119

Three months ended September 30, 2007
Net revenue	$26,993	$3,870	$1,889	$5	$32,757
Earnings (loss) before taxes	4,028	1,017	208	(2,045)	3,208
Depreciation and amortization	805	57	34	69	965
Interest income	23	—	—	19	42
Interest expense	103	—	—	946	1,049
Capital expenditures	181	41	2	17	241
Accounts receivable	13,187	6,017	690	102	19,996
Identifiable assets	175,467	13,128	2,436	14,692	205,723

Nine months ended September 30, 2008
Net revenue	$86,167	$13,269	$5,607	$—	$105,043
Earnings (loss) before taxes	13,121	3,798	538	(6,110)	11,347
Depreciation and amortization	2,472	360	93	202	3,127
Interest income	33	—	—	27	60
Interest expense	349	—	—	2,834	3,183
Capital expenditures	3,687	147	43	55	3,932
Accounts receivable	13,136	9,083	557	58	22,834
Identifiable assets	173,429	24,909	2,228	9,553	210,119

Nine months ended September 30, 2007
Net revenue	$77,634	$11,954	$5,669	$20	$95,277
Earnings (loss) before taxes	12,270	3,302	590	(7,831)	8,331
Depreciation and amortization	2,221	176	106	178	2,681
Interest income	79	—	—	27	106
Interest expense	275	—	—	3,615	3,890
Capital expenditures	1,301	183	123	271	1,878
Accounts receivable	13,187	6,017	690	102	19,996
Identifiable assets	175,467	13,128	2,436	14,692	205,723

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statements.

In April 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142.  The provisions of FSP 142-3 are effective for the Company as of January 1, 2009.   The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.   The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company is currently evaluating the impact of the adoption of FSP 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Staff position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“APB 14-1”).  APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years.  Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period.  The Company is currently evaluating the impact of the adoption of this position on its consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 24 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of September 30, 2008, we owned and operated 35 ASCs, of which 33 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and a marketing products and services business.  In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•      Consolidated net revenue increased 10.3% to $105.0 million.  Surgical facilities net revenue increased 11.0% to $86.2 million (same-facility surgical net revenue increased 3.5% to $77.2 million).

•      Operating income increased 14.7% to $26.7 million.

•      Income from continuing operations increased 36.2% to $6.9 million.

•      Cash flow from operations of $17.0 million

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Revenue:
Surgical facilities	82.3%	82.4%	82.0%	81.5%
Product sales and other	17.7	17.6	18.0	18.5
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.0	30.8	30.2	31.2
Cost of sales and medical supplies	23.1	23.4	23.3	23.3
Selling, general and administrative	18.4	18.3	18.1	18.3
Depreciation and amortization	3.0	3.0	3.0	2.8
Total operating expenses	74.5	75.5	74.6	75.6

Operating income	25.5	24.5	25.4	24.4

Minority interests in earnings of consolidated entities	11.6	11.7	11.6	11.8
Other (income) expense	3.0	3.0	3.0	3.9
Income before income taxes	10.9	9.8	10.8	8.7
Income tax provision	4.2	3.8	4.2	3.4
Net income from continuing operations	6.7	6.0	6.6	5.3
Net income (loss) from discontinued operations	0.7	(0.1)	0.2	(0.2)
Net income	7.4%	5.9%	6.8%	5.1%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net Revenue

Consolidated.  Total net revenue increased 10.1% from $32.8 million to $36.1 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2008 and 2007.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 10.0% from $27.0 million to $29.7 million.  This increase was primarily the result of $1.6 million of net revenue from ASCs acquired or developed after July 1, 2007 (“new ASCs”) and a $1.4 million, or 5.1%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The increase in same-facility net revenue was primarily the result of a 0.8% increase in the number of same-facility procedures performed and a 4.3% increase in the net revenue per procedure due to a change in procedure mix and fee increases.

On October 30, 2008, the Centers for Medicare and Medicaid Services (CMS) published their final 2009 rates for ASCs.  The final rates include a decrease in the cataract rate in 2009.  As with previous rate changes, the cataract rate change tends to determine the overall impact to us as the changes in the other procedure rates tend to net each other out.  Our preliminary estimate is that the final 2009 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.6 million.  This does not include any potential wage-index changes.  This revenue reduction approximates a $0.01 impact on earnings per share.

	Three Months Ended September 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$28,319	$26,953	$1,366
# of procedures	32,985	32,726	259

New ASCs:
Net revenue	$1,361	$—	$1,361
# of procedures	3,671	—	3,671

Expired laser services agreement and ASC closures
Net revenue	$—	$40	$(40)
# of procedures	—	126	(126)

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the third quarter increased 10.5% from $5.8 million to $6.4 million.  Net revenue at our optical products and services business increased by $0.7 million due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and an increase in existing customer orders.

	Three Months Ended September 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Product Sales:
Optical laboratories	$1,469	$1,560	$(91)
Optical products purchasing organization	1,450	793	657
Marketing products and services	1,010	1,023	(13)
Optometric practice/retail store	470	494	(24)
	4,399	3,870	529
Other:
Ophthalmology practice	1,971	1,889	82
Other	—	5	(5)
	1,971	1,894	77

Total Net Product Sales and Other Revenue	$6,370	$5,764	$606

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 7.0% from $10.1 million to $10.8 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 30.8% to 30.0%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 8.6% from $5.8 million to $6.3 million.  The increase was primarily the result of staff costs associated with new ASCs and additional staffing required at some of our same-facility ASCs.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 9.5% from $2.1 million to $2.3 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and the acquisition of a marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense remained flat at $2.2 million.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 8.5% from $7.7 million to $8.3 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.4% to 23.1%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 11.6% from $6.2 million to $6.9 million.  The expense increase was primarily the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments remained flat at $1.5 million.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 11.1% from $6.0 million to $6.6 million.  As a percentage of net revenue, selling, general and administrative expense increased from 18.3% to 18.4%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 11.4% from $5.3 million to $5.9 million.  The increase is due to costs associated with our new ASCs and an increase of $0.2 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 25.7% from $0.9 million to $1.1 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and the acquisition of a marketing solutions business during the third quarter of 2008.

Corporate.  Corporate selling, general and administrative expense decreased by $0.2 million due to an increase of $0.2 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.  Excluding the management and billing/collections fees, corporate selling, general and administrative expense was flat compared to the third quarter of 2007.

Depreciation and Amortization. Depreciation and amortization expense increased 11.9% from $1.0 million to $1.1 million due to amortization of intangible assets acquired in conjunction with our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Minority Interests and Other (Income) Expense.  Minority interests in the earnings of our ASCs were $4.2 million in 2008 as compared to $3.8 million in 2007.  All of this increase is attributable to new ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net increased from $1.0 million to $1.1 million due to interest on borrowings relating to the development and relocation of an ASC.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  We continued to incur costs associated with our Laredo, Texas ASC during the third quarter of 2008.  On August 7, 2008, our Laredo, Texas ASC, of which we own a 96% interest, sold substantially all of its assets for $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net Revenue

Consolidated.  Total net revenue increased 10.3% from $95.3 million to $105.0 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2008 and 2007.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 11.0% from $77.6 million to $86.2 million.  This increase was primarily the result of $6.2 million of net revenue from ASCs acquired or developed after January 1, 2007 (“new ASCs”) and a $2.6 million, or 3.5%, increase from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The increase in same-facility net revenue was primarily the result of a 0.3% increase in the number of same-facility procedures performed and a 3.2% increase in the net revenue per procedure due to a change in procedure mix and fee increases.

On October 30, 2008, the Centers for Medicare and Medicaid Services (CMS) published their final 2009 rates for ASCs.  The final rates include a decrease in the cataract rate in 2009.  As with previous rate changes, the cataract rate change tends to determine the overall impact to us as the changes in the other procedure rates tend to net each other out.  Our preliminary estimate is that the final 2009 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.6 million.  This does not include any potential wage-index changes.  This revenue reduction approximates a $0.01 impact on earnings per share.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$77,174	$74,584	$2,590
# of procedures	91,884	91,609	275

New ASCs:
Net revenue	$8,993	$2,817	$6,176
# of procedures	11,807	3,085	8,722

Expired laser services agreement and ASC closures
Net revenue	$—	$233	$(233)
# of procedures	—	611	(611)

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first nine months increased 7.0% from $17.6 million to $18.9 million.  Net revenue at our optical products and services business increased by $2.1 million due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and an increase in existing customer orders.  Net revenue from our marketing products and services business decreased by $0.6 million primarily due to a reduction in sales of marketing products to medical device manufacturers to promote their refractive intraocular lens technology offset by an increase due to the acquisition of a marketing solutions business during the third quarter of 2008.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2008	2007	(Decrease)

Product Sales:
Optical laboratories	$4,625	$4,821	$(196)
Optical products purchasing organization	4,487	2,403	2,084
Marketing products and services	2,694	3,283	(589)
Optometric practice/retail store	1,463	1,447	16
	13,269	11,954	1,315
Other:
Ophthalmology practice	5,607	5,669	(62)
Other	—	20	(20)
	5,607	5,689	(82)

Total Net Product Sales and Other Revenue	$18,876	$17,643	$1,233

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 7.0% from $29.7 million to $31.8 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 31.2% to 30.2%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 11.2% from $16.6 million to $18.5 million.  The increase was primarily the result of staff costs associated with new ASCs and additional staffing required at same-facility ASCs.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 6.7% from $6.2 million to $6.6 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and the acquisition of a marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense decreased 2.8% from $6.9 million to $6.7 million.  The decrease was primarily due to a decrease in stock compensation expense.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 10.4% from $22.2 million to $24.5 million.  As a percentage of net revenue, cost of sales and medical supplies expense remained flat at 23.3%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 14.2% from $17.6 million to $20.0 million.  The expense increase was primarily the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 3.9% from $4.7 million to $4.5 million primarily due to decreased revenue at our marketing products and services business.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 8.7% from $17.5 million to $19.0 million.  As a percentage of net revenue, selling, general and administrative expense decreased from 18.3% to 18.1%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 10.3% from $15.1 million to $16.7 million.  The increase is due to costs associated with our new ASCs and an increase of $0.5 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 16.0% from $2.6 million to $3.0 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and the acquisition of a marketing solutions business during the third quarter of 2008.

Corporate.  Corporate selling, general and administrative expense decreased by $0.5 million due to an increase of $0.5 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.  Excluding the management and billing/collections fees, corporate selling, general and administrative expense was flat compared to the first nine months of 2007.

Depreciation and Amortization. Depreciation and amortization expense increased 16.7% from $2.7 million to $3.1 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Minority Interests and Other (Income) Expense.  Minority interests in the earnings of our ASCs were $12.2 million in 2008 as compared to $11.3 million in 2007.  All of this increase is attributable to new ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net decreased from $3.8 million to $3.1 million due to a lower effective interest rate on borrowings primarily due to our convertible note offering during the second quarter of 2007.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  We continued to incur costs associated with our Laredo, Texas ASC during the first nine months of 2008.  On August 7, 2008, our Laredo, Texas ASC, of which we own a 96% interest, sold substantially all of its assets for $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.  As part of our discontinued operations plan announced in the fourth quarter of 2007, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC in February 2008.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

Liquidity and Capital Resources

Operating activities during the first nine months of 2008 generated $17.0 million in cash flow compared to $10.9 million in the comparable 2007 period.  Of the $6.1 million increase in cash flow from operating activities, $3.0 million was due to higher net income after adding back the following non-cash items: depreciation and amortization, gain on sale of minority interests, loss on non-consolidated affiliate, stock-based compensation expense, gain on sale of ASC, deferred income taxes and asset impairment charge.  Changes in operating assets and liabilities added $3.6 million to the increase in cash flows from operating activities and the difference between minority interest and distributions to minority partners resulted in a decrease of $0.5 million.  The primary driver to the cash contribution from the changes in operating assets and liabilities was due to the timing of cash payments and a decrease in incentive compensation payments during 2008.

Investing activities during the first nine months of 2008 resulted in negative cash flow of $16.1 million.  Investing activities during the first nine months of 2008 included the acquisition of one ASC and a marketing solutions business for $11.6 million, the purchase of property and equipment for $3.9 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs, the payment of additional purchase price consideration of $0.3 million for our optical products purchasing organization, and proceeds of $0.4 million relating to the sale of our Thibodaux, Louisiana and Laredo, Texas ASCs.  Investing activities during the first nine months of 2007 resulted in negative cash flow of $34.3 million which included the acquisition of two ASCs for $32.7 million, the purchase of property and equipment for $1.9 million and proceeds of $0.3 million relating to the sale of minority interests.

Cash flows from financing activities during the first nine months of 2008 included net proceeds of $0.4 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $2.5 million relating to the development and relocation of an ASC.  These proceeds were offset by $4.0 million of net payments under our credit facility, $1.1 million of capital lease and other debt obligation payments and $0.4 million relating to the repurchase of our common stock.  Cash flows from financing activities during the first nine months of 2007 included $62.4 million of net proceeds related to the issuance of convertible debt and $0.9 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan, offset by $33.7 million of net payments under our credit facility and $2.0 million of capital lease obligation payments.

In June 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At September 30, 2008, we had $73.0 million in convertible subordinated debt outstanding, net of debt issuance costs.  As of September 30, 2008, the fair value of the $75 million Convertible Notes was approximately $64.9 million, based on the level 2 valuation hierarchy under SFAS No. 157.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed on March 17, 2008.

At September 30, 2008, we had $20.0 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our covenants.  Our revolving credit facility matures in February 2010.  The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations.  The credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit facility.  Our credit facility provided for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability.  This ratio decreased following September 30, 2008 and will reduce our maximum borrowing capacity.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions.  The weighted average interest rate on credit line borrowings at September 30, 2008 was 7.0%.

During 2006, we entered into two interest rate swap agreements.  The interest rate swaps protect us against certain interest rate fluctuations of the LIBOR rate on $24 million of our variable rate debt under our credit facility.  The date of the first interest rate swap was April 12, 2006, and it expires on April 19, 2009.  This interest rate swap effectively fixes our LIBOR rate on $12 million of variable rate debt at a rate of 5.34%.  The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008.  This interest rate swap effectively fixed our LIBOR rate on $12 million of variable rate debt at a rate of 5.75% through September 30, 2008.  Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

As of September 30, 2008, we had cash and cash equivalents of $4.8 million of which $2.1 million was restricted pursuant to agreements with seven of our ASCs.  As of September 30, 2008, we had working capital of $16.0 million.

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

Effective February 28, 2008, our Altamonte Springs, Florida ASC, of which we own a 70% interest, entered into a $2.8 million installment note which matures on December 31, 2015.  Effective August 13, 2008, the installment note was amended to increase the total loan amount to $3.3 million.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The ASC may obtain principal advances under this note to fund the construction of a replacement surgery center located in Orlando, Florida.  As of September 30, 2008, there was $2.5 million outstanding under this note.

In February 2008, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.  In August 2008, our Laredo, Texas ASC, of which we own a 96% interest, sold substantially all of its assets for $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for us beginning on January 1, 2009.  We are currently evaluating the impact of the adoption of SFAS 161 on our consolidated financial statements.

In April 2008, the FASB issued FSP FASB 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and expands the disclosure requirements of SFAS 142.  The provisions of FSP 142-3 are effective for us as of January 1, 2009.   The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date.   The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  We are currently evaluating the impact of the adoption of FSP 142-3 on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing and cash management activities.  We have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings.  We do not use derivative instruments for speculative purposes.  Our borrowings are primarily indexed to the prime rate or LIBOR and have a mix of maturities.  We entered into two swap agreements in 2006 as follows:  $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.34% from April 19, 2006 to April 19, 2009 and $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.75% which expired on September 30, 2008.  In addition, NovaMed Eye Surgery Center of New Albany, LLC, of which we own a 67.5% equity interest, entered into a swap agreement in 2006 as follows:  $4.0 million in principal amount outstanding under a note with National City Bank with a fixed rate of 5.51% from August 4, 2006 to August 1, 2011.

At September 30, 2008, we had $20.0 million outstanding under our credit facility, of which $12.0 million was subject to a swap agreement noted above.  Accordingly, a hypothetical 100 basis point increase in market interest rates would not result in any additional interest expense.  The remaining $8.0 million outstanding under our credit facility was subject to the one-month LIBOR.  A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.1 million.  The fair value of our long-term debt approximated its carrying value at September 30, 2008.

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

In recent months, credit markets have experienced periods of great turmoil, resulting in extreme fluctuations in LIBOR rates and the availability of credit generally.  While this turmoil has not to date materially adversely affected our business, we cannot assure you that our business, results of operations and liquidity will not be impacted in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.       Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (2)

07/01/2008 – 07/31/2008	1,690	$3.70	None	None
08/01/2008 – 08/31/2008	102,265	$4.04	99,900	$7,600,000
09/01/2008 – 09/30/2008	2,396	$4.39	None	None

(1)	Includes an aggregate of 6,451 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.
(2)

On July 23, 2008, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $8,000,000 of the Company’s common stock in the open market or in private transactions during the 12-month period ending July 31, 2009 at prevailing market prices.

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

NOVAMED, INC.

/s/ Scott T. Macomber	November 10, 2008
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	November 10, 2008
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)