Form 10-K
period 2008-12-31
NOVAMED INC
filed 2009-03-16
CIK 1086939

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

        The aggregate market value of the registrant's shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 30, 2008 was $85,968,237. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 9, 2009 was 22,912,979.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

 PART I

        This Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties and reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements involve risks and uncertainties and reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2009 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: the current economic recession and disruption in the financial markets; our current and future debt levels; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary. These factors and others are more fully set forth under "Item 1A—Risk Factors." You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

        Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1.    Business

General

        NovaMed, Inc. is a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of March 15, 2009, we own and operate 37 ASCs located in 19 states. We also own a 25% interest in an ASC that we are planning to divest. Historically, most of our ASCs have been single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures—primarily cataract surgery. Over the past five years, however, we have focused on expanding into other specialties such as orthopedics (including podiatry), pain management, gastroenterology, urology, otolaryngology (ENT), plastic surgery and gynecology. This expansion into other specialties has been accomplished through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of March 15, 2009, 13 of our 37 ASCs offer surgical services in specialties other than ophthalmology. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

        As of March 15, 2009, we owned a majority interest in 35 of our ASCs, with the minority interests generally being held by physicians. We own 100% of the equity interests in two of our ASCs.

        We also own and operate optical laboratories, an optical products purchasing organization and a marketing products and services business. As a supplement to our marketing products and services business, in August 2008 we acquired MDnetSolutions, a call center and marketing solutions company serving primarily the bariatric market.

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

Information Available

        Our corporate offices are located at 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611 and 100 Mansell Court East, Suite 650, Roswell, Georgia 30076. Our website is www.novamed.com. Information contained on our website is not part of, and is not incorporated into, this Annual Report on Form 10K. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's public reference facilities at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file their Exchange Act documents electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Industry Overview

Ambulatory Surgery Center Industry

        The term "ambulatory surgery" refers to medical procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ASC industry has grown consistently, with approximately 5,900 ASCs in the United States as of August 2008 according to SDI Health, LLC, an independent health care analytics organization. Improved surgical techniques and technologies have significantly expanded the number of surgical procedures that can be performed in an ASC. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has minimized post-operative side effects such as nausea and drowsiness, resulting in shorter recovery times and in many cases eliminating the need for overnight hospitalization.

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

Optical Products and Services Industry

        The eye care market consists of a large, diverse group of services and products. The eye care services market includes routine eye examinations as well as diagnostic and surgical procedures that address complex eye and vision conditions. The most common conditions addressed by eye care professionals are nearsightedness, farsightedness and astigmatism. Other frequently treated conditions include cataracts, glaucoma, macular degeneration and diabetic retinopathy. Eye and vision conditions are typically treated with surgery, pharmaceuticals, prescription glasses, contact lenses or some combination of these treatments. Additional services offered by eye care professionals include research services for eye care devices or pharmaceuticals being developed or tested in clinical trials. The optical products market consists of the manufacture, distribution and sale of optical goods, including corrective lenses, eyeglasses, frames, contact lenses and other optical products and accessories.

        While the number of patient choices for vision correction has increased with improved surgical vision correction technologies and techniques, the market for basic optical goods, including corrective lenses, eyeglass frames, contact lenses and other optical products and accessories, remains a significant market. Eyeglass lenses and frames are typically sold through retail optical outlets located in optometrist and ophthalmologist clinics, as well as through retail stores.

        The market for our marketing products and services business has historically been limited to the eye care market and the providers' demand for support and assistance in growing their practices. With our acquisition of MDnetSolutions in August 2008, our marketing products and services business has been expanded into the bariatric market. Bariatric surgery is a treatment option for people with morbid obesity, with many of its patients being those who have not experienced long-term weight loss success through other means.

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

Surgical Facilities

        As of March 15, 2009, we own and operate 37 ASCs, each of which is a state-licensed and Medicare-certified ASC. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics (including podiatry), pain management, gastroenterology, urology, ENT, plastic surgery and gynecology. Sixty-one percent (61%) of the surgical procedures performed in our facilities in 2008 were ophthalmic procedures, with pain management, orthopedics, gastroenterology, ENT and urology comprising 16%, 10%, 5%, 3% and 2%, respectively. Elective plastic surgery (i.e. surgery not covered by third party payors) is less than 1% of our total procedures.

        We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility with the minority equity interests being owned by the physicians that perform surgeries in the ASC and live in the ASC's local community. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

Product Sales

        We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 275 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 250 suppliers. We expanded our purchasing organization in December 2007 when we acquired an optical products purchasing organization based in Minneapolis, Minnesota. With this acquisition, we now process consolidated monthly billing for over 2,500 customers. Customers of these businesses include our former affiliated doctors who are parties to two remaining multi-year optical supply agreements with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to these doctors. Generally, unless the parties agree on extensions, one of these supply agreements will expire in May 2009 with the other expiring in December 2012. The product sales revenue generated from these customers in 2008 constituted seven percent of our total product sales revenue.

        In addition, our marketing products and services business provides eye care professionals and vendors with a range of products and services including brochures, videos, advertising and website design, education and training programs, and consulting services.

        In August 2008 we acquired MDnetSolutions, a call center and marketing solutions company serving primarily the bariatric market. Bariatrics is a growing surgical specialty in light of the current obesity and diabetes epidemics in the United States. MDnetSolutions provides a broad range of services and products to the bariatric community, including call center services, websites and a software program that tracks and manages patient leads for providers. MDnetSolutions' customers include bariatric practices, ASCs and hospitals.

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

Our Growth Strategy

Surgical Facilities

        We are focused on acquiring, developing and operating ASCs. Historically, our emphasis was primarily on eye surgical services. Over the past several years, however, we have expanded into other specialties such as orthopedics (including podiatry), pain management, gastroenterology, urology, ENT, plastic surgery and gynecology. This expansion into other specialties has been through both the acquisition of new facilities and the addition of specialties to our existing centers. While ophthalmology is still our largest specialty and a key part of our growth strategy, we are actively evaluating and pursuing opportunities in other specialties. The key elements of our growth strategy are:

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

        With some of our existing centers that currently provide only eye-related surgical services, we continue to explore efficient ways to add new surgical specialties. We are often required to obtain state licensure approval to add other specialties to our existing centers. The likelihood of our success in receiving these approvals will vary by state.

        Staffing and medical supply costs are generally an ASC's two largest expense categories. We analyze staffing schedules and work with physicians to schedule surgeries in a manner that maximizes staff efficiency and optimizes staffing costs. We also have negotiated purchasing contracts with many of our largest vendors and we educate our physicians on lower cost supply alternatives while maintaining high patient care standards.

  Acquiring Equity Interests in ASCs

        We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need ("CON") for development. In analyzing potential transactions, the evaluation of our prospective physician-partners is a critical factor. We recognize that the success of our ASCs is tied directly to the success of our physician-partners and their practices. We believe our management services experience from our history as a physician practice management company greatly enhances our physician evaluation process.

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

        We currently intend to finance our future acquisitions of equity interests in ASCs using cash generated from our operations and amounts borrowed under our $125 million credit facility that expires on February 5, 2010. We have $57.6 million outstanding under our credit facility as of March 4, 2009. Given the current turmoil in the credit markets, we currently face some uncertainty around the refinancing of our credit facility.

  Developing Newly Constructed ASCs

        Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who do not have the resources, productivity or expertise to construct a facility on their own and seek an experienced partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. We have developed two of our 37 ASCs as of March 15, 2009. In addition, effective January 2009, we relocated one of our ASCs from Altamonte Springs, Florida into a newly constructed and expanded four operating room facility in Orlando, Florida.

Product Sales

        We believe there are opportunities to grow our products sales business by adding customers, as well as offering a broader range of products and services. In December 2007, we added to our optical products group purchasing organization by purchasing another purchasing organization based in Minneapolis, Minnesota. In August 2008, we supplemented our marketing products and services business by acquiring MDnetSolutions, a call center and marketing solutions company serving primarily the bariatric market.

Competition

Surgical Facilities

        In acquiring, developing and operating our ASCs, our principal competitors are corporations, physicians and hospitals. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. In recent years, we have seen hospitals becoming much more active in competing with us for the acquisition and development of ASCs. In each of our local markets, we also compete with hospitals and other ASCs in attracting physicians to utilize our ASCs, for patients and for managed care contracting opportunities.

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

        Our marketing products and services businesses, Patient Education Concepts and MDnetSolutions, compete in a fragmented market, with no dominant competitors that have significant market share.

Other

        Our management services are provided to eye care professionals through long-term affiliations. The market for these management services is fragmented, and we do not face any single, dominant national competitor. Eye care professionals may seek a corporate partner to assist them in the growth and development of their practices, as well as with the day-to-day management and administration of their businesses. Factors that may influence an eye care professional's decision to retain a corporate partner to provide management services are the corporate partner's experience and scope and quality of services offered, the eye care professional's need for these services, and price.

Employees

        As of March 4, 2009, we had approximately 810 employees, 538 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

        Many of our ASCs are located adjacent to a physician practice. In some instances, our ASCs may lease from the physician practice some or all of the individuals who provide services in the ASC on our behalf. This is typically only done when the ASC provides surgical services on a limited schedule. This leasing model allows us to staff these centers in a more cost-effective manner.

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

Federal Law

        Anti-Kickback Statute.    The federal anti-kickback statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under Medicare, Medicaid or other federal health care programs. Violations of this statute may result in criminal penalties, including imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation plus up to three times the amount of the underlying remuneration, and exclusion from federal or state programs including Medicare or Medicaid.

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

        Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of March 15, 2009, we co-own 35 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling minority interests in our existing wholly owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. If a practice does not fit within a safe harbor, however, no guarantee can be given that the practice will be exempt from prosecution; it will be viewed under the totality of the facts and circumstances. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

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

        Self-Referral Law.    Subject to limited exceptions, the federal physician self-referral law, known as the "Stark Law," prohibits physicians and optometrists from referring their Medicare or Medicaid patients for the provision of "designated health services" (DHS) to any entity with which they or their immediate family members have a financial relationship. The Stark Law also prohibits the recipient of a prohibited referral from billing for the DHS provided pursuant to that referral. "Financial relationships" include both compensation and ownership relationships. "Designated health services" include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services.

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

        Some states require a CON, prior to the construction or modification of an ASC or the purchase of specified medical equipment in excess of a dollar amount set by the state. We believe that we have obtained the necessary CONs in states where a CON is required. However, we believe courts and state regulatory authorities generally have provided little clarification as to some of the regulations governing the need for CONs. It is possible that a state regulatory authority could challenge our determination. With respect to our future development of new ASCs or expansion of existing ASCs, we cannot assure you that we will be able to acquire a CON in all states where a CON is required.

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

        State Security Breach Laws.    The majority of states have enacted laws implementing specific requirements in the event that the personal information of a resident is compromised. Although these requirements vary from state to state, notification of security breaches to the state Attorney General and affected residents is often required. Notification may be costly and time consuming and a failure to comply with these requirements may result in civil or criminal penalties. To the extent to which we own or maintain personal information, we may be required to comply various state security breach laws.

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

        State Security Breach Laws.    The majority of state security breach laws impose requirements both for persons who own personal information and persons who maintain personal information for the benefit of another person or entity. To the extent that we own or maintain personal information, we will need to comply with state security breach laws governing its protection and any required procedures or notifications in the event that the personal information becomes compromised.

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

Discontinued Operations

        On December 12, 2007, our Board of Directors approved a plan to close or sell three ASCs located in Laredo, Texas, Thibodaux, Louisiana and Columbus, Georgia. The Board determined to close or sell two of these ASCs due to their continued unprofitability. The Board decided to close or sell the third facility located in Thibodaux, Louisiana because of the facility's competitive position in the market, limited growth potential, and the lack of a succession plan for its sole surgeon in this rural area who is planning to retire shortly. We have sold all three of these ASCs and completed this plan in August 2008. The results of these ASCs are classified as discontinued operations for all periods presented.

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

Risks Relating to Our Business

  Current economic conditions may adversely affect our business

        The current economic conditions in the United States, including the disruption in the financial markets that has severely reduced liquidity and credit availability, may adversely affect our results of operations, our financial condition and our ability to pursue our growth strategy. The current economic recession and resulting unemployment could result in fewer procedures being performed at our ASCs because patients may delay or cancel treatments. Further increases in unemployment if the economic recession continues could also result in fewer individuals being covered by employer-sponsored health plans and more individuals being covered by lower paying government-sponsored programs such as Medicare and Medicaid. Adverse economic conditions may also increase pressure on federal and state governments to contain or reduce reimbursements from Medicare, Medicaid and other programs. To the extent that commercial payors are adversely affected by the economy, we may experience declines in commercial rates, a slow down in collections and a reduction in the amounts we expect to collect.

        In addition, if the current turmoil in the credit markets continues, we may face difficulty renewing our credit facility, which currently expires in February 2010. We have $57.6 million outstanding under our credit facility as of March 4, 2009. Even if we are successful in renewing our credit facility, we will likely experience less favorable terms than the terms we are currently enjoying. These revised terms will likely result in more limited borrowing availability and higher variable interest rates, which may limit our future acquisition and development activity and make it more expensive. The current uncertainty around the refinancing of our credit facility will likely limit our ability to pursue acquisition and development activity in 2009 until we secure an extension with our lenders. Curtailing or eliminating our acquisition and development activities could adversely affect our financial results.

  The level of our current and future debt could adversely impact our business, financial condition and growth strategy, and could also dilute our current equity holders and limit our flexibility

        Our acquisition and development program requires substantial capital resources and the operations of our existing ASCs also require ongoing capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing and size of our acquisitions, development and expansion activities, the capital requirements associated with our ASCs, the future cost of medical equipment and our ability to generate cash flow. If we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness or issue equity securities in order to pursue these opportunities.

        Our current debt levels may limit our ability to use indebtedness to fund our growth. As of December 31, 2008, we had $57.1 million outstanding under our credit facility which expires February 2010 and $75 million outstanding in 1.0% convertible senior subordinated notes due June 15, 2012. This high level of indebtedness, among other things, could limit our ability to borrow additional funds or refinance our existing credit facility on favorable terms, if at all. Our indebtedness could also cause us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations and development activities. As our indebtedness has increased, the portion of our borrowings at variable interest rates has also increased, which leaves us vulnerable to interest rate increases. Our degree of leverage also places us at a competitive disadvantage compared to our competitors that have less debt. We could also fund our growth, or reduce our outstanding indebtedness, through the issuance of equity securities. To the extent any such equity financing is available to us, it may be dilutive to our current equity holders.

        Our credit facility expires on February 5, 2010. Under its current terms, we have approximately $66 million of potential availability under the facility. However, we anticipate our maximum borrowing availability under any refinanced credit facility to be lower due to the constrained credit markets. Historically, our acquisition and development program required substantial capital resources. The operations of our existing ASCs also require ongoing capital expenditures.

        The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will be able to obtain sufficient financing, refinance our existing credit facility or access capital, on terms satisfactory to us or at all, which may curtail or eliminate our acquisition and development activities or cause us to experience a material adverse effect on our business, financial condition and results of operations.

  Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and other governmental and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow

        Government sponsored health care programs accounted for approximately 35% of our consolidated net revenue for the year ended December 31, 2008. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and other governmental and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

        On January 1, 2008, pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the "Medicare Modernization Act"), the Centers for Medicare and Medicaid Services ("CMS") began implementing a new methodology for determining Medicare payment rates for ASCs. When CMS implemented these revised rates, payment amounts for most procedures furnished by our ASCs changed, in some cases significantly. Payment for some high-volume procedures, such as cataract extraction, increased, while payment for others, such as YAG laser capsulotomy and gastroenterology procedures, decreased. CMS is implementing the new methodology over four years. During 2008, subject to transition year rules and other adjustments, ASCs generally were paid approximately 65 percent of what comparably situated hospitals were paid for the same service. In 2009, subject to transition year rules and other adjustments, ASCs generally will be paid only 61 percent of hospital reimbursement for the same services. Procedures that were approved for payment in the ASC setting prior to 2008 may be paid more or less than 61 percent of the hospital rate. The percentage relationship between ASC and hospital payment rates will continue to fluctuate from year-to-year as CMS annually recalculates the conversion factors and applies budget neutrality and inflation adjustments. Consequently, we expect Medicare payments for most procedures furnished by our ASCs to fluctuate annually, and in some cases significantly. To the extent the amount that Medicare pays ASCs for procedures fluctuates, potential revenues likewise could fluctuate and decline. Many private payors utilize Medicare payment schedules or shadow price Medicare payments. Consequently, changes to Medicare payments also could negatively affect revenues available from non-Medicare patients.

        In addition, payments for certain services commonly furnished in a physician office, or "office-based" procedures are capped at the amount Medicare pays physicians as a technical component when the services are furnished in the office setting. As such, payments for many procedures commonly furnished in our ASCs are well below the payment a hospital would receive for the same procedure. Approximately 350 procedures (10 percent of covered procedures) are currently designated as "office-based." To the extent that we furnish a substantial number of "office-based" procedures, revenues could be negatively impacted.

        Further, the Medicare Modernization Act provides that there shall be no inflation update to Medicare ASC rates during calendar years 2005 through 2009. This provision expires at the end of 2009. However, Congress could act to extend this provision or otherwise constrain payments to ASCs. If so, the gap between Medicare payments to our facilities and hospitals for comparable procedures likely would continue to widen, and our ASCs could be paid even less than hospitals than they currently are.

        Under current regulations, ASC Covered Procedures, i.e., those for which a facility fee is provided by the Medicare program, are those procedures specifically approved by CMS. CMS develops and maintains a listing of ASC Covered Procedures (defined by HCPCS Code). A facility fee is available only for listed procedure codes. At present, approximately 3,500 procedures are approved for payment in the ASC setting. CMS is required by law to update the list of ASC Covered Procedures every two years. Although CMS recently has updated the list of ASC Covered Procedures annually, CMS has occasionally disregarded this requirement and failed to update the list. There is a risk that CMS will continue to occasionally disregard this statutory requirement, and not update the list of ASC Covered Procedures as required by law. On November 26, 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures that are commonly furnished in ASC settings. Although CMS ultimately decided in May 2005 to delete only five of the proposed 100 procedures, CMS could again propose and ultimately decide to substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change that could affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, it could negatively and materially affect our revenue and business.

        Considerable uncertainty surrounds the future determination of Medicare reimbursement levels for ambulatory surgical services. Services reimbursable under the Medicare program are subject to legislative change, administrative rulings, interpretations, discretion, governmental funding restrictions and requirements for utilization review. Such matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to ASCs under this program, and there can be no assurance that future Medicare payment rates will be sufficient to cover the costs of, or cost increases in, providing services to Medicare patients. These uncertainties are compounded as a result of President Barack Obama's initiatives on potential health care reform. We cannot predict what legislative or regulatory proposals will be adopted or the effect such proposals may have on our business and us. The pendency or adoption of such proposals could have a material adverse effect on us.

        Revenue from laser vision correction procedures comprised approximately one percent of our surgical facilities net revenue for the year ended December 31, 2008. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. In response, many of our competitors are offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

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

        The market for ASC acquisitions continues to be competitive, and most potential targets often have multiple bidders. This bidding process often results in increased purchase prices and less favorable transaction terms. We may not be able to identify suitable acquisition or development targets, successfully negotiate the acquisition or development of these facilities on satisfactory terms, or have the access to adequate capital to finance these endeavors.

        We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our credit facility is currently $125 million. Our current credit facility expires on February 5, 2010. As of March 4, 2009, we have approximately $66 million of potential availability under our credit facility. The current uncertainty around the refinancing of our credit facility will likely limit our ability to pursue acquisition and development activity in 2009 until we secure an extension with our lenders or refinance the facility.

        If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

  We will need cash to pay the principal portion of the conversion value of the Convertible Notes (as defined below), as required by the indenture governing the notes

        Under the net share settlement feature of the Convertible Notes, we are required to repay the principal portion of the Convertible Notes in cash. Our business and growth strategy, including our ability to finance the acquisition and development of new ASCs, could be negatively impacted if we do not have sufficient financial resources, or are not able to arrange suitable financing, to pay the required amounts upon conversion or tender of the Convertible Notes.

  Our operating margins and profitability could suffer if we are unable to manage effectively, and grow the revenue of, our increasing number of ASCs

        Our growth strategy includes increasing our revenue and earnings by increasing the number of procedures performed at our ASCs. Because we do not anticipate price increases from third party payors and given that we may face further reimbursement pressures, our operating margins will be adversely affected if we do not increase the revenue and procedure volume of our existing ASCs to offset increases in our operating costs. We seek to increase procedure volume and revenue at our ASCs by increasing the number of physicians performing procedures at our facilities, obtaining new or more favorable managed care contracts, improving patient flow at our centers and achieving operating efficiencies. We may not be successful in these endeavors.

        We acquired ten ASCs in 2006, two ASCs in 2007 and three ASCs in 2008. Our business strategy contemplates us continuing to acquire and develop more ASCs in the future. Our growth has placed, and will continue to place, increased demands on our employees, business systems and other resources. Continued expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, we will need to continue to implement and improve the management and operation of our business systems and to expand, train, manage and motivate our employees. Our operating results could suffer if we do not properly manage our growth.

  We may not compete effectively with other companies that have greater resources and experience than us or that may have the ability to influence our licensure

        Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual physicians, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources and less debt than us may be more successful in acquiring and developing surgical facilities. In recent years, we have seen hospitals becoming much more active in competing with us for the acquisition and development of ASCs. Hospitals and other ASCs may also be more successful in attracting physicians to utilize their facilities. Our optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment, as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

        We also face competitive pressures from local hospitals. In addition to competing for patients, physician relationships and ASC acquisition opportunities, ASCs are often required by Medicare and certain state laws to maintain a written transfer agreement with an area hospital. A transfer agreement provides that a hospital will accept an ASC's patient in the event of an emergency. Generally, we have not encountered problems obtaining transfer agreements from area hospitals. In limited instances, however, we have observed hospitals resisting entering into transfer agreements for what we believe to be competitive reasons. While there often are alternatives for ASCs to comply with federal and state regulations without a transfer agreement, competitive pressures from hospitals may make it more difficult and/or expensive for our ASCs to maintain their licensure and/or Medicare certification.

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

        For example, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs. This statute is very broad and Congress directed the DHHS to develop regulatory exceptions, known as safe harbors, to the statute's referral prohibitions. While we have attempted to structure the ownership and operation of our ASCs within a safe harbor, we do not satisfy all of the requirements. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

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

        On June 19, 2007, the Inspector General for the DHHS posted Advisory Opinion No. 07-05. In this Advisory Opinion, the Inspector General declined to grant a favorable opinion to an arrangement in which a hospital proposed to purchase a subset of the units held in the ASC by two of the largest users of the ASC. The Inspector General stated that while none of the elements of the arrangement necessarily indicated fraud or abuse, it could not conclude that the difference in the cost of capital acquisition between the hospital and the physician owners was not related to the business generated by the owners for the ASC or the hospital. Although we cannot predict the ultimate application of this opinion and its impact on our business, based on the guidance that is available we believe that our joint ownership arrangements comply with the anti-kickback law.

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

        Furthermore, on October 30, 2008, CMS posted a final rule substantially revising the Medicare ASC Conditions for Coverage ("CfCs"). These changes will take effect on May 18, 2009 and impose significant new regulatory burdens on ASCs and may constrain the range of services we offer. Moreover, it is possible that changes to our facilities and operations may not be sufficient to be in compliance with new Medicare conditions, in which case some or all of our ASCs may be forced to disenroll from the Medicare program. Many governmental and private payors require Medicare certification as a condition to participate in their payment plans. Any ASC not enrolled in Medicare may likewise be precluded from enrolling in other governmental and private payor plans. Such exclusion would have a material negative effect on our business.

  Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring, expanding or relocating facilities

        Most states require licenses to own and operate ASCs, and some states require a CON to construct or modify an ASC. Several states recently have been revising licensure and CON laws in a manner that makes it more difficult to develop or relocate ASCs. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. Procuring these approvals could take considerable time, effort and expense, and may result in delays in opening new or modified facilities. Moreover, if we are unable to maintain good relations with the landlords of our ASCs, we may be forced to relocate a facility from time to time. If we are forced to relocate a facility, we may incur substantial costs in building out and furnishing our new location. In addition, depending on the state, we may also have difficulty obtaining the necessary state licensure and CON approvals to relocate the facility. See "Government Regulation—State Law."

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

  Loss of the services of key management personnel could adversely affect our business

        Our success depends, in part, on the services of key management personnel, including Thomas S. Hall our President, Chief Executive Officer and Chairman of the Board, Scott T. Macomber, our Executive Vice President and Chief Financial Officer, and Graham B. Cherrington, our Executive Vice President of Operations. We do not know of any reason why we might be likely to lose the services of any of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we lost the services of any of these officers, we believe that our business could be adversely affected.

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

  If a change in events or circumstances causes us to write-off a portion of our intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

        Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2008, intangible assets represented approximately 79% of total assets and 274% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may exceed its fair value, in which case an impairment charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

  Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

        Numerous federal regulations have been adopted under the HIPAA. We have taken actions in an effort to establish our compliance with HIPAA's privacy regulations, and we believe that we are in substantial compliance with HIPAA's privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying "business associates" with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

        Other federal regulations adopted under HIPAA require that our affiliated providers and us be capable of conducting certain standardized health care transactions, including billing and other claims transactions. We have undertaken significant efforts, involving substantial time and expense, to assure that our ASCs and affiliated providers can submit transactions in compliance with HIPAA. We anticipate that continuing time and expense will be required to maintain the ability to submit HIPAA-compliant transactions, and to make sure that newly- acquired ASCs can submit HIPAA-compliant transactions.

        In addition, compliance with the HIPAA security regulations require ASCs and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. We have taken actions in an effort to establish our compliance with HIPAA's security regulations, and we believe that we are in substantial compliance with HIPAA's security regulations. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

        HIPAA violations could expose us to civil penalties of up to $25,000 per person per year for each violation or criminal penalties with fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

  Future sales of shares of our common stock could depress our stock price

        After giving effect to the convertible note hedge and warrant transactions that we entered into in connection with our convertible note offering in June 2007, the conversion of some or all of our 1.0% convertible senior subordinated notes due June 15, 2012 (the "Convertible Notes") may dilute the ownership interests of our existing stockholders. With the net share settlement feature of the Convertible Notes, upon conversion we will deliver cash instead of shares to repay the principal amount of the Convertible Notes. At the time of conversion we may elect to finance all or a portion of this $75 million through the issuance of equity securities which may be dilutive to our current equity holders and could adversely affect the market price of our common stock. If at the time of conversion our share price exceeds the conversion price of $6.371 per share, we have the option of funding such excess residual value with shares of our common stock or cash. Pursuant to the note hedge transaction, Deutsche Bank AG London is required to deliver to us those shares of our common stock necessary to cover the residual value of any excess over $6.371 per share. To the extent our share price exceeds $8.31 per share, then pursuant to the warrant transaction, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $8.31 per share. In addition, if a "qualifying fundamental change" occurs prior to maturity of the Convertible Notes, the conversion rate will be increased by an additional number of shares of common stock as provided for in the indenture governing the Convertible Notes. This additional issuance of common stock pursuant to these warrants may also be dilutive to our current equity holders and could adversely affect the prevailing market prices of our common stock. In addition, the existence of the Convertible Notes and the related convertible note hedge and warrant transactions may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

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

  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

        During 2008, the market price of our common stock was volatile, fluctuating from a high trading price of $5.01 to a low trading price of $2.57 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and rent. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real property except for one of our ASCs, which owns the underlying real estate. We generally lease space for our corporate offices, our ASCs and our product sales operations, all of which are located in 21 states. As part of our management services business, we also lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See "Item 13—Certain Relationships and Related Transactions." Our corporate offices currently consist of 9,993 square feet in Chicago, Illinois, 14,400 square feet in Roswell, Georgia, and 7,600 square feet in Des Plaines, Illinois.

        The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to ten years, with certain leases having multiple renewal terms exercisable at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 2,157 square feet to 13,100 square feet, and the terms of these leases have expiration dates ranging from July 31, 2009 to July 31, 2017. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

        The following is a list of our 37 ASCs as of March 15, 2009 (excluding our Fort Lauderdale, Florida ASC that we plan to divest):

Location	Number of Operating Rooms	Our Ownership Percentage	Specialty
Jonesboro, AR	2	51%	Ophthalmology
Whittier, CA	2	51%	Multispecialty
Colorado Springs, CO	2	51%	Ophthalmology
Denver, CO	1	51%	Ophthalmology
Gainesville, FL	2	51%	Ophthalmology
Lake Worth, FL	2	60%	Ophthalmology
Orlando, FL	4	70%	Orthopedic
Sebring, FL	2	51%	Multispecialty
Atlanta, GA	2	100%	Ophthalmology
Chicago, IL	1	69.5%	Ophthalmology
Maryville, IL	1	77%	Ophthalmology
Oak Lawn, IL	4	51%	Multispecialty
River Forest, IL	2	51%	Ophthalmology
Merrillville, IN	2	51%	Ophthalmology
New Albany, IN	2	67.5%	Ophthalmology
New Albany, IN	2	51%	Pain Management
Overland Park, KS	3	51%	Ophthalmology
Baton Rouge, LA	4	51%	Pain Management
Berkley, MI	2	51%	Ophthalmology
Kalamazoo, MI	4	62.5%	Multispecialty
Florissant, MO	1	100%	Ophthalmology
Kansas City, MO	2	51%	Ophthalmology
St. Peters, MO	2	54%	Multispecialty
Warrensburg, MO	2	51%	Ophthalmology
Fremont, NE	1	51%	Multispecialty
Bedford, NH	1	51%	Ophthalmology
Nashua, NH	2	51%	Ophthalmology
Sandusky, OH	1	60%	Ophthalmology
Bethlehem, PA	2	65%	Multispecialty
Lebanon, PA	3	65%	Multispecialty

Location	Number of Operating Rooms	Our Ownership Percentage		Specialty
Chattanooga, TN	1	57%		Ophthalmology
Cleveland, TN	2	65%		Multispecialty
Dallas, TX	3	65%		Multispecialty
San Antonio, TX	2	55%		Ophthalmology
Tyler, TX	2	60%		Ophthalmology
Richmond, VA	1	51	%(1)	Ophthalmology
Madison, WI	2	51%		Ophthalmology

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

Item 4.    Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our security holders during the fourth quarter of 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Since August 18, 1999, our common stock has traded on the NASDAQ Global Select Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2008:
Fourth Quarter	$4.85	$2.57
Third Quarter	$5.01	$3.05
Second Quarter	$4.80	$3.60
First Quarter	$4.37	$2.76
Fiscal year ended December 31, 2007:
Fourth Quarter	$5.73	$4.10
Third Quarter	$6.25	$4.22
Second Quarter	$7.75	$5.43
First Quarter	$7.91	$6.01

        On March 10, 2009, the last reported sale price of our common stock was $1.85, and there were 263 holders of record of our common stock. This figure does not include the number of individual beneficial holders of securities that are held in the "street name" of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

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

Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs(2)
10/01/2008–10/31/2008	238,569	$3.73	238,569	$6,707,000
11/01/2008–11/30/2008	1,249,200	$3.61	1,249,200	$2,192,000
12/01/2008–12/31/2008	321,293	$3.31	321,293	$1,129,000

Total	1,809,062	$3.54	1,809,062	$1,129,000

(1)
On July 23, 2008, our Board of Directors adopted a program to repurchase from time to time at management's discretion up to $8,000,000 of our common stock at prevailing market prices in the open market or in private transactions during the 12-month period ending July 31, 2009. During the three months ended December 31, 2008, we purchased 1,809,062 shares of our common stock for $6,467,703 at an average price of $3.54 per share.

(2)
In 2009, we purchased 361,300 shares of our common stock for a total purchase price of $1,125,793 at an average price of $3.09 per share which completes the repurchase program.

Item 6.    Selected Financial Data

        The consolidated statement of operations data set forth below for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data at December 31, 2008 and 2007, are derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited financial statements which are not included in this Form 10-K.

        The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share and Other Data)
Consolidated Statement of Operations Data:(a)(b)(c)
Net revenue	$141,220	$128,621	$104,256	$78,402	$61,497

Operating income	$35,883	$31,510	$23,031	$16,193	$10,441

Income from continuing operations	$9,325	$5,932	$5,536	$5,252	$1,934

Income from continuing operations per basic share	$0.38	$0.25	$0.24	$0.24	$0.09

Income from continuing operations per diluted share	$0.37	$0.24	$0.22	$0.22	$0.08

Other Data:(a)(c)(d)
ASCs operated at end of period	37	34	32	24	21

Number of surgical procedures performed	141,529	129,387	96,161	70,441	54,633

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:(a)(c)
Working capital	$12,136	$18,438	$10,240	$6,669	$1,928
Total assets	251,421	195,704	160,547	97,162	76,787
Total debt, excluding current portion	140,915	101,176	61,112	17,244	5,182
Total stockholders' equity	72,503	65,173	68,116	58,675	50,821

Notes:

(a)
Effective November 1, 2005, we sold our 80% interest in an ASC located in St. Joseph, Missouri. Operating results of this ASC are being reported as discontinued operations for all periods presented.

(b)
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, applying the modified prospective method. As a result, 2008, 2007 and 2006 include stock option related compensation expense which is not included in prior years.

(c)
On December 12, 2007, our Board of Directors approved a plan to close or sell three majority owned ASCs in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Operating results of these ASCs are reported as discontinued operations for all periods presented.

(d)
Excludes our 25% owned Ft. Lauderdale, Florida ASC that we plan to divest.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents our consolidated financial condition at December 31, 2008 and 2007 and the results of operations for the years ended December 31, 2008, 2007 and 2006. You should read the following discussion together with the "Selected Financial Data," our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned "Risk Factors," the introductory paragraph to Part I, and elsewhere in this Form 10-K.

Overview

        We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2008, we owned and operated 37 ASCs of which 35 were jointly owned with physician-partners. We also own a 25% equity interest in an ASC that we plan to divest. We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses and provide management services to two eye care practices.

  2008 Financial Highlights:

  •
  Consolidated net revenue increased by 9.8% to $141.2 million. Surgical facilities net revenue increased by 10.1% to $116.4 million (same-facility surgical net revenue increased by 2.1% to $102.2 million).

  •
  Operating income increased by 13.9% to $35.9 million.

  •
  We invested $47.4 million to acquire majority interests in three ASCs and $2.0 million to acquire a 100% interest in a call center and marketing solutions business.

  •
  Operating cash flow of $25.1 million.

        ASC Strategy.    We measure the success of our ASC strategy based on our ability to achieve or exceed the following key objectives:

  •
  Acquire and develop new ASCs.  We consider the acquisition and development of new ASCs a key element of our long-term growth strategy. We currently have a development staff dedicated to identifying and analyzing acquisition and development opportunities.

  •
  Strengthen and build relationships with existing and new physician-partners.  Our physician-partners play a significant role in the success of our ASCs. We share a common goal with our physician-partners which is to operate efficient, productive and profitable ASCs. Our objective is to own more than 50% of each ASC but less than 100%; however, in certain instances we may consider owning a minority interest.

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

Uncertainties Entering 2009

        The current economic conditions in the United States, including the disruption in the financial markets that has severely reduced liquidity and credit availability, may adversely affect our results of operations, our financial condition and our ability to pursue our growth strategy.

  •
  The current economic recession and resulting unemployment could result in fewer procedures being performed at our ASCs because patients may delay or cancel treatments. Further increases in unemployment if the economic recession continues could also result in fewer individuals being covered by employer-sponsored health plans and more individuals being covered by lower paying government-sponsored programs such as Medicare and Medicaid. Adverse economic conditions may also increase pressure on federal and state governments to contain or reduce reimbursements from Medicare, Medicaid and other programs. To the extent that commercial payors are adversely affected by the economy, we may experience declines in commercial rates, a slow down in collections and a reduction in the amounts we expect to collect.

  •
  If the current turmoil in the credit markets continues, we may face difficulty renewing our credit facility, which currently expires in February 2010. We have $57.6 million outstanding under our credit facility as of March 4, 2009. Even if we are successful in renewing our credit facility, we will likely experience less favorable terms than the terms we are currently enjoying. These revised terms will likely result in more limited borrowing availability and higher variable interest rates, which may limit our future acquisition and development activity and make it more expensive. The current uncertainty around the refinancing of our credit facility will likely limit our ability to pursue acquisition and development activity in 2009 until we secure an extension with our lenders. Curtailing or eliminating our acquisition and development activities could adversely affect our financial results.

  •
  Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2008, intangible assets represented approximately 79% of total assets and 274% of stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may exceed its fair value, in which case an impairment charge to earnings may become necessary. During 2008, our estimate of the fair value of the asset declined. While it was not necessary to record an impairment charge in 2008, a continued decline in the fair value of this asset could lead us to determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial charge to earnings, and cause us to be in default under one or more covenants in our credit facility.

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

        Revenue Recognition and Accounts Receivable, Net of Allowances.    Revenue from surgical procedures performed at our surgical facilities and patient visits to our eye care practices, net of contractual allowances and a provision for doubtful accounts, is recognized at the time the service is performed. The contractual allowance is the difference between the fee we charge and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific Medicare or contracted rate. We base our estimate for doubtful accounts on the aging category and our historical collection experience. While we believe that our contractual allowances are appropriate, if our actual contractual adjustments or bad debts differ from our estimates, our results of operations may be affected. During the years ended December 31, 2008, 2007 and 2006, we had no significant adjustments to contractual allowances related to prior periods. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represent the revenue recognized. Product sales revenue from our optical laboratories and marketing products and services businesses, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.

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

        Our reported goodwill represents a significant portion of our total assets. We test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, annually and/or when factors indicating impairment are present. In conducting our impairment analysis, we utilize a market comparable and discounted cash flow approach. Differences in assumptions used under this approach could have a significant impact on the determination of the fair value of our reporting units. We currently believe we have adequate support for the carrying value of our goodwill based on assumptions used in our impairment analysis. However, the analysis requires significant judgments and estimates to be made by management. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, we may change our estimates.

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

        Stock-based Compensation.    On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share- based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black-Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. We also estimate the expected service period over which our stock-based awards will vest. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if actual results are materially different than those initially applied.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2008	2007	2006
Net revenue:
Surgical facilities	82.5%	82.2%	77.8%
Product sales and other	17.5	17.8	22.2

Total net revenue	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.2	31.0	32.8
Cost of sales and medical supplies	23.1	23.4	24.4
Selling, general and administrative	18.2	18.3	18.2
Depreciation and amortization	3.1	2.8	2.6

Total operating expenses	74.6	75.5	78.0

Operating income	25.4	24.5	22.0

Other (income) expense:
Interest expense	3.0	3.8	2.9
Interest income	—	(0.1)	(0.1)
Minority interests in earnings of consolidated entities	11.6	11.9	11.0
Gain on sale of minority interests	—	(0.1)	(0.1)
Non-consolidated impairment charge	—	0.8	—
Other	—	—	(0.3)

Total other (income) expense	14.6	16.3	13.4

Income before income taxes	10.8	8.2	8.6
Income tax provision	4.2	3.6	3.4

Income from continuing operations	6.6	4.6	5.2
Income (loss) from discontinued operations	—	(0.2)	0.2
Net gain (loss) on disposal of discontinued operations	0.2	(8.7)	—

Net income (loss)	6.8%	(4.3)%	5.4%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue

        Consolidated.    Total net revenue increased by 9.8% from $128.6 million to $141.2 million. Net revenue by segment is discussed below.

        Surgical Facilities.    The table below summarizes surgical facilities net revenue and procedures performed for 2008 and 2007. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates. Surgical facilities net revenue increased by 10.1% from $105.8 million to $116.4 million. This increase was primarily the result of a $8.8 million increase from ASCs we acquired or developed after January 1, 2007 ("new ASCs") and a $2.1 million, or 2.1%, increase from ASCs that we owned for the entire comparable reporting periods ("same-facility"). The increase in same-facility net revenue was the result of a 3.5% increase in the net revenue per procedure primarily due to a change in procedure mix offset by a 1.4% decrease in the number of same-facility procedures performed.

	2008	2007	Increase (Decrease)
	(dollars in thousands)
Surgical Facilities:
Same-facility:
Net revenue	$102,238	$100,151	$2,087
# of procedures	121,354	123,082	(1,728)
New ASCs:
Net revenue	$14,209	$5,364	$8,845
# of procedures	20,175	5,683	14,492
ASC Closure/Laser Terminations:
Net revenue	$—	$237	$(237)
# of procedures	—	622	(622)

        On October 30, 2008, the Centers for Medicare and Medicaid Services (CMS) published their final 2009 rates for ASCs. The final rates include a decrease in the cataract rate in 2009. As with previous rate changes, the cataract rate change tends to determine the overall impact to us as the changes in the other procedure rates generally net each other out. Our preliminary estimate is that the final 2009 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.6 million. This does not include any potential wage-index changes. This revenue reduction approximates a $0.01 impact on earnings per share.

        The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs.

        Product Sales and Other.    The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue increased by 8.3% from $22.9 million to $24.8 million. Net revenue at our optical products purchasing organization increased by $2.6 million due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and an increase in existing customer orders. Net revenue from our marketing products and services businesses decreased by $0.1 million primarily due to a reduction in sales of marketing products to medical device manufacturers to promote their refractive intraocular lens technology offset by an increase due to the acquisition of a call center and marketing solutions business during the third quarter of 2008. Net revenue at our optical laboratory business decreased by $0.4 million due to a decrease in existing customer orders. Net revenue from our ophthalmology practice decreased by $0.2 million primarily due to a decrease in the number of patient visits.

	2008	2007	Increase (Decrease)
	(dollars in thousands)
Product Sales:
Optical laboratories	$5,810	$6,245	$(435)
Optical products purchasing organization	5,672	3,073	2,599
Marketing products and services	4,011	4,079	(68)
Optometric practice/retail store	1,934	1,936	(2)

	17,427	15,333	2,094

Other:
Ophthalmology practice	7,346	7,510	(164)
Other	—	26	(26)

	7,346	7,536	(190)

Total Net Product Sales and Other Revenue	$24,773	$22,869	$1,904

Salaries, Wages and Benefits

        Consolidated.    Salaries, wages and benefits expense increased by 7.1% from $39.8 million to $42.7 million. As a percentage of net revenue, salaries, wages and benefits expense decreased from 31.0% to 30.2% primarily due to minimal corporate infrastructure expenses added to service new ASCs. Salaries, wages and benefits expense by segment is discussed below.

        Surgical Facilities.    Salaries, wages and benefits expense in our surgical facilities segment increased by 10.4% from $22.6 million to $24.9 million. The increase was the result of staff costs at ASCs acquired during 2007 and 2008 and staffing required at some of our same-facility ASCs.

        Product Sales and Other.    Salaries, wages and benefits expense in our product sales and other segments increased by 9.6% from $8.2 million to $9.0 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and the acquisition of a call center and marketing solutions business during the third quarter of 2008.

        Corporate.    Salaries, wages and benefits expense decreased by 3.4% from $9.1 million to $8.8 million. The decrease was primarily due to $0.4 million of reduced stock-based compensation expense and $0.3 million of reduced severance expense recorded in 2008. This decrease was partially offset by annual salary and incentive accrual increases.

Cost of Sales and Medical Supplies

        Consolidated.    Cost of sales and medical supplies expense increased by 8.1% from $30.2 million to $32.6 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.4% to 23.1%. Cost of sales and supplies expense by segment is discussed below.

        Surgical Facilities.    Cost of sales and medical supplies expense in our surgical facilities segment increased by 11.3% from $24.1 million to $26.9 million. As a percentage of net revenue, cost of sales and medical supplies expense increased marginally from 22.8% to 23.1%. The expense increase was the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

        Product Sales and Other.    Cost of sales and medical supplies expense in our product sales and other segments decreased by 4.6% from $6.1 million to $5.8 million primarily due to decreased revenue at our optical laboratories business.

Selling, General and Administrative

        Consolidated.    Selling, general and administrative expense increased by 9.7% from $23.5 million to $25.8 million. As a percentage of net revenue, selling, general and administrative expense decreased from 18.3% to 18.2%. Selling, general and administrative expense by segment is discussed below.

        Surgical Facilities.    Selling, general and administrative expense in our surgical facilities segment increased by 11.5% from $20.5 million to $22.8 million. The increase was due to costs associated with our new ASCs and an increase of $0.7 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

        Product Sales and Other.    Selling, general and administrative expense in our product sales and other segments increased by 20.0% from $3.5 million to $4.2 million primarily due to our acquisition of an optical products purchasing organization during the fourth quarter of 2007 and the acquisition of a call center and marketing solutions business during the third quarter of 2008.

        Corporate.    Corporate selling, general and administrative expense decreased by $0.8 million due to an increase of $0.7 million in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel. Excluding the management and billing/collections fees, corporate selling, general and administrative expense decreased by $0.1 million.

Depreciation and Amortization.    Depreciation and amortization expense increased 18.6% from $3.6 million to $4.3 million primarily due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of an optical products purchasing organization during the fourth quarter of 2007.

Minority Interests.    Minority interests in the earnings of our ASCs were $16.4 million in 2008 as compared to $15.3 million in 2007. All of this increase was attributable to new ASCs.

Interest (Income) Expense, net.    Interest (income) expense, net decreased from $4.8 million to $4.2 million due to a lower effective interest rate on borrowings primarily due to our convertible note offering during the second quarter of 2007.

Loss on Investment in Nonconsolidated Affiliate.    During the fourth quarter of 2007, we recorded a $1.0 million impairment charge relating to our 25% interest in an ASC located in Ft. Lauderdale, Florida.

Other (Income) Expense.    Other income was $0.0 million in 2008 as compared to $0.1 million in 2007.

Provision for Income Taxes.    Our effective tax rate in 2008 was 39.0% compared to 43.8% in 2007. The decrease was the result of recording a 100% valuation allowance against the tax benefit relating to the loss on investment in our non-consolidated affiliate and 0.9% related to an increase in our blended state partnership tax rate in 2007. Our effective tax rate was affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.    We incurred costs associated with our Laredo, Texas ASC during 2008. On August 7, 2008, our Laredo, Texas ASC, of which we own a 96% interest, sold substantially all of its assets for $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008. As part of our discontinued operations plan announced in the fourth quarter of 2007, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC in February 2008. We received proceeds of $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

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

	2007	2006	Increase (Decrease)
	(dollars in thousands)
Surgical Facilities:
Same-facility:
Net revenue	$72,952	$67,905	$5,047
# of procedures	86,434	79,083	7,351
New ASCs:
Net revenue	$32,563	$11,157	$21,406
# of procedures	42,331	13,501	28,830
ASC Closure/Laser Terminations:
Net revenue	$237	$2,035	$(1,798)
# of procedures	622	3,577	(2,955)

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

        Product Sales and Other. The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue decreased by 1.3% from $23.2 million to $22.9 million. Net revenue at our marketing products and services business decreased by $0.8 million. This decrease was due to the 2006 addition of marketing consulting services associated with increased services provided to medical device manufacturers to promote their new refractive intraocular lens technology. Net revenue at our optical laboratory business increased by $0.3 million due to an increase in existing customer orders and improved external marketing. Net revenue at our optical products purchasing organization increased by $0.4 million due to an increase in existing customer orders and new customers.

Net revenue from our ophthalmology practice decreased by $0.1 million primarily due to a decrease in the number of patient visits.

	2007	2006	Increase (Decrease)
	(dollars in thousands)
Product Sales:
Optical laboratories	$6,245	$5,964	$281
Optical products purchasing organization	3,073	2,649	424
Marketing products and services	4,079	4,918	(839)
Optometric practice/retail store	1,936	1,877	59

	15,333	15,408	(75)

Other:
Ophthalmology practice	7,510	7,619	(109)
Other	26	132	(106)

	7,536	7,751	(215)

Total Net Product Sales and Other Revenue	$22,869	$23,159	$(290)

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

Other (Income) Expense.    Other income was $0.1 million in 2007 as compared to $0.4 million in 2006. This decrease was primarily due to our share of increased operating losses from our nonconsolidated affiliate and the 2006 gain on sale of an ASC.

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

Liquidity and Capital Resources

        Operating activities for 2008 generated $25.1 million in cash flow compared to $18.0 million in 2007. Of the $7.1 million increase in cash flow from operating activities, $4.0 million was due to higher net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, gain on sale of minority interests, loss on non-consolidated affiliate, stock-based compensation expense, gain (loss) on sale of ASC, deferred income taxes and asset impairment charge. Changes in operating assets and liabilities added $3.0 million to the increase in cash flows from operating activities. The primary driver to the cash contribution from the changes in operating assets and liabilities was due to the timing of vendor cash payments and a decrease in incentive compensation payments during 2008, which combined added $2.8 million to our cash flow from operating activities.

        Cash flows used in investing activities was $55.4 million in 2008 compared to $41.8 million in 2007. Investing activities in 2008 included the acquisition of three ASCs and a call center and marketing solutions business for $49.4 million, the purchase of property and equipment for $4.9 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs, the payment of additional purchase price consideration of $0.3 million for our optical products purchasing organization, and proceeds of $0.4 million relating to the sale of our Thibodaux, Louisiana and Laredo, Texas ASCs. Investing activities in 2007 included the acquisition of two ASCs for $32.6 million, the acquisition of an optical products purchasing organization for $7.0 million and the purchase of property and equipment for $2.5 million. These investments were partially offset by proceeds from the sale of minority equity interests in two of our ASCs for $0.3 million and proceeds from the sale of our majority interest in one of our ASCs for $0.1 million.

        Cash flows from financing activities in 2008 included net borrowings of $33.1 million under our credit facility, net proceeds of $0.5 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $3.3 million relating to the development and relocation of an ASC. These proceeds were offset by $1.4 million of capital lease and other debt obligation payments and $6.7 million relating to the repurchase of our common stock. Cash flows provided by financing activities in 2007 included proceeds of $1.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan offset by $33.7 million of net payments under our credit facility and $2.4 million of capital lease and other debt obligation payments. On June 27, 2007, we received $62.4 million of net proceeds in connection with the issuance of convertible subordinated notes (as described below and in Note 11) and immediately used these proceeds to pay down debt under our revolving credit facility.

        On June 27, 2007, we issued $75 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the "Convertible Notes"). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $6.371 per share, or approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. The aggregate underwriting discount incurred with respect to the issuance of the Convertible Notes was $2.6 million, which has been recorded as debt discount on our consolidated balance sheet and is being amortized using the effective interest rate method over the term of the Convertible Notes. In May 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this FSP will add approximately $4.2 million, $3.9 million and $1.9 million of non-cash interest expense to our 2009, 2008 and 2007 results of operations, respectively. This will result in a reduction to net income of approximately $2.6 million ($0.11 per diluted share), $2.4 million ($0.10 per diluted share) and $1.1 million ($0.04 per diluted share) in 2009, 2008 and 2007, respectively. The adoption of this FSP will not have an impact on our cash flows.

        The Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes' principal amount and settle any excess of the Convertible Notes' conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. The conversion value of the Convertible Notes is equal to the market price of our common stock multiplied by the conversion rate of approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $6.371 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $6.371.

        Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the "purchased call options") with Deutsche Bank AG London (the "counterparty"), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes. We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For a further discussion of the Convertible Notes and the related call options and warrants, see Note 11 to the consolidated financial statements.

        At December 31, 2008, we had $57.1 million of borrowings outstanding under our revolving credit facility and were in compliance with all of our covenants. Effective February 7, 2007, we amended our credit facility, increasing the maximum commitment available under the facility from $80 million to $125 million and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations. At December 31, 2008, we had approximately $67.0 million of potential borrowing availability under our credit facility. The amended credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of our total indebtedness to our earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement. The amended credit agreement provided for temporary increases in this ratio through September 30, 2008 for purposes of calculating our maximum borrowing availability. This ratio decreased following September 30, 2008 and reduced our maximum borrowing capacity. Interest on borrowings under the facility is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin, ranging from 0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants. In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends and requirement to maintain various financial ratios; however, many of these limitations were changed by amendments. Under the terms of our credit facility, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions. On May 31, 2007, we amended our credit facility pursuant to which our lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24.6 million. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary, to continue to maintain its existing bank debt of approximately $1.6 million outside of the credit facility. Effective June 20, 2007, we amended our credit facility to obtain lenders' consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions. This amendment also modified certain loan pricing, financial covenants and various definitions. On December 13, 2007, we amended our credit facility to modify various definitions and financial covenants to allow one of our subsidiaries, NovaMed Surgery Center of Altamonte Springs, LLC, to procure up to $4.0 million of indebtedness outside the credit facility to fund the construction of a new site for this ASC. On December 1, 2008, we amended our credit facility pursuant to which our lenders consented to the assumption of certain debt outside the credit facility relating to acquisitions completed after the effective date of this amendment. Under the terms of the consent, the assumption of total debt outside the credit facility for these acquisitions may not exceed $6.0 million. The weighted average interest rate on credit line borrowings at December 31, 2008 was 4.6%.

        During 2006, we entered into two interest rate swap agreements. The interest rate swaps protect us against certain interest rate fluctuations of the LIBOR rate on $24 million of our variable rate debt under our credit facility. The date of the first interest rate swap was April 12, 2006 and it expires on April 19, 2009. This interest rate swap effectively fixes our LIBOR rate on $12 million of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008. This interest rate swap effectively fixed our LIBOR rate on $12 million of variable rate debt at a rate of 5.75%. Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC ("New Albany ASC"), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender's one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

        As of December 31, 2008 and 2007, we had cash and cash equivalents of $4.9 million and $6.4 million, respectively, of which $3.1 million and $3.0 million, respectively, was restricted pursuant to agreements with six of our ASCs. As of December 31, 2008 and 2007, working capital was $12.1 million and $18.4 million, respectively.

        We expect our cash flow from operations and funds available under our existing credit facility to be sufficient to fund our operations for at least 12 months. However, if we are unsuccessful in renegotiating the renewal of our credit facility, this could negatively impact our ability to fund future operations. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the timing and size of our acquisition, development and expansion activities, capital requirements associated with our surgical facilities, and the future cost of surgical equipment.

        During the first quarter of 2008, we recorded additional goodwill of $1.7 million for one of our ASCs relating to the resolution of a contingency included in the original purchase agreement. We paid cash of $0.9 million during the first quarter of 2008 and recorded a liability for the remaining balance to be paid no later than July 2009.

        Effective February 28, 2008, our Altamonte Springs, Florida ASC, of which we own a 70% interest, entered into a $2.8 million installment note which matures on December 31, 2015. Effective August 13, 2008, the installment note was amended to increase the total loan amount to $3.3 million. This note finances the cost of relocating our ASC from Altamonte Springs, Florida to Orlando, Florida. This new ASC opened in January 2009. Interest is payable on the outstanding principal balance at the lender's one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. As of December 31, 2008, there was $3.3 million outstanding under this note.

        In February 2008, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC. We received proceeds of $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008. In August 2008, our Laredo, Texas ASC, of which we owned a 96% interest, sold substantially all of its assets for $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.

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

Contractual Obligations and Commitments

        We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2008 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Capital leases	$1,444	$415	$601	$254	$174
Operating leases	33,730	6,431	10,337	7,702	9,260
Long-term debt(1)	57,100	—	57,100	—	—
Interest payments on long-term debt(1)	1,761	1,618	143	—	—
Convertible notes(2)	75,000	—	—	75,000	—
Interest payments on convertible notes(2)	2,656	750	1,500	406	—
Notes payable	14,752	3,739	7,386	2,623	1,004
Purchase commitments	428	321	107	—	—

Total	$186,871	$13,274	$77,174	$85,985	$10,438

	Expiration by period (dollars in thousands)
Commercial Commitments	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Letter of Credit	$478	$478	$—	$—	$—

Total	$478	$478	$—	$—	$—

(1)
Balance is amount outstanding under our revolving credit facility that expires February 5, 2010. Interest payments are based on the amount and weighted average interest rate of debt outstanding at December 31, 2008.

(2)
Balance is principal amount of convertible notes issued during 2007 that are due June 15, 2012. Interest payments are based on the coupon interest rate of 1% annually. For a further discussion on the convertible notes, see Note 11 to the consolidated financial statements.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to reflect eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We did not elect to apply the fair value option to any of our financial instruments.

        In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS 160 will result in changes in the presentation of our financial position, primarily due to reclassification of minority interest to a component of shareholders' equity, but is not expected to have a material effect on our results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. The impact of adopting SFAS 141R will be dependent on future acquisitions that we may pursue after its effective date.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for us beginning on January 1, 2009.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for us as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the impact of the adoption of FSP 142-3 to have a material effect on our financial position, results of operations or cash flows.

        In May 2008, the FASB issued FSP No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this FSP will add approximately $4.2 million, $3.9 million and $1.9 million of non-cash interest expense to our 2009, 2008 and 2007 results of operations, respectively. This will result in a reduction to net income of approximately $2.6 million ($0.11 per diluted share), $2.4 million ($0.10 per diluted share) and $1.1 million ($0.04 per diluted share) in 2009, 2008 and 2007, respectively. The adoption of this FSP will not have an impact on our cash flows.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of this EITF on our results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing and cash management activities. We have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings. We do not use derivative instruments for speculative purposes. Our borrowings are primarily indexed to the prime rate or LIBOR and have a mix of maturities. We entered into two swap agreements in 2006 as follows: $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.34% from April 19, 2006 to April 19, 2009 and $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.75% which expired on September 30, 2008. In addition, NovaMed Eye Surgery Center of New Albany, LLC, of which we own a 67.5% equity interest, entered into a swap agreement in 2006 as follows: $2.9 million in principal amount outstanding as of December 31, 2008 under a note with National City Bank with a fixed rate of 5.51% from August 4, 2006 to August 1, 2011.

        On December 31, 2008, we had $57.1 million outstanding under our credit facility, $12.0 million of which was subject to a swap agreement noted above. Accordingly, a hypothetical 100 basis point increase in market interest rates would not result in any additional annual interest expense on this $12 million of indebtedness. The remaining $45.1 million outstanding under our credit facility was subject to the one-month LIBOR. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.5 million. The fair value of this long-term debt approximated its carrying value at December 31, 2008.

        Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the "purchased call options") with Deutsche Bank AG London (the "counterparty"), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11.8 million shares of our common stock at a strike price of $6.371 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes. We also sold warrants to the counterparty to purchase from us an aggregate of approximately 11.8 million shares of our common stock at an exercise price of $8.31 per share and received proceeds of $14.0 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. For further discussion about the Convertible Notes and the related call options and warrants, see Note 11 in the Notes to Consolidated Financial Statements.

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

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements and financial statement schedules, with the Reports of Independent Registered Public Accounting Firm, listed in Item 15 are included in this Form 10-K.

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

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We acquired three ASCs and a call center and marketing solutions business during 2008. Management's evaluation of internal control over financial reporting excluded these businesses acquired during 2008, with total assets of $58.1 million and net revenue of $5.3 million included in our consolidated financial statements as of and for the year ended December 31, 2008.

        Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2008. BDO Seidman, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included with our financial statements in Item 15(a)(1) and incorporated by reference.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in response to this item is incorporated by reference from the "Proposal No. 1—Election of Directors," "Other Directors" and "Executive Officers" sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement").

Item 11.    Executive Compensation

        The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" sections of the 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions, and Director Independence" section of the 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information in response to this item is incorporated by reference from the "Disclosure of Auditor Fees" section of the 2009 Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

1.
The following consolidated financial statements of the Company, with the reports of independent registered public accounting firms, are filed as part of this Form 10-K:

•
Reports of Independent Registered Public Accounting Firm

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
4.7
Instrument of Resignation, Appointment and Acceptance dated September 18, 2008 pursuant to which U.S. Bank National Association replaced LaSalle Bank National Association as Trustee under the Indenture
10.1(F)	Registrant's Second Amended and Restated 1999 Stock Purchase Plan
10.2(B)	Indemnification Agreement
10.3(B)	Registration Rights Agreement

Exhibit Number	Exhibit
10.4(B)	Subordinated Registration Rights Agreement
10.5(G)	Employment Agreement dated December 19, 2008 with Scott T. Macomber
10.6(H)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan
10.7(I)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for Outpatient Surgery
10.8(G)	Employment Agreement dated December 19, 2008 with Thomas S. Hall
10.9(J)	Restricted Stock Award Agreement dated as of October 27, 2005 with Thomas S. Hall
10.10(K)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza Surgery Center, LLP
10.11(L)	Asset Contribution and Exchange Agreement dated as of October 3, 2006 with Surgery Center of Cleveland, LLC
10.12(M)	Sixth Amended and Restated Credit Agreement dated as of February 7, 2007
10.13(N)	Registrant's Second Amended and Restated Stock Incentive Plan
10.14(N)	Registrant's Amended and Restated 2000 Employee Stock Incentive Plan
10.15(N)	Registrant's Amended and Restated 2001 Employee Stock Incentive Plan
10.16(N)	Registrant's Amended and Restated 2005 Restricted Stock Plan
10.17(N)	Registrant's Amended and Restated 2005 Stock Incentive Plan
10.18(A)	First Amendment to Credit Agreement and Consent to Acquisition dated as of May 31, 2007
10.19(O)	Second Amendment to Credit Agreement dated as of June 20, 2007
10.20(P)	Third Amendment and Consent to Credit Agreement dated as of December 13, 2007
10.21(E)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding a convertible note hedge transaction
10.22(Q)	Separation Agreement and General Release dated January 7, 2008 with Jack M. Clark, Jr.
10.23(R)	Fourth Amendment and Consent to Credit Agreement dated as of December 1, 2008
10.24	Amended and Restated Executive Incentive Compensation Plan
10.25	Employment Agreement dated December 15, 2008 with Graham B. Cherrington
21	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(D)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(E)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

(F)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 23, 2008.

(G)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(H)
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

(P)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

(Q)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on January 10, 2008.

(R)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 5, 2008.

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited Schedule II—Valuation Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NovaMed, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, IL
March 13, 2009

 Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

        We have audited NovaMed, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Item 9A, "Management's Report on Internal Control over Financial Reporting", management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three of its ambulatory surgery centers and a call center and marketing solutions business, which the Company acquired on various dates during 2008, and constituted total assets, net assets, net sales, and net income of $58.1 million, $51.8 million, $5.3 million, and $2.2 million, respectively, of the related consolidated amounts as of and for the year ended December 31, 2008. Our audit of the Company's internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of these four acquired entities.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 13, 2009

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents, including $3,100 and $2,961 of restricted cash, respectively	$4,875	$6,382
Accounts receivable, net of allowances of $43,784 and $27,698, respectively	20,329	19,298
Notes and amounts due from related parties	471	471
Inventory	2,355	2,366
Prepaid expenses and deposits	1,624	1,410
Current tax assets	2,154	1,840
Current assets of discontinued operations	—	163

Total current assets	31,808	31,930
Property and equipment, net	20,526	13,566
Intangible assets, net	198,414	147,558
Noncurrent deferred tax assets, net	—	1,718
Other assets, net	673	889
Noncurrent assets of discontinued operations	—	43

Total assets	$251,421	$195,704

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,684	$7,848
Accrued expenses	6,706	4,479
Current maturities of long-term debt	3,282	1,035
Current liabilities of discontinued operations	—	130

Total current liabilities	19,672	13,492
Long-term debt, net of current maturities	67,747	28,500
Convertible subordinated debt, net of debt issuance costs	73,168	72,676
Other long-term liabilities	549	839
Deferred income tax liabilities	2,500	—
Minority interests	15,282	15,024
Commitments and contingencies
Stockholders' equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 29,746,349 and 29,406,779 shares issued at December 31, 2008 and 2007, respectively	296	293
Additional paid-in-capital	97,763	93,271
Accumulated deficit	(7,673)	(17,250)
Accumulated other comprehensive loss	(218)	(450)
Treasury stock, at cost, 6,785,880 and 4,842,839 shares at December 31, 2008 and 2007, respectively	(17,665)	(10,691)

Total stockholders' equity	72,503	65,173

Total liabilities and stockholders' equity	$251,421	$195,704

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net revenue:
Surgical facilities	$116,447	$105,752	$81,097
Product sales and other	24,773	22,869	23,159

Total net revenue	141,220	128,621	104,256

Operating expenses:
Salaries, wages and benefits	42,651	39,817	34,188
Cost of sales and medical supplies	32,599	30,154	25,390
Selling, general and administrative	25,776	23,505	18,939
Depreciation and amortization	4,311	3,635	2,708

Total operating expenses	105,337	97,111	81,225

Operating income	35,883	31,510	23,031

Other (income) expense:
Interest expense	4,271	4,948	3,017
Interest income	(68)	(195)	(87)
Minority interests in earnings of consolidated entities	16,380	15,255	11,439
Gain on sale of minority interests	—	(79)	(101)
Loss on investment in non-consolidated affiliate	—	1,041	—
(Earnings) loss of non-consolidated affiliate	—	67	(13)
Other	13	(85)	(299)

Total other (income) expense	20,596	20,952	13,956

Income before income taxes	15,287	10,558	9,075
Income tax provision	5,962	4,626	3,539

Income from continuing operations	9,325	5,932	5,536
Income (loss) from discontinued operations	(91)	(306)	201
Gain (loss) on disposal of discontinued operations	343	(11,220)	—

Net income (loss)	$9,577	$(5,594)	$5,737

Earnings per common share from continuing operations:
Basic	$0.38	$0.25	$0.24

Diluted	$0.37	$0.24	$0.22

Net earnings (loss) per common share:
Basic	$0.39	$(0.23)	$0.25

Diluted	$0.38	$(0.22)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

	Common Stock
				Deferred Compensation Restricted Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated) (Deficit)	Treasury Stock
		Par Value	Additional Paid-In Capital						Total Stockholders' Equity
	Shares						Shares	At Cost
Balance, December 31, 2005	26,783	$268	$84,830	$(1,572)	$—	$(17,393)	(4,387)	$(7,458)	$58,675
Reclassification of deferred compensation	—	—	(1,572)	1,572	—	—	—	—	—
Stock options exercised	1,673	17	4,367	—	—	—	(305)	(2,296)	2,088
Shares issued—employee stock purchase plan	23	—	136	—	—	—	—	—	136
Restricted stock activity	55	—	—	—	—	—	(21)	(158)	(158)
Stock-based compensation expense	—	—	1,892	—	—	—	—	—	1,892
Unrealized loss on interest rate swaps	—	—	—	—	(254)	—	—	—	(254)
Net income	—	—	—	—	—	5,737	—	—	5,737

Balance, December 31, 2006	28,534	285	89,653	—	(254)	(11,656)	(4,713)	(9,912)	68,116
Stock options exercised	761	8	2,693	—	—	—	(82)	(626)	2,075
Shares issued—employee stock purchase plan	37	—	163	—	—	—	—	—	163
Restricted stock activity	75	—	—	—	—	—	(48)	(153)	(153)
Stock-based compensation expense	—	—	2,602	—	—	—	—	—	2,602
Sale of warrants	—	—	14,000	—	—	—	—	—	14,000
Convertible note call options, net of $8,160 tax benefit	—	—	(15,840)	—	—	—	—	—	(15,840)
Unrealized loss on interest rate swaps	—	—	—	—	(196)	—	—	—	(196)
Net loss	—	—	—	—	—	(5,594)	—	—	(5,594)

Balance, December 31, 2007	29,407	293	93,271	—	(450)	(17,250)	(4,843)	(10,691)	65,173
Stock options exercised	304	3	2,157	—	—	—	—	—	2,160
Shares issued—employee stock purchase plan	35	—	116	—	—	—	—	—	116
Restricted stock activity	—	—	—	—	—	—	(34)	(103)	(103)
Stock-based compensation expense	—	—	2,219	—	—	—	—	—	2,219
Repurchases of common stock	—	—	—	—	—	—	(1,909)	(6,871)	(6,871)
Unrealized gain on interest rate swaps	—	—	—	—	232	—	—	—	232
Net income	—	—	—	—	—	9,577	—	—	9,577

Balance, December 31, 2008	29,746	$296	$97,763	$—	$(218)	$(7,673)	(6,786)	$(17,665)	$72,503

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,577	$(5,594)	$5,737
Adjustments to reconcile net income (loss) to net cash provided by operations, net of effects of purchase transactions:
Depreciation and amortization	4,318	4,013	3,090
Gain on sale of minority interests/divestitures	—	(79)	(102)
(Earnings) loss of non-consolidated affiliate	—	67	(13)
Loss on investment in non-consolidated affiliate	—	1,041	—
Stock-based compensation expense	2,219	2,602	1,892
Amortization of subordinated debt fees	646	331	—
(Gain) loss on sale of ASC	(299)	1,648	—
Deferred income taxes	5,463	4,285	3,351
Minority interests	16,387	15,020	11,540
Distributions to minority partners	(16,374)	(15,032)	(9,448)
Goodwill and asset impairment charge	(34)	9,572	—
Changes in operating assets and liabilities—
Accounts receivable	1,577	1,510	(3,300)
Inventory	267	(111)	(56)
Other current assets	(227)	29	24
Accounts payable, accrued expenses and income taxes payable	1,277	(1,534)	1,943
Other noncurrent assets	254	224	18

Net cash provided by operating activities	25,051	17,992	14,676

Cash flows from investing activities:
Payments for acquisitions, net	(50,119)	(39,788)	(55,266)
Purchases of property and equipment	(4,896)	(2,461)	(3,522)
Proceeds from sale of minority interests	—	273	653
Proceeds from sale of property and equipment	96	—	364
Proceeds from sale of ASC	376	141	—
Other	(873)	—	—

Net cash used in investing activities	(55,416)	(41,835)	(57,771)

Cash flows from financing activities:
Borrowings under revolving credit agreement	58,300	54,500	85,500
Payments under revolving credit agreement	(25,200)	(88,200)	(44,800)
Other long term borrowings	102	37	4,000
Proceeds from the issuance of convertible subordinated debt, net	—	62,375	—
ASC relocation borrowings	3,300	—	—
Proceeds from the issuance of stock, net of issuance costs	507	1,148	690
Repurchase of common stock	(6,719)	—	—
Payments of other debt, debt issuance fees and capital lease obligations	(1,432)	(2,378)	(1,242)

Net cash provided by financing activities	28,858	27,482	44,148

Net (decrease) increase in cash and cash equivalents	(1,507)	3,639	1,053
Cash and cash equivalents, beginning of year	6,382	2,743	1,690

Cash and cash equivalents, end of year	$4,875	$6,382	$2,743

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. GENERAL INFORMATION

Description of the Business

        NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company's primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2008, the Company owned and operated 37 ASCs where surgeons perform various surgical procedures. The Company owned a majority interest in 35 of its ASCs with physicians owning the remaining equity interests in these ASCs. The Company owns all of the equity interests in its other two ASCs. The Company also owns a 25% equity interest in an ASC that it plans to divest. The Company also has laser services agreements pursuant to which it provides excimer lasers and other services to ophthalmologists for their use in performing laser vision correction (LVC) surgery.

        The Company also owns and operates optical laboratories, an optical products purchasing organization and marketing products and services businesses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

        The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. The Company uses the equity method of accounting for the ASCs in which it owns a minority interest. The Company consolidates two physician practice management (PPM) entities under the guidance of EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements. All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to six of its limited liability company agreements, the cash held by each entity is restricted to that entity's use. The cash balance subject to such restrictions was $3,100 and $2,961, at December 31, 2008 and 2007, respectively.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records estimated imparirments in the periods in which they occur.

As of December 31,	2008	2007
Surgical supplies	$1,577	$1,530
Optical products	690	745
Other	88	91

Total inventory	$2,355	$2,366

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

        The Company's reported goodwill represents a significant portion of its total assets. The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, annually and/or when factors indicating impairment are present. In conducting the impairment analysis, the Company utilizes a market comparable and discounted cash flow approach. Differences in assumptions used under this approach could have a significant impact on the determination of the fair value of our reporting units. The Company currently believes it has adequate support for the carrying value of the goodwill based on assumptions used in the impairment analysis. However, the analysis requires significant judgments and estimates to be made by management. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. The Company will continue to perform a goodwill impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, the Company may change its estimates.

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

Fair Value of Financial Instruments

        The carrying value of financial instruments such as accounts receivable, notes and amounts due from affiliated providers, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of its notes receivable from related parties, line of credit, and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates. The Company enters into interest rate swap agreements to protect it against interest rate fluctuations of the LIBOR rate on certain of its debt. The fair value of the swaps is determined based on market interest rates for similar maturity periods and is discussed in Note 16. At December 31, 2008, the carrying value and fair value of the Company's convertible notes were $73,168 and $45,563, respectively.

Revenue Recognition

  Surgical Facilities

        Revenue in the Company's ASCs is based on fees charged to patients, third-party payors or others for use of the facilities and relates primarily to surgical procedures performed in the ASCs. Revenue from fixed-site laser services installations is the fee charged to the doctor for use of the laser placed in that doctor's facility. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts and is recognized at the time the surgical procedure is performed. The contractual allowance is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. The Company bases its estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, contracted rates with other third party payors or historical experience when there is not a specific contracted rate. The estimate for doubtful accounts is based on the aging category and historical collection experience. Although the Company does not separately track contractual adjustments and provisions for doubtful accounts, management believes that the amounts related to bad debts are immaterial for all periods presented. While the Company believes that its contractual allowances are appropriate, if its actual

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contractual adjustments or bad debts differ from its estimates, the Company's results of operations may be affected. During the years ended December 31, 2008, 2007 and 2006, the Company had no significant adjustments to contractual allowances related to prior periods.

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

        The Company's optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for discounts. The Company's marketing products and services businesses recognize revenue when the product is shipped or service rendered.

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

Stock Based Compensation

        Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS 123(R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2008, 2007 and 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with FAS 123(R). All such estimates were made using the Black-Scholes option-pricing model.

Concentration of Credit Risk

        For the years ended December 31, 2008, 2007 and 2006, approximately 35%, 35% and 38%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities the option to reflect eligible financial instruments at fair value. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect to apply the fair value option to any of its financial instruments.

        In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS 160 will result in changes in the presentation of the Company's financial position, primarily due to reclassification of minority interest to a component of shareholders' equity, but is not expected to have a material effect on its results of operations or cash flows.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), a revision of SFAS 141, Business Combinations. SFAS 141R establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill, and non-controlling interests. SFAS 141R also provides disclosure requirements related to business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. The impact of adopting SFAS 141R will be dependent on future acquisitions that the Company may pursue after its effective date.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning on January 1, 2009.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No.142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and expands the disclosure requirements of SFAS 142. The provisions of FSP 142-3 are effective for the Company as of January 1, 2009. The provisions of FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the impact of the adoption of FSP 142-3 to have a material effect on its financial position or results of operations.

        In May 2008, the FASB issued FSP No. APB 14-1 ("FSP APB 14-1"), Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this FSP will add approximately $4,225, $3,867 and $1,852 of non-cash interest expense to the Company's 2009, 2008 and 2007 results of operations, respectively. This will result in a reduction to net income of approximately $2,577 ($0.11 per diluted share), $2,359 ($0.10 per diluted share) and $1,130 ($0.04 per diluted share) in 2009, 2008 and 2007, respectively. The adoption of this FSP will not have an impact on the Company's cash flows.

        In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this EITF on its results of operations.

3. EARNINGS PER COMMON SHARE (EPS)

        Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of common shares, including the dilutive effect of potential common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and restricted stock, is calculated using the treasury stock method.

        Earnings per common share is calculated as follows:

	Year Ended December 31,
	2008	2007	2006
Income from continuing operations	$9,325	$5,932	$5,536
(Loss) income from discontinued operations	252	(11,526)	201

Net (loss) income	$9,577	$(5,594)	$5,737

Basic weighted average number of common shares outstanding	24,295	24,117	23,252
Effect of dilutive securities—stock options and restricted stock	601	1,034	1,605

Diluted weighted average number of shares outstanding	24,896	25,151	24,857

Basic earnings (loss) per common share:
Continuing operations	$0.38	$0.25	$0.24
Discontinued operations	0.01	(0.48)	0.01

Basic earnings (loss) per share	$0.39	$(0.23)	$0.25

Diluted earnings (loss) per common share:
Continuing operations	$0.37	$0.24	$0.22
Discontinued operations	.01	(0.46)	0.01

Diluted earnings (loss) per share	$0.38	$(0.22)	$0.23

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

4. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

	Years ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Interest paid	$3,188	$4,904	$2,393
Income taxes paid	385	633	319
Income tax refunds received	126	—	38

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

        During 2008, 2007 and 2006, the Company received 34,079, 47,416 and 21,522 shares of its common stock from certain executives to fund $103, $153 and $158 of tax withholding, respectively, due on restricted stock granted to them, which vested during the year. These were recorded as treasury shares and certain of these shares are available for future issuance under the Company's stock incentive plans.

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

        In 2008, 2007 and 2006, the Company obtained medical equipment by entering into capital leases for $1,070, $294 and $279, respectively.

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS

        The Company accounts for acquisitions of majority equity interests in ASCs using the purchase method of accounting. The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

        The Company acquired a majority interest in three ASCs in 2008. The Company also acquired a 100% interest in a call center and marketing solutions business in 2008. The Company acquired a majority interest in two ASCs in 2007. The Company also acquired a 100% interest in an optical products purchasing organization in 2007. The Company acquired a majority interest in nine ASCs during 2006. Total cash acquisition cost in 2008 for these ASCs and call center and marketing solutions business was $49,427 of which the Company allocated $48,017 to goodwill and $1,191 to amortizable intangible assets. Total cash acquisition cost in 2007 for these ASCs and optical products purchasing organization was $39,600 of which the Company allocated $35,942 to goodwill and $2,860 to amortizable intangible assets. Total cash acquisition cost in 2006 for these ASCs was $51,110 of which the Company allocated $47,473 to

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

5. ACQUISITIONS AND SALES OF MINORITY INTERESTS (Continued)

goodwill. The goodwill is not amortized in accordance with SFAS 142 and is expected to be fully deductible for tax purposes.

        On June 1, 2007, the Company acquired a 62.5% interest in the Surgery Center of Kalamazoo ("Kalamazoo"), a multi-specialty ASC located in Portage, Michigan, for $24,600, of which the Company allocated $24,662 to goodwill. In addition to the purchase price, the Company paid $86 of direct acquisition costs. The acquisition was funded from the Company's credit facility. The purchase price for the 62.5% ownership interest in Kalamazoo was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable net assets acquired was recorded as goodwill. The following table summarizes the purchase price allocation:

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

        The following unaudited pro forma results of operations assume that the business acquisitions in 2008 and 2007 occurred as of January 1, 2007 and that the business acquisitions in 2007 and 2006 occurred as of January 1, 2006. The unaudited pro forma results below are based on historical results of operations and do not necessarily reflect actual results that would have occurred:

	Year ended December 31,
Pro forma results	2008	2007	2006
Net revenue	$159,854	$156,350	$129,241
Operating income	44,391	43,899	33,497
Income from continuing operations	10,833	8,290	6,761
Net income (loss)	11,085	(3,236)	6,962
Earnings per common share from continuing operations:
Basic	0.45	0.34	0.29
Diluted	0.44	0.33	0.27
Earnings (loss) per common share:
Basic	0.46	(0.13)	0.30
Diluted	0.45	(0.13)	0.28

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

        The Company also sold minority equity interests in four of its existing ASCs during 2007 and 2006 to various physicians. From the sale of minority interests, the Company received in the aggregate approximately $273 and $210 in cash proceeds in 2007 and 2006, respectively.

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following as of December 31, 2008 and 2007:

	2008	2007
Equipment	$25,090	$19,085
Information technology	3,698	2,959
Furniture and fixtures	1,375	1,187
Land and buildings	286	286
Leasehold improvements	15,703	8,899

	46,152	32,416
Less—Accumulated depreciation and amortization	(25,626)	(18,850)

	$20,526	$13,566

        Depreciation and amortization expense in 2008, 2007 and 2006 was $4,311, $3,635 and $2,708, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company accounts for intangible assets in accordance with SFAS 142. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance January 1, 2006	$61,805	$5,475	$941	$68,221	$78
Acquisitions	51,559	—	—	51,559	—
Amortization	—	—	—	—	(30)

Balance December 31, 2006	113,364	5,475	941	119,780	48
Acquisitions	32,019	4,682	—	36,071	1,750
Purchase price adjustments	(154)	—	—	(154)	—
Amortization	—	—	—	—	(30)
Impairments	(10,537)	—	—	(10,537)	—

Balance December 31, 2007	134,692	10,157	941	145,790	1,768
Acquisitions	47,329	688	—	48,017	1,266
Purchase price adjustments	1,650	351	—	2,001	—
Amortization	—	—	—	—	(293)
Other	(135)	(1,110)	—	(1,245)	1,110

Balance December 31, 2008	$183,536	$10,086	$941	$194,563	$3,851

8. ACCRUED EXPENSES

        Accrued expenses consist of the following as of December 31, 2008 and 2007:

	2008	2007
Accrued payroll and related benefits	$2,307	$2,046
Accrued incentive compensation	1,355	655
Accrued interest	417	197
Deferred revenue	1,076	612
Accrued professional fees	410	501
Accrued business taxes	331	307
ASC purchase price contingency	743	—
Other	67	161

	$6,706	$4,479

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

        On December 12, 2007, the Board of Directors of the Company approved a plan to close or sell three majority owned ASCs located in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Prior to reporting these ASCs as discontinued operations, they represented approximately 2% of the Company's consolidated net revenue and a net loss of approximately $0.01 per diluted share in 2007. The Board determined to close or sell the Columbus, Georgia and Laredo, Texas ASCs due to their continued unprofitability. The Thibodaux, Louisiana ASC only had one surgeon who was planning to retire shortly. The decision to close or sell this ASC was based on the ASC's competitive position in the market, limited growth potential, and the lack of a succession plan for the surgeon in this rural area.

        Subsequent to the decision to sell or close the ASCs above, the Company completed the sale of the Columbus, Georgia ASC. The Company received net sale proceeds of $141 and recorded a net loss on sale of the ASC of $1,648 during the fourth quarter of 2007.

        During the fourth quarter of 2007, the Company recorded a net loss on the pending divestiture of the Laredo, Texas ASC of $8,092. The net loss primarily related to the write down of the carrying value of net assets to the Company's estimate of fair market value less costs to sell the ASC. In August 2008, the ASC, of which the Company owned a 96% interest, sold substantially all of it assets for $156. As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $243 in the third quarter of 2008.

        During the fourth quarter of 2007, the Company recorded a net loss on the pending divestiture of the Thibodaux, Louisiana ASC of $1,480. The net loss primarily related to the write down of the carrying value of net assets to the Company's estimate of fair market value less costs to sell the ASC. In February 2008, the Company completed the sale of its 70% interest in the ASC and received proceeds of $226. As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $61 in the first quarter of 2008.

        In addition to recording the net loss on disposal of the ASCs described above, the Company reported the results of operations of these ASCs within discontinued operations for all periods presented within the Consolidated Statements of Operations and has excluded amounts related to these ASCs from amounts reflected in footnotes that disclose information about continuing operations.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

9. DISCONTINUED OPERATIONS (Continued)

        The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2008	2007	2006
Net revenue	$148	$2,456	$4,178
Operating expense	290	3,289	3,794
Interest and other (income) expense, net	7	(331)	54

(Loss) income from operations before income taxes	(149)	(502)	330
Income tax (benefit) expense	(58)	(196)	129

Net (loss) income	$(91)	$(306)	$201

(Loss) gain on disposal of discontinued operations	$343	$(11,042)	$—
Income tax expense	—	178	—

Net (loss) gain on disposal of discontinued operations	$343	$(11,220)	$—

10. INCOME TAXES

        The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2005.

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

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Unrecognized tax benefits—Beginning Balance	$435	$416
Gross increases—tax positions in prior period	—	—
Gross decreases—tax positions in prior period	—	—
Gross increases—current period tax positions	—	99
Settlements	(70)	(80)
Lapse of statute of limitations	—	—

Unrecognized tax benefits—Ending Balance	$365	$435

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. INCOME TAXES (Continued)

        The income tax provision from continuing operations consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current
Federal	$74	$—	$—
State	366	323	317

	440	323	317

Deferred
Federal	3,625	(5,125)	1,774
State	209	335	237

Deferred tax provision (benefit)	3,834	(4,790)	2,011
Less: discontinued operations tax (provision) benefit	59	18	(129)

	3,893	(4,772)	1,882

Other
Tax benefit of convertible note hedge payment and stock-based compensation recorded as additional paid-in-capital	1,629	9,075	1,340

	$5,962	$4,626	$3,539

        A reconciliation of income tax expense from continuing operations and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2008	2007	2006
Tax expense at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes, net	3.8	4.4	3.9
Valuation allowance	—	3.9	—
Other	1.2	1.5	1.1

Provision for income taxes	39.0%	43.8%	39.0%

        At December 31, 2008, the Company had federal net operating loss carryforwards of approximately $3,100 and $327 of federal alternative minimum tax credit carryforwards. The federal net operating loss carryforwards expire in 2022, 2023 and 2028 and the federal alternative minimum tax credits carry forward indefinitely. The Company also has capital loss carryforwards of approximately $7,100, net of a $6,700 valuation reserve, that expire starting in 2007 through 2010. Due to the new reporting requirements of FAS123(R), the asset related to the net operating loss carryforward is not recorded on the Company's balance sheet because the loss was created by the tax benefits of stock option exercises and under the new accounting rules cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. INCOME TAXES (Continued)

        Deferred tax assets (liabilities) are comprised of the following at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
Discontinued operations and restructuring	$6,039	$6,753
Goodwill impairment charges	1,613	1,613
Capital loss carryforward	2,682	2,682
Loss on investment on nonconsolidated affiliate	396	396
Deferred revenue	215	89
Convertible note hedge payment	5,712	7,344
AMT credit	327	251
Discount on conversion of notes	107	139
Compensation expense related to stock options	1,946	1,337
Receivable and inventory reserves	420	464
Compensation expense	104	228
Other	545	377

	20,106	21,673
Valuation allowance	(8,383)	(9,069)

Total deferred tax assets	11,723	12,604
Deferred tax liabilities
Depreciation and amortization	(11,690)	(8,784)
Prepaid expense	(379)	(262)
Other	—	—

Total deferred tax liabilities	(12,069)	(9,046)

Net deferred tax assets (liabilities)	$(346)	$3,558

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

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES

        Long-term debt consists of the following as of December 31, 2008 and 2007:

	2008	2007
Revolving credit facility	$57,100	$24,000
Capital lease obligations (see Note 12)	1,265	575
Notes payable	12,664	4,960
Less—Current maturities	(3,282)	(1,035)

Total long-term debt	$67,747	$28,500

Convertible subordinated debt, net of discount	$73,168	$72,676

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

        Cash payments required on debt in the five years subsequent to December 31, 2008 and thereafter are reflected in the table below:

2009	$4,153
2010	61,118
2011	3,970
2012	76,733
2013	1,144
Thereafter	1,178

Total cash payments	$148,296
Less: interest on capital leases and notes payable	(2,267)
Less: convertible debt discount	(1,832)

Total debt	$144,197

Revolving Credit Facility

        Effective February 7, 2007, the Company amended its credit facility, increasing the maximum commitment available under the facility from $80,000 to $125,000 and extending the expiration date to February 5, 2010. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations. At December 31, 2008, the Company had approximately $67,000 of potential borrowing availability under its credit facility. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions. Maximum borrowing availability and applicable interest rates under the facility are based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement. The amended credit agreement provided for temporary increases in this ratio through September 30, 2008 for purposes of calculating the maximum borrowing availability. This ratio decreased following September 30, 2008 and reduced the Company's maximum borrowing capacity. Interest on borrowings under the facility is payable at an annual rate equal to the Company's lender's published base rate plus the applicable borrowing margin, ranging from 0.0% to 0.50% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company's ability to meet other financial covenants. In addition, a fee ranging from 0.20% to 0.25% is charged on the unused portion of the commitment. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends and requirement to maintain various financial ratios; however, many of these limitations were changed by these amendments. Under the terms of its credit facility, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions. On May 31, 2007, the Company amended its credit facility pursuant to which its lenders consented to the acquisition of a 62.5% equity interest in Surgery Center of Kalamazoo, LLC for a purchase price of $24,600. This amendment also contained modifications to various definitions and financial covenants to enable the purchased entity, as a new subsidiary of the Company, to continue to maintain its existing bank debt of approximately $1,640 outside of the credit facility. Effective June 20, 2007, the Company amended its credit facility to obtain lenders' consent to the Convertible Notes offering and the related convertible note hedge and warrant transactions.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

This amendment also modified certain loan pricing, financial covenants and various definitions. On December 13, 2007, the Company amended its credit facility to modify various definitions and financial covenants to allow one of its subsidiaries, NovaMed Surgery Center of Altamonte Springs, LLC, to procure up to $4,000 of indebtedness outside of the credit facility to fund the construction of a new site for this ASC. On December 1, 2008, the Company amended its credit facility pursuant to which its lenders consented to the assumption of certain debt outside the credit facility relating to acquisitions completed after the effective date of this amendment. Under the terms of the consent, the assumption of total debt outside the credit facility for these acquisitions may not exceed $6,000.

        Effective February 28, 2008, the Company's Altamonte Springs, Florida ASC, of which it owns a 70% interest, entered into a $2,800 installment note which matures on December 31, 2015. Effective August 13, 2008, the installment note was amended to increase the total loan amount to $3,300. Interest is payable on the outstanding principal balance at the lender's one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. This note finances the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida. This new ASC opened in January 2009. As of December 31, 2008, there was $3,300 outstanding under this note.

        At December 31, 2008, the Company had $57,100 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 4.6%, and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during 2008 and 2007 was 7.1% and 7.5%, respectively. In addition, the Company paid a fee ranging from 0.20% to 0.25% on the unused portion of the commitment.

        During 2006, the Company entered into two interest rate swap agreements related to its revolving credit facility. The interest rate swaps protect the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company's variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006 and it expires on April 19, 2009. This interest rate swap effectively fixes the Company's LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008. The Company has recognized the fair value of these interest rate swaps as a liability of approximately $127 and $384 at December 31, 2008 and 2007, respectively.

        Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC ("New Albany ASC"), of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender's one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The New Albany ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $136 and $98 at December 31, 2008 and 2007, respectively. Annual principal payments of the note for the five years commencing with 2009 are $522, $562, $606, $653, and $458.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

        At December 31, 2008 the Company had outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $275 and $203 that expire on March 31, 2009 and September 30, 2009, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

Convertible Senior Subordinated Notes

        On June 27, 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the Convertible Notes). Proceeds from the Convertible Notes were used to pay down $62,375 of outstanding indebtedness on the Company's revolving credit facility and to fund the $10,000 net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to all of the Company's senior debt and rank pari passu or senior to all of the Company's other subordinated indebtedness. The Convertible Notes are convertible into the Company's common stock at an initial conversion price of $6.371 per share, or approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. At December 31, 2008, the carrying value and fair value of the Convertible Notes were $73,168 and $45,563, respectively.

        The Convertible Notes include a net-share settlement feature that requires the Company to settle conversion of the notes in cash up to the notes' principal amount and settle any excess of the Convertible Notes' conversion value above their principal amount by delivering shares of the Company's stock, cash, or a combination of cash and common stock, at the Company's option. The conversion value of the Convertible Notes is equal to the market price of the Company's common stock times the conversion rate of approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $6.371 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, the Company will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Based on the provisions of Emerging Issues Task Force No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion (EITF 90-19) and Emerging Issues Task Force No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock (EITF 00-19), the net-settlement feature is accounted for as convertible debt and is not subject to the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Additionally, the Company is not required to include the underlying shares of common stock in the calculation of the Company's diluted weighted average shares outstanding for earnings per share until the Company's common stock price exceeds $6.371. In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion. FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The adoption of this FSP will add approximately $4,225, $3,867 and $1,852 of non-cash interest expense to the Company's 2009, 2008 and 2007 results of operations, respectively. This will result in a reduction to net income of approximately $2,577 ($0.11 per diluted share), $2,359 ($0.10 per diluted share) and $1,130 ($0.04 per diluted share) in 2009, 2008 and 2007, respectively. The adoption of this FSP will not have an impact on the Company's cash flows.

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

        If the Convertible Notes are converted in connection with certain fundamental changes that occur prior to December 15, 2011, the Company may be obligated to issue additional shares upon conversion as a make-whole premium with respect to the Convertible Notes. The terms of the Convertible Notes require the Company to purchase the Convertible Notes for cash in the event of a fundamental change, such as a change in control of the Company.

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

        In accordance with EITF No. 00-19 and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company recorded the call options as a reduction and the warrants as an increase in additional paid in capital, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements. For income tax purposes, the Company has elected to apply the Integration Regulations under Treas. Reg. 1.275-6 to treat the Convertible Notes and the associated call options as synthetic debt instruments and is accordingly deducting the option premium paid for the call options as original issue discount over the five-year term. A deferred tax asset of $8,160 was initially recorded to reflect the future cash benefit of the deduction over the term of the Convertible Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purposes with respect to the exercise or lapse of the warrants.

12. OPERATING AND CAPITAL LEASES

        The Company has commitments under long-term, non-terminable operating leases, principally for facility and office space. Lease terms generally cover one to ten years. Certain leases contain consecutive renewal options and escalation clauses.

        The Company entered into four new capital leases for medical and manufacturing equipment during 2008. In addition, the Company had nine capital leases for medical equipment that existed as of December 31, 2007. The net book value of assets under capital leases was $1,594 and $877 at December 31, 2008 and 2007, respectively. The annual interest rates on capital leases range from 5.3% to 8.6%.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. OPERATING AND CAPITAL LEASES (Continued)

        At December 31, 2008, minimum annual rental commitments are as follows:

	Operating Leases	Capital Leases
2009	$6,431	$415
2010	5,509	309
2011	4,828	292
2012	4,090	163
2013	3,612	91
2014 and thereafter	9,260	174

Minimum lease payments	33,730	1,444
Less: sublease receipts	(190)	—

Total minimum lease payments	$33,540	$1,444

Less: amount representing interest		(179)

Total obligation under capital leases		$1,265

        Included in the table above are operating lease annual rent commitments with related parties for the five years commencing with 2009 of approximately $3,075, $3,057, $2,646, $2,150, $1,992 and $6,194 thereafter. Rent expense of continuing operations related to operating leases amounted to $7,587, $6,529 and $5,280 during 2008, 2007 and 2006, respectively.

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

products at a predetermined price. At December 31, 2008, the Company had remaining product purchase commitments of $428.

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

14. STOCKHOLDERS' EQUITY

Common Stock

        On July 23, 2008, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to $8,000 of the Company's common stock at prevailing market prices in the open market or in private transactions during the 12-month period ending July 31, 2009. During the six months ended December 31, 2008, the Company purchased 1,908,962 shares of the Company's common stock for $6,871 at an average price of $3.60 per share.

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

        Upon the occurrence of certain events, each right holder will be entitled to receive shares of common stock, or in specified circumstances other assets having a value of two times the purchase price of the right. Additionally, the Board of Directors may exchange the rights, in whole or in part, without additional payment, for shares of common stock at an exchange ratio defined in the agreement. At any time prior to certain events, the Board of Directors may redeem all, but not less than all, of the rights at a redemption price of $.01 per right. These rights are granted under a rights agreement that is currently set to expire in July 2009.

Other Comprehensive Income

        The Company reports other comprehensive income as a measure of changes in stockholders' equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company's interest rate swaps accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

14. STOCKHOLDERS' EQUITY (Continued)

subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company's share of the negative value of the interest rate swaps was $218 at December 31, 2008 and is recorded as accumulated other comprehensive loss in the accompanying consolidated balance sheet. The total comprehensive income for the year ended December 31, 2008 was $9,809. The total comprehensive loss for the year ended December 31, 2007 was $5,790. The total comprehensive income for the year ended December 31, 2006 was $5,483. See Note 11 for further discussion of the interest rate swaps.

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

        The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage (up to 100%) of their compensation not to exceed IRS limits. During 2008 the Savings Plan provided for the Company to match 50% of the employee's contributions on the first 4% of salary contributed by each employee. The Company's matching contributions approximated $298, $307 and $153 for 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20 in any offering period or $25 in any calendar year. Approximately 35,600 shares, 36,800 shares and 22,800 shares were purchased under this plan during 2008, 2007 and 2006, respectively. Under the provisions of SFAS 123(R), the Company recognized compensation expense of $30, $46 and $56 during 2008, 2007 and 2006, respectively. At the Company's 2008 Annual Stockholders' meeting in May 2008, the stockholders approved an amendment to the ESPP increasing the number of shares of common stock reserved for issuance under the ESPP from 400,000 shares to a total of 600,000 shares. At December 31, 2008, 216,330 shares were reserved for future issuance.

Stock Plans

        The Company is authorized to issue up to 10,101,800 shares of its common stock, par value $.01 per share, under various stock plans. Of this amount, 1,015,412 shares remain available for issuance as of December 31, 2008. Authorized options for common stock under the various plans generally become exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is generally 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

        Effective January 1, 2006, the Company adopted SFAS 123(R), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB 25 in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock plans other than for its restricted stock awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2008, 2007 and 2006

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company calculated its available APIC pool of net excess benefits using the transition method as defined in paragraph 81 of SFAS 123(R). During 2008, the Company granted options to purchase 10,000 shares with an exercise price of $3.42 per share. Stock compensation expense of $1,601, $1,955 and $1,381 was recognized on existing stock options during the twelve months ended December 31, 2008, 2007 and 2006, respectively. As a result of the Company's decision to adopt the modified prospective method, prior period results have not been restated.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during 2008, 2007 and 2006.

	2008	2007	2006
Expected option life in years	6	6	6
Risk-free interest rate	3.06%	4.76%	4.71%
Dividend yield	—	—	—
Expected volatility	44.44%	47.92%	50.76%

        The expected option life used for 2008, 2007 and 2006 grants was the weighted average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility is based on the historical volatility of the Company's stock price. The weighted average fair values of options granted in 2008, 2007 and 2006 were $1.60, $3.74 and $3.79 per share, respectively.

        The following table summarizes the activity in the stock option plans:

	Options Outstanding	Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2006	5,932,796	$0.74—$12.61	$3.40
Granted	554,600	$6.87—$8.00	$7.03
Exercised	(1,672,533)	$0.74—$6.00	$1.80
Forfeited or expired	(210,795)	$1.27—$12.00	$9.70
Balance at December 31, 2006	4,604,068	$0.78—$12.61	$4.15
Granted	662,500	$4.64—$7.35	$7.18
Exercised	(761,332)	$0.78—$6.87	$2.31
Forfeited or expired	(296,412)	$3.50—$12.61	$7.47
Balance at December 31, 2007	4,208,824	$0.78—$12.00	$4.71
Granted	10,000	$3.42	$3.42
Exercised	(304,000)	$0.78—$3.85	$1.62
Forfeited or expired	(330,352)	$3.50—$12.00	$7.33
Balance at December 31, 2008	3,584,472	$0.78—$12.00	$4.72

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Average Life	Average Exercise Price	Number Exercisable at 12/31/08	Average Exercise Price
$0.78—$0.83	360,250	3.3	$0.79	360,250	$0.79
$1.15—$1.70	597,998	3.1	$1.43	597,998	$1.43
$1.75—$2.04	317,500	2.6	$1.89	317,500	$1.89
$2.84—$4.07	75,000	5.6	$3.63	65,000	$3.66
$4.45—$6.00	777,370	5.7	$5.27	716,976	$5.23
$6.24—$9.00	1,364,704	6.9	$7.14	860,179	$7.18
$10.00—$12.00	91,650	1.1	$11.80	91,650	$11.80

$0.78—$12.00	3,584,472	5.1	$4.72	3,009,553	$4.32

        The aggregate intrinsic value is defined as the difference between the market value of the Company's stock as of the end of the period and the exercise price of the stock options. The aggregate intrinsic value for stock options outstanding and exercisable as of December 31, 2008 was $2,680. The total intrinsic value of stock options exercised during the year ended 2008 was $558. As a result of the stock options exercised, the Company recorded common stock and additional paid-in-capital of $2,160, which includes $1,666 of tax benefits recognized. During the years ended December 31, 2008, 2007 and 2006, cash received from stock options exercised was $494, $1,134 and $712, respectively.

        The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	1,284,805	$2.64
Granted	554,600	$3.79
Vested	(559,558)	$2.47
Forfeited	(72,192)	$3.14

Nonvested at December 31, 2006	1,207,655	$3.22
Granted	662,500	$3.74
Vested	(599,704)	$3.21
Forfeited	(178,761)	$3.68

Nonvested at December 31, 2007	1,091,690	$3.46
Granted	10,000	$1.60
Vested	(470,331)	$3.40
Forfeited	(56,440)	$3.72

Nonvested at December 31, 2008	574,919	$3.45

        At December 31, 2008, there was $1,985 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over 4 years.

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

        The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company's common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 75,000 restricted shares at a market value of $7.35 per share from its 2005 Stock Incentive Plan to various executives on February 21, 2007. The Company granted 55,000 restricted shares at a market value of $6.87 per share from its 2005 Stock Incentive Plan to various executives on June 20, 2006. As of December 31, 2008, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $656, which is expected to be recognized over a weighted-average period of approximately 1.4 years. The Company recognized compensation expense of $588, $600 and $455 on existing restricted stock awards during the years ended December 31, 2008, 2007 and 2006, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements for measuring the fair value of its financial assets and liabilities. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

        As of December 31, 2008, the Company had interest rate swap agreements that are required to be measured at fair value on a recurring basis. The Company's interest rate swap agreements had a fair value of $218 based on Level 2 Inputs as of December 31, 2008.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

17. OPERATING SEGMENTS

        The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

        Surgical facilities.    Surgical facilities reportable segment aggregates the results of operations from owning and/or operating ASCs and fixed site laser services agreements. Earnings before taxes in 2007 and 2006 includes $79 and $101, respectively, of gains from the sale of minority interests in the Company's ASCs.

        Product sales.    Product sales segment aggregates the Company's optical products purchasing organization, optical laboratories, marketing products and services businesses and an optometric practice with a retail optical store.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

17. OPERATING SEGMENTS (Continued)

	Surgical Facilities	Product Sales	Other	Corporate	Total
2008
Net revenue	$116,447	$17,428	$7,345	$—	$141,220
Earnings (loss) before taxes	17,753	4,649	618	(7,733)	15,287
Depreciation and amortization	3,389	531	123	268	4,311
Interest income	40	—	—	28	68
Interest expense	512	5	—	3,754	4,271
Capital expenditures	4,491	266	54	85	4,896
Accounts receivable	12,584	7,263	435	47	20,329
Identifiable assets	216,606	23,562	2,139	9,114	251,421

2007
Net revenue	$105,752	$15,334	$7,509	$26	$128,621
Earnings (loss) before taxes	15,486	3,966	807	(9,701)	10,558
Depreciation and amortization	3,017	232	137	249	3,635
Interest income	98	—	—	97	195
Interest expense	378	—	—	4,570	4,948
Capital expenditures	1,529	246	123	563	2,461
Accounts receivable	11,864	6,720	628	86	19,298
Identifiable assets	160,387	20,149	2,394	12,774	195,704

2006
Net revenue	$81,097	$15,408	$7,691	$60	$104,256
Earnings (loss) before taxes	13,524	3,856	843	(9,148)	9,075
Depreciation and amortization	2,196	222	91	199	2,708
Interest income	68	—	—	19	87
Interest expense	179	—	—	2,838	3,017
Capital expenditures	2,302	232	609	379	3,522
Accounts receivable	11,299	4,495	584	25	16,403
Identifiable assets	141,434	11,611	2,370	5,132	160,547

18. RELATED-PARTY TRANSACTIONS

Facility Rent

        The Company leases facility space from various related parties, which include partners, at rates the Company believes approximate fair market value. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $3,407, $2,620 and $2,159 during 2008, 2007 and 2006, respectively. The Company's minimum annual rental commitments include total commitments of $19,114 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2009 are $3,075, $3,057, $2,646, $2,150, $1,992 and $6,194 thereafter. (See Note 12).

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

18. RELATED-PARTY TRANSACTIONS (Continued)

Notes Receivable

        The Company holds a note receivable of $1,190, less reserves of $744, from physicians affiliated with the Company. This note represents a $1,190 non-interest bearing tax loan issued in connection with the IPO (see below).

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

Other

        The Company received professional services from firms that employed a director of the Company. Total payments for services received during 2008, 2007 and 2006 were approximately $161, $633 and $121, respectively.

19. SUBSEQUENT EVENTS

        Effective March 13, 2009, the Company sold a 19% minority equity interest in its ASC located in River Forest, IL to two existing physician partners. As a result of this sale, the Company's ownership interest in this ASC decreased from 70% to 51%.

        During the first quarter of 2009, the Company purchased 361,300 shares of its common stock for a total purchase price of $1,126 at an average price of $3.09 per share which completes the repurchase program.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

20. QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial data for 2008 and 2007 is as follows:

	Quarter
2008	First	Second	Third	Fourth
Net revenue	$33,813	$35,180	$36,050	$36,177
Operating income	8,288	9,187	9,185	9,223
Income (loss) from:
Continuing operations	2,136	2,387	2,399	2,403
Discontinued operations	43	(37)	246	—

Net income	2,179	2,350	2,645	2,403
Basic earnings per share	0.09	0.10	0.11	0.10
Diluted earnings per share	0.09	0.09	0.11	0.10

	Quarter
2007	First	Second	Third	Fourth (a)
Net revenue	$30,568	$31,952	$32,757	$33,344
Operating income	7,297	7,920	8,032	8,261
Income (loss) from:
Continuing operations	1,533	1,592	1,957	850
Discontinued operations	(41)	(120)	(43)	(11,322)

Net income (loss)	1,492	1,472	1,914	(10,472)
Basic earnings (loss) per share	0.06	0.06	0.08	(0.43)
Diluted earnings (loss) per share	0.06	0.06	0.08	(0.42)

Note:

(a)
During the fourth quarter of 2007, the Company recorded a charge of $1,041 related to the full impairment of an equity method investment in its Ft. Lauderdale, Florida ASC. Following the Company's investment, the surgical procedure volume, net revenue and profitability of this ASC declined. After several attempts to improve the profitability of this ASC, the Company concluded that, based on its projection of future cash flows, a permanent impairment existed and wrote off its entire investment in this ASC.

 Schedule II

NOVAMED, INC. AND SUBSIDIARIES
RULE 12-09 VALUATION RESERVES
(Dollars in thousands)

Allowance for contractual adjustments and bad debts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2006	$12,768	135,375	(123,974)	$24,169

2007	$24,169	211,401	(207,872)	$27,698

2008	$27,698	296,829	(280,743)	$43,784

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.
By:	/s/ THOMAS S. HALL Thomas S. Hall President, Chief Executive Officer and Chairman of the Board

Date: March 16, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ THOMAS S. HALL Thomas S. Hall	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and a Director	March 16, 2009
/s/ SCOTT T. MACOMBER Scott T. Macomber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009
/s/ JOHN P. HART John P. Hart	Vice President, Corporate Controller (Principal Accounting Officer)	March 16, 2009
/s/ ROBERT J. KELLY Robert J. Kelly	Lead Director and a Director	March 16, 2009
/s/ R. JUDD JESSUP R. Judd Jessup	Director	March 16, 2009
/s/ SCOTT H. KIRK, M.D. Scott H. Kirk, M.D.	Director	March 16, 2009
/s/ STEVEN V. NAPOLITANO Steven V. Napolitano	Director	March 16, 2009
/s/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director	March 16, 2009

Name	Title	Date

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