Form 10-Q
period 2009-03-31
NOVAMED INC
filed 2009-05-11
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐.

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

As of May 5, 2009, there were outstanding 23,035,463 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(adjusted, Note 1)
ASSETS
Current assets:
Cash and cash equivalents, including $2,300 and $3,100 of restricted cash, respectively	$5,480	$4,875
Accounts receivable, net of allowances of $42,841 and $43,784, respectively	22,680	20,329
Notes and amounts due from related parties	471	471
Inventory	2,411	2,355
Prepaid expenses and deposits	1,324	1,624
Current tax assets	2,361	2,154
Total current assets	34,727	31,808
Property and equipment, net	20,653	20,526
Intangible assets, net	197,917	198,414
Other assets, net	592	673
Total assets	$253,889	$251,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,469	$9,684
Accrued expenses and income taxes payable	5,915	6,706
Current maturities of long-term debt	60,692	3,282
Total current liabilities	77,076	19,672
Long-term debt, net of current maturities	9,011	67,747
Convertible subordinated debt, net of debt issuance costs	57,958	56,819
Other long-term liabilities	430	549
Deferred income taxes	9,986	8,876
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 30,090,987 and 29,746,349 shares issued at March 31, 2009 and December 31, 2008, respectively	296	296
Additional paid-in-capital	111,970	111,225
Accumulated deficit	(9,432)	(11,162)
Accumulated other comprehensive loss	(105)	(218)
Treasury stock, at cost, 7,153,834 and 6,785,880 shares at March 31, 2009 and December 31, 2008, respectively	(18,808)	(17,665)
Total NovaMed, Inc. stockholders’ equity	83,921	82,476
Noncontrolling Interests	15,507	15,282
Total equity	99,428	97,758
Total liabilities and equity	$253,889	$251,421

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2009	2008
		(adjusted, Note 1)
Net revenue:
Surgical facilities	$31,891	$27,415
Product sales and other	6,403	6,398
Total net revenue	38,294	33,813

Operating expenses:
Salaries, wages and benefits	12,018	10,231
Cost of sales and medical supplies	8,574	7,985
Selling, general and administrative	6,944	6,288
Depreciation and amortization	1,425	1,021
Total operating expenses	28,961	25,525

Operating income	9,333	8,288

Interest (income) expense, net	2,184	1,945
Other (income) expense, net	12	20
Income before income taxes	7,137	6,323
Income tax provision	1,106	1,006
Income from continuing operations	6,031	5,317
Loss from discontinued operations	—	(52)
Gain on disposal of discontinued operations	—	95
Net income	6,031	5,360

Net income attributable to noncontrolling interests	4,302	3,743

Net income attributable to NovaMed, Inc.	$1,729	$1,617

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$1,729	$1,574
Income from discontinued operations	—	43
Net income attributable to NovaMed, Inc.	$1,729	$1,617

Basic earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.08	$0.06
Income from discontinued operations	—	—
Net income	$0.08	$0.06

Diluted earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.08	$0.06
Income from discontinued operations	—	—
Net income	$0.08	$0.06

Weighted average common shares outstanding	22,560	24,394
Dilutive effect of employee stock options and restricted stock	464	669
Diluted weighted average common shares outstanding	23,024	25,063

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2008 (adjusted, Note 1)	$296	$111,225	$(11,161)	$(218)	$(17,665)	$82,477	$15,282

Net income	—	—	1,729	—	—	1,729	4,302
Unrealized gain on interest rate swaps	—	—	—	113	—	113	—
Total comprehensive income						1,842	4,302
Shares issued - employee stock purchase plan	—	49	—	—	—	49	—
Stock options exercised	—	119	—	—	—	119	—
Repurchases of common stock	—	—	—	—	(1,126)	(1,126)	—
Restricted stock grants	—	—	—	—	(17)	(17)	—
Stock compensation expense	—	534	—	—	—	534	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,693)
Other changes to noncontrolling interests	—	—	—	—	—	—	369
Sale of noncontrolling interest	—	43	—	—	—	43	247

Balance, March 31, 2009	$296	$111,970	$(9,432)	$(105)	$(18,808)	$83,921	$15,507

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Three months ended March 31,
	2009	2008
		(adjusted, Note 1)
Cash flows from operating activities:
Net income	$6,031	$5,360
Adjustments to reconcile net income to net cash provided by operations, net of effects of purchase transactions—
Depreciation and amortization	1,425	1,028
Deferred income taxes	982	864
Stock-based compensation	534	595
Amortization of subordinated debt fees	160	162
Non-cash subordinated debt interest	1,008	922
Gain on sale of ASC	—	(61)
Distributions to noncontrolling interests	(4,693)	(4,615)
Asset impairment charge	—	(34)
Changes in operating assets and liabilities—
Accounts receivable	(1,525)	(2,236)
Inventory	(56)	25
Other current assets	300	255
Accounts payable and accrued expenses	(6)	1,486
Other noncurrent assets	66	269
Net cash provided by operating activities	4,226	4,020

Cash flows from investing activities:
Payments for acquisitions, net	(12)	(7)
Proceeds from sale of noncontrolling interests	290	—
Proceeds from sale of ASC	—	226
Purchases of property and equipment	(1,484)	(1,253)
Other	5	(904)
Net cash used in investing activities	(1,201)	(1,938)

Cash flows from financing activities:
Borrowings under revolving line of credit	15,400	1,700
Payments under revolving line of credit	(15,900)	(1,700)
Other long-term borrowings	—	515
Repurchase of common stock	(1,126)	—
Proceeds from the issuance of common stock	32	106
Payments of other debt, debt issuance fees and capital lease obligations	(826)	(305)
Net cash (used in) provided by financing activities	(2,420)	316

Net increase in cash and cash equivalents	605	2,398
Cash and cash equivalents, beginning of period	4,875	6,382
Cash and cash equivalents, end of period	$5,480	$8,780

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

1.               GENERAL

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Recently Adopted Accounting Pronouncements:

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with FAS 133.

FSP APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

In accordance with the provisions of FSP APB 14-1, the Company determined that the fair value of its Convertible Notes at issuance in 2007 was approximately $52,131, and designated the residual value of approximately $22,869 as the equity component. Additionally, the Company allocated approximately $1,825 of the $2,625 original Convertible Notes issuance cost as debt issuance cost and the remaining $800 as equity issuance cost.

The balances of the liability and equity components as of each period presented are as follows:

	March 31, 2009	December 31, 2008

Liability component — debt balance	$59,140	$58,093

Unamortized debt issuance costs	(1,182)	(1,274)

Liability component — net carrying amount	$57,958	$56,819

Equity component	$22,069	$22,069

The components of interest expenses related to the Convertible Notes was recognized as follows:

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

	March 31, 2009	March 31, 2008

Interest expense - coupon rate	$188	$188

Pre-FSP APB 14-1 debt issuance cost amortization	131	131

Imputed interest expense per FSP APB 14-1	1,047	961

Debt issuance cost allocated to equity per FSP APB 14-1	(39)	(39)

Total interest expense on Convertible Notes	$1,327	$1,241

The following table details the retrospective application impact on previously reported amounts:

	March 31, 2008 (1)	March 31, 2008 As adjusted

Interest (income) expense, net	$1,023	$1,945

Income before income taxes	$7,245	$6,323

Net income	$5,922	$5,360

Net income attributable to NovaMed, Inc.	$2,179	$1,617

Diluted earnings per common share	$0.09	$0.06

(1) Reflects previously reported amounts adjusted for the adoption of SFAS No. 160 as described below.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  The Company applied the provisions of SFAS No. 160 retrospectively.  As a result, noncontrolling interests of $15,282 were reclassified from the mezzanine section to equity in the December 31, 2008 balance sheet.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under SFAS No. 160.

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS No. 141(R) and the related FSP FAS 141 (R)-1 apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  The future impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will be dependent on future acquisitions that the Company may pursue.

Effective January 1, 2009, the Company adopted FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends SFAS No. 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the agreement. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  EITF 07-5 does not have an impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1 (“FSP EITF 03-06-01”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of this FSP did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS No. 157 “Fair Value Measurements” for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis such as  reporting units measured at fair value for goodwill impairment, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial assets and liabiities initially measured at fair value in a business combination, or nonfinancial long-lived assets measured at fair value for impairment assessment.  This standard did not have a material impact on the Company’s results of operations or financial condition.

Recently Issued Accounting Pronouncements:

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and becomes effective for the Company on June 30, 2009. The Company does not believe the adoption of FSP FAS 157-4 will have a material effect on its consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

instruments for interim reporting periods as well as in annual financial statements and becomes effective for the Company on June 30, 2009. The Company does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its consolidated results of operations and financial condition.

2.               STATEMENT OF CASH FLOWS - SUPPLEMENTAL

	Three months ended March 31,
Supplemental cash information:	2009	2008
Interest paid	$865	$628
Income taxes paid	156	—

Non cash investing and financing activities:

During the first three months of 2008, the Company obtained equipment by entering into capital leases for $449.

3.               INVENTORY

Inventory consists primarily of surgical supplies used in connection with the operation of the Company’s ambulatory surgery centers (ASCs) and optical products such as eyeglass frames, optical lenses and contact lenses.  Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method.  The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records a related expense in the period if such impairment is known and quantifiable.

Balances as of:	March 31, 2009	December 31, 2008
Surgical supplies	$1,622	$1,577
Optical products	705	690
Other	84	88
Total inventory	$2,411	$2,355

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2008	$183,536	$10,086	$941	$194,563	$3,851
Acquisitions	—	—	—	—	—
Other	(409)	—	—	(409)	—
Amortization	—	—	—	—	(88)
Balance March 31, 2009	$183,127	$10,086	$941	$194,154	$3,763

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first quarter of 2009 and 2008, the Company did not make any acquisitions.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

6.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At March 31, 2009, the Company had $57,958 in convertible subordinated debt outstanding, net of debt issuance costs.  As of March 31, 2009, the fair value of the $75,000 Convertible Notes was approximately $31,688, based on the level 2 valuation hierarchy under SFAS No. 157, “Fair Value Measurements.”  Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1 as further discussed in Note 1.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2009.

Revolving Credit Facility

At March 31, 2009, the Company had $56,600 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 3.8% and was in compliance with all of its covenants.  The Company’s credit facility expires in February 2010 and the Company is currently in discussion with its banks to extend the term. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations.  At March 31, 2009, the Company had approximately $67,500 of potential borrowing availability under its credit facility.  The credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit facility.   The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions.  The weighted average interest rate on credit line borrowings during the three months ended March 31, 2009 was 3.7%.

During 2008, the Company’s Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 70% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of March 31, 2009, there was $3,182 outstanding under this note.

During the second quarter of 2006, the Company entered into two interest rate swap agreements.  The interest rate swaps protected the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company’s variable rate debt under the credit facility.  The date of the first interest rate swap was April 12, 2006, and it expired on April

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

19, 2009.  This interest rate swap effectively fixed the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%.  The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008.  This interest rate swap effectively fixed the Company’s LIBOR rate on $12,000 of variable rate debt at a rate of 5.75%.  The Company has recognized the fair value of the remaining interest rate swap as a liability of approximately $26 at March 31, 2009.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $117 at March 31, 2009.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $203 expires on September 30, 2009 and one letter of credit in the amount of $630 expires on March 31, 2010.  The outstanding letters of credit reduce the amount available under the credit facility.

7.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $105 at March 31, 2009 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swaps.  The total comprehensive income for the first three months of 2009 and 2008 was $1,842 and $2,057, respectively.

8.               STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”).  SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three months of 2009 and 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  During the first three months of 2009, the Company granted its directors and employees options to purchase 636,364 shares with an exercise price of $2.75 per share and options to purchase 10,000 shares with an exercise price of $3.30.  Stock compensation expense of $360 and $441 was recognized on existing stock options during the three months ended March 31, 2009 and 2008, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2009 and  2008:

	Three months ended March 31,
	2009	2008
Expected option life in years	6	—
Risk-free interest rate	3.53%	—
Dividend yield	—	—
Expected volatility	43.3%	—
Per share fair value	$1.29	—

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

The expected option life used for 2009 grants was the weighted average of the vesting term assuming options are exercised as vested and the original contractual term of the option.  The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term.  The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility in 2009 was based on the historical volatility of the Company’s stock.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,584,472	$4.72

Granted	646,364	$2.76
Exercised	—	—
Canceled	(62,291)	$5.60

Outstanding at March 31, 2009	4,168,545	$4.41	5.7	$1,153

Exercisable at March 31, 2009	3,048,813	$4.37	4.5	$1,153

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2008	574,919	$3.45
Granted	646,364	$1.29
Vested	(101,551)	$3.54
Canceled	—	—

Nonvested at March 31, 2009	1,119,732	$2.19

At March 31, 2009, there was $2,457 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over 4 years.

The Company also grants restricted stock awards to certain employees.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  The Company granted 318,183 restricted stock awards during the first quarter of 2009.  As of March 31, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,364, which is expected to be recognized over a weighted-average period of approximately 2.9 years.  The Company recognized compensation expense of $167 and $146 on existing restricted stock awards during the three months ended March 31, 2009 and 2008, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data; unaudited)

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Under this plan 26,455 and 19,565 shares were purchased during the three months ended March 31, 2009 and 2008, respectively.  Under the provisions of SFAS 123(R), the Company recognized compensation expense of $7 and $8 during the first three months of 2009 and 2008, respectively.  At March 31, 2009, 189,907 shares were reserved for future issuance under the ESPP.

9.               FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for reporting fair value and expands disclosures required for fair value measurements for measuring the fair value of its financial assets and liabilities.  Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of March 31, 2009, the Company had interest rate swap agreements that are required to be measured at fair value on a recurring basis.  The Company’s interest rate swap agreements had a fair value of $105 based on Level 2 inputs as of March 31, 2009.

10.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2009 and 2008:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2009
Net revenue	$31,891	$4,395	$2,008	$—	$38,294
Earnings (loss) before taxes	8,776	724	177	(2,540)	7,137
Depreciation and amortization	1,162	171	29	63	1,425
Interest income	1	—	—	—	1
Interest expense	195	7	—	1,983	2,185
Capital expenditures	1,157	61	—	266	1,484
Accounts receivable	13,062	8,886	632	100	22,680
Identifiable assets	216,559	25,063	2,289	9,978	253,889

Three months ended March 31, 2008
Net revenue	$27,415	$4,562	$1,836	$—	$33,813
Earnings (loss) before taxes	7,673	1,306	162	(2,818)	6,323
Depreciation and amortization	796	125	30	70	1,021
Interest income	18	—	—	12	30
Interest expense	116	—	—	1,859	1,975
Capital expenditures	1,154	83	—	16	1,253
Accounts receivable	11,975	8,804	693	56	21,528
Identifiable assets	162,601	22,614	2,414	13,571	201,200

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 20 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of March 31, 2009, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own a 25% equity interest in an ASC that we plan to divest.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses.  In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•                 Consolidated net revenue increased 13.3% to $38.3 million.  Surgical facilities net revenue increased 16.3% to $31.9 million (same-facility surgical net revenue decreased 1.6% to $27.0 million).

•                  Operating income increased 12.6% to $9.3 million.

•                  Income from continuing operations attributable to NovaMed, Inc. increased 9.8% to $1.7 million.

•                  Cash flow from operations of $4.2 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended March 31,
	2009	2008
Net Revenue:
Surgical facilities	83.3%	81.1%
Product sales and other	16.7	18.9
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.4	30.3
Cost of sales and medical supplies	22.4	23.6
Selling, general and administrative	18.1	18.6
Depreciation and amortization	3.7	3.0
Total operating expenses	75.6	75.5

Operating income	24.4	24.5

Interest expense (income), net	5.7	5.7
Other (income) expense, net	—	—
Income before income taxes	18.7	18.8
Income tax provision	2.9	3.0
Income from continuing operations	15.8	15.8
Income from discontinued operations	—	0.1
Net income	15.8	15.9

Net income attributable to noncontrolling interests	11.2	11.1

Net income attributable to NovaMed, Inc.	4.6%	4.8%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Revenue

Consolidated.  Total net revenue increased 13.3% from $33.8 million to $38.3 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2009 and 2008.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 16.3% from $27.4 million to $31.9 million.  This increase was primarily the result of $4.9 million of net revenue from ASCs acquired or developed after January 1, 2008 (“new ASCs”) offset by a $0.4 million, or 1.6%, decrease from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The decrease in same-facility net revenue was primarily the result of a 5.5% decrease in the number of same-facility procedures performed offset by a 3.9% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Three Months Ended March 31,		Increase
Dollars in thousands	2009	2008	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$26,967	$27,415	$(448)
# of procedures	31,027	32,835	(1,808)

New ASCs:
Net revenue	$4,924	$—	$4,924
# of procedures	7,917	—	7,917

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first quarter of 2009 was flat compared to the first quarter of 2008.  Net revenue at our optical products and services business decreased by $0.1 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services businesses increased by $0.2 million primarily due the acquisition of a call center and marketing solutions business during the third quarter of 2008 partially offset by a reduction in sales of marketing products to medical device manufacturers.  Net revenue at our optical laboratory business decreased by $0.2 million due to a decrease in existing customer orders.  Net revenue at our ophthalmology practice increased by $0.2 million due to an increase in the number of patient visits.

	Three Months Ended March 31,		Increase
Dollars in thousands	2009	2008	(Decrease)

Product Sales:
Optical laboratories	$1,367	$1,604	$(237)
Optical products purchasing organization	1,390	1,518	(128)
Marketing products and services	1,150	928	222
Optometric practice/retail store	488	512	(24)
	4,395	4,562	(167)
Other:
Ophthalmology practice	2,008	1,836	172

Total Net Product Sales and Other Revenue	$6,403	$6,398	$5

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 17.5% from $10.2 million to $12.0 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 30.3% to 31.4%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 16.9% from $6.1 million to $7.2 million.  The increase was primarily the result of staff costs associated with new ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 20.9% from $2.2 million to $2.7 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense increased 15.4% from $1.9 million to $2.2 million.  The increase was primarily due to incentive accrual and health benefit increases partially offset by a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 7.4% from $8.0 million to $8.6 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.6% to 22.4%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 11.3% from $6.4 million to $7.1 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.6% to 22.4%.  The expense increase was primarily the result of costs associated with our new ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 8.6% from $1.6 million to $1.5 million primarily due to decreased revenue at our optical laboratories business and marketing products and services businesses.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 10.4% from $6.3 million to $6.9 million.  As a percentage of net revenue, selling, general and administrative expense decreased from 18.6% to 18.1%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 17.8% from $5.3 million to $6.3 million.  The increase is due to costs associated with our new ASCs and an increase of $0.2 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 18.9% from $1.0 million to $1.1 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Corporate selling, general and administrative expense decreased by $0.5 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel and lower professional fees.

Depreciation and Amortization. Depreciation and amortization expense increased 39.6% from $1.0 million to $1.4 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.2 million due to increased borrowings under our revolving credit facility and our adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments that May be settled in Cash Upon Conversion,” on January 1, 2009.  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion

(including partial cash settlement) be separately accounted for in a manner that reflects an issuers nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  As a result of the adoption of FSP APB 14-1, we recorded additional non-cash interest expense during the first quarter of 2009 and 2008 of $1.0 million and $0.9 million, respectively.

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

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $4.3 million in 2009 as compared to $3.7 million in 2008.  All of this increase is attributable to new ASCs.

Liquidity and Capital Resources

Operating activities during the first three months of 2009 generated $4.2 million in cash flow from operating activities compared to $4.0 million in the comparable 2008 period.  Of the $0.2 million increase in cash flow from operating activities, $1.3 million was due to higher net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, gain on sale of ASC, deferred income taxes, asset impairment charge and non-cash subordinated debt interest.  Changes in operating assets and liabilities resulted in negative cash flow of $1.0 million.  The negative impact primarily relates to incentive compensation payments and the timing of vendor payments that were partially offset by improvements in collections of accounts receivable.

Cash flows used in investing activities was $1.2 million during the first three months of 2009 compared to $1.9 million during the first three months of 2008.  Investing activities during the first three months of 2009 included the purchase of property and equipment for $1.5 million and proceeds of $0.3 million relating to the sale of noncontrolling interests in one of our ASCs.  Investing activities during the first three months of 2008 included the purchase of property and equipment for $1.3 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs and proceeds of $0.2 million relating to the sale of our Thibodaux, Louisiana ASC.

Cash flows from financing activities during the first three months of 2009 included net payments of $0.5 million under our credit facility, payments of $1.1 million relating to the repurchase of our common stock and $0.8 million of capital lease and other debt obligation payments.  Cash flows from financing activities during the first three months of 2008 included proceeds of $0.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $0.5 million relating to the development and relocation of an ASC.  These proceeds were offset by $0.3 million of capital lease and other debt obligation payments.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At March 31, 2009, we had $58.0 million in convertible subordinated debt outstanding, net of debt issuance costs.  As of March 31, 2009, the fair value of the $75.0 million Convertible Notes was approximately $31.7 million, based on the level 2 valuation hierarchy under SFAS No. 157.  Effective January 1, 2009, we adopted FSP APB 14-1.  FSP APB 14-1 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with FAS 133.  FSP APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.  In accordance with the provisions of FSP APB 14-1, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 16, 2009.

At March 31, 2009, we had $56.6 million of borrowings outstanding under our revolving credit facility with a weighted average interest rate of 3.8% and were in compliance with all of our covenants.  Our credit facility expires in February 2010 and we are currently in discussion with our banks to extend the term. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations.  At March 31, 2009, we had approximately $67.5 million of potential borrowing availability under our credit facility.  The credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit facility.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions.  The weighted average interest rate on credit line borrowings at March 31, 2009 was 3.7%.

During 2006, we entered into two interest rate swap agreements.  The interest rate swaps protected us against certain interest rate fluctuations of the LIBOR rate on $24 million of our variable rate debt under our credit facility.  The date of the first interest rate swap was April 12, 2006, and it expired on April 19, 2009.  This interest rate swap effectively fixed our LIBOR rate on $12 million of variable rate debt at a rate of 5.34%.  The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008.  This interest rate swap effectively fixed our LIBOR rate on $12 million of variable rate debt at a rate of 5.75%.  Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

As of March 31, 2009, we had cash and cash equivalents of $5.5 million of which $2.3 million was restricted pursuant to agreements with six of our ASCs.  As of March 31, 2009, we had negative working capital of $42.3 million which includes the $56.6 million balance under our revolving credit facility.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months.  We expect an amended or new credit facility to provide the funds necessary to retire outstanding balances on our expiring credit facility.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, the future cost of surgical equipment, and our ability to renew our credit facility before February 2010.

During the first quarter of 2008, we recorded additional goodwill of $1.7 million for one of our ASCs relating to the resolution of a contingency included in the original purchase agreement.  We paid cash of $0.9 million during the first quarter of 2008 and recorded a liability for the remaining balance to be paid no later than July 2009.

During 2008, our Orlando (formerly Altamonte Springs), Florida ASC, of which we own a 70% interest, entered into a $3.3 million installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of March 31, 2009, there was $3.2 million outstanding under this note.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and becomes effective for us on June 30, 2009. We do not believe the adoption of FSP FAS 157-4 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and becomes effective for us on June 30, 2009. We do not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on our consolidated results of operations and financial condition.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.  This Form 10-Q contains certain “forward-looking statements” that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.  These risks and uncertainties relate to our business, our industry and our common stock and include: : the current economic recession and disruption in the financial markets; our current and future debt levels; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities.  These factors and others are more fully set forth in our Annual Report on Form 10-K under “Item 1A-Risk Factors”.  You should not place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2008 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.	Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs (2)

01/01/2009 — 01/31/2009	339,013	$3.20	337,000	$51,000
02/01/2009 — 02/28/2009	2,360	$2.71	None	$51,000
03/01/2009 — 03/31/2009	26,581	$1.97	24,300	None

(1)	Includes an aggregate of 6,654 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.
(2)

On July 23, 2008, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $8,000,000 of the Company’s common stock in the open market or in private transactions during the 12-month period ending July 31, 2009 at prevailing market prices. During the first three months of 2009, the Company purchased 361,300 shares of the Company’s common stock for a total purchase price of $1,125,793 at an average price of $3.12 per share which completes the repurchase program.

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

NOVAMED, INC.

/s/ Scott T. Macomber	May 11, 2009
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	May 11, 2009
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)