Form 10-Q
period 2009-06-30
NOVAMED INC
filed 2009-08-10
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, there were outstanding 23,048,784 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)	(adjusted, Note 1)
ASSETS
Current assets:
Cash and cash equivalents, including $2,331 and $3,100 of restricted cash, respectively	$2,996	$4,875
Accounts receivable, net of allowances of $42,271 and $43,784, respectively	21,794	20,329
Notes and amounts due from related parties	471	471
Inventory	2,363	2,355
Prepaid expenses and deposits	1,321	1,624
Current tax assets	2,515	2,154
Total current assets	31,460	31,808
Property and equipment, net	20,314	20,526
Intangible assets, net	197,829	198,414
Other assets, net	577	673
Total assets	$250,180	$251,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,273	$9,684
Accrued expenses and income taxes payable	6,783	6,706
Current maturities of long-term debt	52,097	3,282
Total current liabilities	69,153	19,672
Long-term debt, net of current maturities	8,325	67,747
Convertible subordinated debt, net of debt discount	59,130	56,819
Other long-term liabilities	380	549
Deferred income taxes	11,164	8,876
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 30,190,987 and 29,746,349 shares issued at June 30, 2009 and December 31, 2008, respectively	297	296
Additional paid-in-capital	112,862	111,225
Accumulated deficit	(7,311)	(11,162)
Accumulated other comprehensive loss	(63)	(218)
Treasury stock, at cost, 7,160,013 and 6,785,880 shares at June 30, 2009 and December 31, 2008, respectively	(18,828)	(17,665)
Total NovaMed, Inc. stockholders’ equity	86,957	82,476
Noncontrolling interests	15,071	15,282
Total equity	102,028	97,758
Total liabilities and equity	$250,180	$251,421

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(adjusted, Note 1)		(adjusted, Note 1)
Net revenue:
Surgical facilities	$33,024	$29,072	$64,915	$56,487
Product sales and other	6,548	6,108	12,951	12,506
Total net revenue	39,572	35,180	77,866	68,993

Operating expenses:
Salaries, wages and benefits	11,841	10,734	23,859	20,965
Cost of sales and medical supplies	8,910	8,197	17,484	16,182
Selling, general and administrative	7,226	6,036	14,170	12,324
Depreciation and amortization	1,499	1,026	2,924	2,047
Total operating expenses	29,476	25,993	58,437	51,518

Operating income	10,096	9,187	19,429	17,475

Interest (income) expense, net	2,082	1,995	4,266	3,941
Other (income) expense, net	(11)	(5)	1	15
Income before income taxes	8,025	7,197	15,162	13,519
Income tax provision	1,356	1,154	2,462	2,160
Income from continuing operations	6,669	6,043	12,700	11,359
Loss from discontinued operations	—	(37)	—	(89)
Gain on disposal of discontinued operations	—	—	—	95
Net income	6,669	6,006	12,700	11,365

Net income attributable to noncontrolling interests	4,547	4,237	8,849	7,980

Net income attributable to NovaMed, Inc.	$2,122	$1,769	$3,851	$3,385

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$2,122	$1,806	$3,851	$3,379
Income (loss) from discontinued operations	—	(37)	—	6
Net income attributable to NovaMed, Inc.	$2,122	$1,769	$3,851	$3,385

Basic earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.09	$0.07	$0.17	$0.14
Income from discontinued operations	—	—	—	—
Net income	$0.09	$0.07	$0.17	$0.14

Diluted earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.09	$0.07	$0.17	$0.13
Income from discontinued operations	—	—	—	—
Net income	$0.09	$0.07	$0.17	$0.13

Weighted average common shares outstanding	22,608	24,567	22,584	24,481
Dilutive effect of stock options and restricted stock	650	624	557	646
Diluted weighted average common shares outstanding	23,258	25,191	23,141	25,127

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2008 (adjusted, Note 1)	$296	$111,225	$(11,162)	$(218)	$(17,665)	$82,476	$15,282

Net income	—	—	3,851	—	—	3,851	8,849
Unrealized gain on interest rate swaps	—	—	—	155	—	155	—
Total comprehensive income						4,006	8,849
Shares issued - employee stock purchase plan	—	50	—	—	—	50	—
Stock options exercised	1	432	—	—	—	433	—
Repurchases of common stock	—	—	—	—	(1,126)	(1,126)	—
Restricted stock grants	—	—	—	—	(37)	(37)	—
Stock compensation expense	—	1,112	—	—	—	1,112	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,648)
Other changes to noncontrolling interests	—	—	—	—	—	—	341
Sale of noncontrolling interest	—	43	—	—	—	43	247

Balance, June 30, 2009	$297	$112,862	$(7,311)	$(63)	$(18,828)	$86,957	$15,071

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Six months ended June 30,
	2009	2008
		(adjusted, Note 1)
Cash flows from operating activities:
Net income	$12,700	$11,365
Adjustments to reconcile net income to net cash provided by operations, net of effects of purchase transactions—
Depreciation and amortization	2,924	2,053
Deferred income taxes	2,292	1,738
Stock-based compensation	1,112	1,145
Amortization of subordinated debt fees	321	325
Non-cash subordinated debt interest	2,049	1,875
Gain on sale of ASC	—	(61)
Distributions to noncontrolling interests	(9,648)	(7,959)
Asset impairment charge	—	(34)
Changes in operating assets and liabilities—
Accounts receivable	(639)	(2,653)
Inventory	(8)	60
Other current assets	303	188
Accounts payable and accrued expenses	576	2,612
Other noncurrent assets	110	148
Net cash provided by operating activities	12,092	10,802

Cash flows from investing activities:
Payments for acquisitions, net	(12)	(326)
Proceeds from sale of noncontrolling interests	290	—
Proceeds from sale of ASC	—	226
Purchases of property and equipment	(2,560)	(2,816)
Other	16	(898)
Net cash used in investing activities	(2,266)	(3,814)

Cash flows from financing activities:
Borrowings under revolving line of credit	27,500	1,700
Payments under revolving line of credit	(36,600)	(1,700)
Other long-term borrowings	130	1,847
Repurchase of common stock	(1,126)	—
Proceeds from the issuance of common stock	95	412
Payments of other debt, debt issuance fees and capital lease obligations	(1,704)	(724)
Net cash (used in) provided by financing activities	(11,705)	1,535

Net increase (decrease) in cash and cash equivalents	(1,879)	8,523
Cash and cash equivalents, beginning of period	4,875	6,382
Cash and cash equivalents, end of period	$2,996	$14,905

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

1.               GENERAL

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

The balances of the liability and equity components as of each period presented are as follows:

	June 30, 2009	December 31, 2008

Liability component – debt balance	$60,221	$58,093

Unamortized debt issuance costs	(1,091)	(1,274)

Liability component – net carrying amount	$59,130	$56,819

Equity component	$22,069	$22,069

The components of interest expense for the three and six months ended June 30, 2009 and 2008 related to the Convertible Notes was recognized as follows:

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Interest expense - coupon rate	$188	$188	$375	$375

Pre-FSP APB 14-1 debt issuance cost amortization	131	131	262	262

Imputed interest expense per FSP APB 14-1	1,081	992	2,128	1,954

Debt issuance cost allocated to equity per FSP APB 14-1	(40)	(40)	(79)	(79)

Total interest expense on Convertible Notes	$1,360	$1,271	$2,686	$2,512

The following table details the retrospective application impact on previously reported amounts:

	Three months ended June 30,		Six months ended June 30,
	2008 (1)	2008	2008 (1)	2008
		(as adjusted)		(as adjusted)

Interest (income) expense, net	$1,043	$1,995	$2,066	$3,941

Income before income taxes	$8,149	$7,197	$15,394	$13,519

Net income	$6,587	$6,006	$12,509	$11,365

Net income attributable to NovaMed, Inc.	$2,350	$1,769	$4,529	$3,385

Diluted earnings per common share	$0.09	$0.07	$0.18	$0.13

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

Effective January 1, 2009, the Company adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS No. 141(R) and the related FSP FAS 141 (R)-1 apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  The future impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will be dependent on future acquisitions that the Company may pursue.

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

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The adoption of SFAS No. 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  EITF 07-5 did not have an impact on the Company’s consolidated results of operations or financial condition.

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

Effective January 1, 2009, the Company adopted FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The significant categories of assets and liabilities included in the Company’s deferred implementation of SFAS 157, as provided by SFAS 157-2, are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets.  The adoption of SFAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted FASB Staff Position No. 157-4, “Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard did not have a material impact on the Company’s results of operations or financial condition.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

Effective June 30, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.  The Company evaluated subsequent events through August 7, 2009 which was the day prior to the date the accompanying financial statements were issued.

Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting.”  This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy.  On July 1, 2009, FASB launched FASB’s new Codification (i.e. the FASB Accounting standards Codification).  The Codification supersedes existing GAAP for nongovernmental entities.  The Company expects to revise its financial statement disclosure in compliance with the new codification system effective with its third quarter ended September 30, 2009.

2.               STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Six months ended June 30,
	2009	2008
Interest paid	$2,044	$1,660
Income taxes paid	460	211

Non cash investing and financing activities:

During the first six months of 2008, the Company obtained equipment by entering into capital leases for $449.

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

Balances as of:

	June 30,	December 31,
	2009	2008
Surgical supplies	$1,594	$1,577
Optical products	694	690
Other	75	88
Total inventory	$2,363	$2,355

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2008	$183,536	$10,086	$941	$194,563	$3,851
Acquisitions	—	—	—	—	—
Other	(409)	—	—	(409)	—
Amortization	—	—	—	—	(176)
Balance June 30, 2009	$183,127	$10,086	$941	$194,154	$3,675

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first six months of 2009 and 2008, the Company did not make any acquisitions.

During the first quarter of 2008, the Company recorded additional goodwill of $1,650 for one of its ASCs relating to the resolution of a contingency included in the original purchase agreement.  The Company paid cash of $907 during the first quarter of 2008 and recorded a liability for the remaining balance which was paid in July 2009.

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

6.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At June 30, 2009, the Company had $59,130 in convertible subordinated debt outstanding, net of debt discount.  As of June 30, 2009, the fair value of the $75,000 Convertible Notes was approximately $55,875, based on the level 2 valuation hierarchy under SFAS No. 157, “Fair Value Measurements.”  Effective January 1, 2009, the Company adopted the provisions of FSP APB 14-1 as further discussed in Note 1.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2009.

Revolving Credit Facility

At June 30, 2009, the Company had $48,000 of borrowings outstanding under its revolving credit facility with a weighted average interest rate of 2.6% and was in compliance with all of its covenants.  The Company’s credit facility expires in February 2010 and the Company is currently in discussion with its banks to extend the term. The maximum commitment available under the facility is the lesser of $125,000 or the maximum allowed under the calculated ratio limitations.  At June 30, 2009, the Company had approximately $76,100 of potential borrowing availability under its credit facility.  The credit agreement also includes an option allowing the Company to increase the maximum commitment available to $150,000 under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit facility.   The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company is required to obtain the consent of its lenders for any acquisition exceeding $20,000 individually under certain conditions.  The weighted average interest rate on credit line borrowings during the three and six months ended June 30, 2009 was 3.0% and 3.4%, respectively.

During 2008, the Company’s Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 70% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of June 30, 2009, there was $3,064 outstanding under this note.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $94 at June 30, 2009.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $203 expires on September 30, 2009 and one letter of credit in the amount of $630 expires on March 31, 2010.  The outstanding letters of credit reduce the amount available under the credit facility.

7.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.  One of the Company’s  67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $63 at June 30, 2009 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swaps.  The total comprehensive income for the three and six months ended June 30, 2009 was $2,164 and $4,006, respectively.  The total comprehensive income for the three and six months ended June 30, 2008 was $2,543 and $4,600, respectively.

8.               STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”).  SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three and six months of 2009 and 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  During the first six months of 2009, the Company granted its directors and employees options to purchase 636,364 shares with an exercise price of $2.75 per share and options to purchase 10,000 shares with an exercise price of $3.30.  Stock compensation expense of $374 and $734 was recognized on existing stock options during the three and six months ended June 30, 2009, respectively.   Stock compensation expense of $394 and $835 was recognized on existing stock options during the three and six months ended June 30, 2008, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected option life in years	—	—	6	—
Risk-free interest rate	—	—	3.53%	—
Dividend yield	—	—	—	—
Expected volatility	—	—	43.3%	—
Per share fair value	—	—	$1.29	—

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

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,584,472	$4.72

Granted	646,364	$2.76
Exercised	(100,000)	$0.83
Canceled	(104,876)	$6.93

Outstanding at June 30, 2009	4,025,960	$4.45	5.5	$3,777

Exercisable at June 30, 2009	3,005,391	$4.50	4.4	$3,003

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first six months of 2009 was $263.  As a result of stock options exercised, the Company recorded common stock and additional paid-in-capital of $433, which includes $350 of tax benefits recognized.  During the first six months of 2009, cash received from stock options exercised was $83.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2008	574,919	$3.45
Granted	646,364	$1.29
Vested	(199,129)	$3.68
Canceled	(1,585)	$3.77
Nonvested at June 30, 2009	1,020,569	$2.04

At June 30, 2009, there was $2,077 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over a weighted average period of 2.3 years.

The Company also grants restricted stock awards to certain employees.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  The Company granted 318,183 restricted stock awards during the first six months of 2009.  As of June 30, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $1,168, which is expected to be recognized over a weighted-average period of approximately 3.1 years.  The Company recognized compensation expense of $196 and $363 on existing restricted stock awards during the three and six months ended June 30, 2009, respectively.  The Company recognized compensation expense of $149 and $295 on existing restricted stock awards during the three and six months ended June 30, 2008, respectively.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Under this plan 26,455 and 19,565 shares were purchased during the six months ended June 30, 2009 and 2008, respectively.  Under the provisions of SFAS 123(R), the Company recognized compensation expense of $15 and $15 during the first six months of 2009 and 2008, respectively.  At June 30, 2009, 189,907 shares were reserved for future issuance under the ESPP.

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

As of June 30, 2009, the Company had an interest rate swap agreement that is required to be measured at fair value on a recurring basis.  The Company’s interest rate swap agreement had a fair value of $63 based on Level 2 inputs and is recorded as a liability as of June 30, 2009.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data; unaudited)

10.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2009 and 2008:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2009
Net revenue	$33,024	$4,400	$2,148	$—	$39,572
Earnings (loss) before taxes	9,519	664	277	(2,435)	8,025
Depreciation and amortization	1,201	182	29	87	1,499
Interest income	1	—	—	—	1
Interest expense	182	6	—	1,895	2,083
Capital expenditures	600	271	1	204	1,076
Accounts receivable	12,303	8,881	563	47	21,794
Identifiable assets	215,207	25,125	2,174	7,674	250,180

Three months ended June 30, 2008
Net revenue	$29,072	$4,307	$1,801	$—	$35,180
Earnings (loss) before taxes	8,947	1,258	197	(3,205)	7,197
Depreciation and amortization	827	103	30	66	1,026
Interest income	7	—	—	11	18
Interest expense	113	—	—	1,900	2,013
Capital expenditures	1,524	28	11	—	1,563
Accounts receivable	12,253	9,104	539	49	21,945
Identifiable assets	163,550	22,826	2,228	19,511	208,115

Six months ended June 30, 2009
Net revenue	$64,915	$8,794	$4,157	$—	$77,866
Earnings (loss) before taxes	18,295	1,389	454	(4,976)	15,162
Depreciation and amortization	2,363	353	57	151	2,924
Interest income	2	—	—	—	2
Interest expense	376	13	—	3,879	4,268
Capital expenditures	1,757	332	1	470	2,560
Accounts receivable	12,303	8,881	563	47	21,794
Identifiable assets	215,207	25,125	2,174	7,674	250,180

Six months ended June 30, 2008
Net revenue	$56,487	$8,869	$3,637	$—	$68,993
Earnings (loss) before taxes	16,620	2,564	358	(6,023)	13,519
Depreciation and amortization	1,623	228	60	136	2,047
Interest income	25	—	—	23	48
Interest expense	230	—	—	3,759	3,989
Capital expenditures	2,678	111	11	16	2,816
Accounts receivable	12,253	9,104	539	49	21,945
Identifiable assets	163,550	22,826	2,228	19,511	208,115

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 23 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of June 30, 2009, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own a 25% equity interest in an ASC that we plan to divest.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses.  In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•      Consolidated net revenue increased 12.9% to $77.9 million.  Surgical facilities net revenue increased 14.9% to $64.9 million (same-facility surgical net revenue decreased 2.8% to $54.9 million).

•      Operating income increased 11.2% to $19.4 million.

•      Income from continuing operations attributable to NovaMed, Inc. increased 14.0% to $3.9 million.

•      Cash flow from operations of $12.1 million.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Revenue:
Surgical facilities	83.5%	82.6%	83.4%	81.9%
Product sales and other	16.5	17.4	16.6	18.1
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	29.9	30.5	30.6	30.4
Cost of sales and medical supplies	22.5	23.3	22.4	23.4
Selling, general and administrative	18.3	17.2	18.2	17.9
Depreciation and amortization	3.8	2.9	3.8	3.0
Total operating expenses	74.5	73.9	75.0	74.7

Operating income	25.5	26.1	25.0	25.3

Interest expense (income), net	5.2	5.7	5.5	5.7
Other (income) expense, net	—	—	—	—
Income before income taxes	20.3	20.4	19.5	19.6
Income tax provision	3.4	3.3	3.2	3.1
Income from continuing operations	16.9	17.1	16.3	16.5
Income from discontinued operations	—	(0.1)	—	—
Net income	16.9	17.0	16.3	16.5

Net income attributable to noncontrolling interests	11.5	12.0	11.4	11.6

Net income attributable to NovaMed, Inc.	5.4%	5.0%	4.9%	4.9%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Revenue

Consolidated.  Total net revenue increased 12.5% from $35.2 million to $39.6 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2009 and 2008.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 13.6% from $29.1 million to $33.0 million.  This increase was primarily the result of $5.1 million of net revenue from ASCs acquired or developed after April 1, 2008 (“new ASCs”) offset by a $1.1 million, or 3.8%, decrease from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The decrease in same-facility net revenue was primarily the result of a 4.9% decrease in the number of same-facility procedures performed offset by a 1.1% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Three Months Ended June 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$27,956	$29,072	$(1,116)
# of procedures	32,522	34,200	(1,678)

New ASCs:
Net revenue	$5,068	$—	$5,068
# of procedures	8,089	—	8,089

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the second quarter of 2009 increased 7.2% from $6.1 million to $6.5 million.  Net revenue at our optical products and services business decreased by $0.1 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services businesses increased by $0.5 million primarily due the acquisition of a call center and marketing solutions business during the third quarter of 2008 partially offset by a reduction in sales of marketing products to medical device manufacturers.  Net revenue at our optical laboratory business decreased by $0.2 million due to a decrease in existing customer orders.  Net revenue at our ophthalmology practice increased by $0.3 million due to an increase in the number of patient visits.

	Three Months Ended June 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Product Sales:
Optical laboratories	$1,349	$1,551	$(202)
Optical products purchasing organization	1,353	1,519	(166)
Marketing products and services	1,258	756	502
Optometric practice/retail store	440	481	(41)
	4,400	4,307	93
Other:
Ophthalmology practice	2,148	1,801	347

Total Net Product Sales and Other Revenue	$6,548	$6,108	$440

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 10.3% from $10.7 million to $11.8 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 30.5% to 29.9%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 18.3% from $6.0 million to $7.1 million.  The increase was primarily the result of staff costs associated with new ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 26.7% from $2.1 million to $2.7 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense decreased 22.0% from $2.6 million to $2.0 million.  The decrease was primarily due to a shift of some personnel from our Corporate segment to our Surgical Facilities segment and lower health benefit costs.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 8.7% from $8.2 million to $8.9 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.3% to 22.5%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 10.4% from $6.8 million to $7.5 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.3% to 22.6%.  The expense increase was primarily the result of costs associated with our new ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments remained flat at $1.4 million.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 19.7% from $6.0 million to $7.2 million.  As a percentage of net revenue, selling, general and administrative expense increased from 17.2% to 18.3%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 18.0% from $5.4 million to $6.4 million.  The increase is due to costs associated with our new ASCs and an increase of $0.3 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 32.2% from $1.0 million to $1.3 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Corporate selling, general and administrative expense decreased by $0.1 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization. Depreciation and amortization expense increased 46.2% from $1.0 million to $1.5 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.1 million due to increased borrowings under our revolving credit facility and our adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments that May be settled in Cash Upon Conversion, on January 1, 2009.  FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  As a result of the adoption of FSP APB 14-1, we recorded additional non-cash interest expense during the second quarter of 2009 and 2008 of $1.0 million.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $4.5 million in the second quarter of 2009 as compared to $4.2 million in 2008.  All of this increase is attributable to new ASCs.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Revenue

Consolidated.  Total net revenue increased 12.9% from $69.0 million to $77.9 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2009 and 2008.  Net surgical facilities revenue increased 14.9% from $56.5 million to $64.9 million.  This increase was primarily the result of $10.0 million of net revenue from ASCs acquired or developed after January 1, 2008 (“new ASCs”) offset by a $1.6 million, or 2.8%, decrease from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The decrease in same-facility net revenue was primarily the result of a 5.2% decrease in the number of same-facility procedures performed offset by a 2.5% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Six Months Ended June 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$54,922	$56,487	$(1,565)
# of procedures	63,549	67,035	(3,486)

New ASCs:
Net revenue	$9,993	$—	$9,993
# of procedures	16,006	—	16,006

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first six months of 2009 increased 3.6% from $12.5 million to $12.9 million compared to the first six months of 2008.  Net revenue at our optical products and services business decreased by $0.3 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services businesses increased by $0.7 million primarily due to the acquisition of a call center and marketing solutions business during the third quarter of 2008 partially offset by a reduction in sales of marketing products to medical device manufacturers.  Net revenue at our optical laboratory business decreased by $0.4 million due to a decrease in existing customer orders.  Net revenue at our ophthalmology practice increased by $0.5 million due to an increase in the number of patient visits.

	Six Months Ended June 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Product Sales:
Optical laboratories	$2,716	$3,155	$(439)
Optical products purchasing organization	2,742	3,037	(295)
Marketing products and services	2,408	1,684	724
Optometric practice/retail store	928	993	(65)
	8,794	8,869	(75)
Other:
Ophthalmology practice	4,157	3,637	520

Total Net Product Sales and Other Revenue	$12,951	$12,506	$445

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 13.8% from $21.0 million to $23.9 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 30.4% to 30.6%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 17.6% from $12.1 million to $14.3 million.  The increase was primarily the result of staff costs associated with new ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 23.7% from $4.4 million to $5.4 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense decreased 6.3% from $4.4 million to $4.2 million.  The decrease was primarily due to a shift of some personnel from our Corporate segment to our Surgical Facilities segment and lower health benefit costs.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 8.0% from $16.2 million to $17.5 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.4% to 22.4%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 10.9% from $13.2 million to $14.6 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.3% to 22.5%.  The expense increase was primarily the result of costs associated with our new ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 4.3% from $3.0 million to $2.9 million primarily due to decreased revenue at our optical laboratories business and marketing products and services businesses.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 15.0% from $12.3 million to $14.2 million.  As a percentage of net revenue, selling, general and administrative expense increased from 17.9% to 18.2%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 17.9% from $10.8 million to $12.7 million.  The increase is due to costs associated with our new ASCs and an increase of $0.5 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 25.5% from $1.9 million to $2.4 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Corporate selling, general and administrative expense decreased by $0.6 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization. Depreciation and amortization expense increased 42.9% from $2.0 million to $2.9 million due to increases in depreciation associated with our new ASCs, the relocation of one of our ASCs and amortization of intangible assets acquired in conjunction with our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.3 million due to increased borrowings under our revolving credit facility and our adoption of FSP APB 14-1.  As a result of the adoption of FSP APB 14-1, we recorded additional non-cash interest expense during the first six months of 2009 and 2008 of $2.0 million and $1.9 million, respectively.

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

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $8.8 million in 2009 as compared to $8.0 million in 2008.  All of this increase is attributable to new ASCs.

Liquidity and Capital Resources

Operating activities during the first six months of 2009 generated $12.1 million in cash flow compared to $10.8 million in the comparable 2008 period.  The $1.3 million increase in cash flow from operating activities was due to higher net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, gain on sale of ASC, deferred income taxes, asset impairment charge and non-cash subordinated debt interest.  Changes in operating assets and liabilities resulted in positive cash flow of $0.3 million during the first six months of 2009 and 2008.  Changes in accounts receivable resulted in positive cash flow of $2.0 million due to improvements in the collection of accounts receivable.  Changes in accounts payable and accrued expenses resulted in negative cash flow of $2.0 million due to incentive compensation payments and the timing of vendor payments.

Cash flows used in investing activities was $2.3 million during the first six months of 2009 compared to $3.8 million during the first six months of 2008.  Investing activities during the first six months of 2009 included the purchase of property and equipment for $2.6 million and proceeds of $0.3 million relating to the sale of noncontrolling interests in one of our ASCs.  Investing activities during the first six months of 2008 included the purchase of property and equipment for $2.8 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs, the payment of additional purchase price consideration of $0.3 million for our optical products purchasing organization and proceeds of $0.2 million relating to the sale of our Thibodaux, Louisiana ASC.

Cash flows from financing activities during the first six months of 2009 included net payments of $9.1 million under our credit facility, payments of $1.1 million relating to the repurchase of our common stock and $1.7 million of capital lease and other debt obligation payments.  Cash flows from financing activities during the first six months of 2008 included proceeds of $0.4 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $1.8 million relating to the development and relocation of an ASC.  These proceeds were offset by $0.7 million of capital lease and other debt obligation payments.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At June 30, 2009, we had $59.1 million in convertible subordinated debt outstanding, net of debt discount.  As of June 30, 2009, the fair value of the $75.0 million Convertible Notes was approximately $55.9 million, based on the level 2 valuation hierarchy under SFAS No. 157.  Effective January 1, 2009, we adopted FSP APB 14-1.  FSP APB 14-1 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with FAS 133.  FSP APB 14-1 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. FSP APB 14-1 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.  In accordance with the provisions of FSP APB 14-1, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 16, 2009.

At June 30, 2009, we had $48.0 million of borrowings outstanding under our revolving credit facility with a weighted average interest rate of 2.6% and were in compliance with all of our covenants.  Our credit facility expires in February 2010 and we are currently in discussion with our banks to extend the term. The maximum commitment available under the facility is the lesser of $125 million or the maximum allowed under the calculated ratio limitations.  At June 30, 2009, we had approximately $76.1 million of potential borrowing availability under our credit facility.  The credit agreement also includes an option allowing us to increase the maximum commitment available to $150 million under certain conditions.  Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.0% to 0.5% or LIBOR plus a range from 1.25% to 2.50%, varying depending upon our ratios and ability to meet other financial covenants.  In addition, a fee ranging from .20% to .25% is charged on the unused portion of the commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit facility.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, we are required to obtain the consent of our lenders for any acquisition exceeding $20.0 million individually under certain conditions.  The weighted average interest rate on credit line borrowings during the three and six months ended June 30, 2009 was 3.0% and 3.4%, respectively.

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

As of June 30, 2009, we had cash and cash equivalents of $3.0 million of which $2.3 million was restricted pursuant to agreements with six of our ASCs.  As of June 30, 2009, we had negative working capital of $37.7 million which includes the $48.0 million balance under our revolving credit facility.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months.  We expect an amended or new credit facility to provide the funds necessary to retire outstanding balances on our expiring credit facility.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of our acquisition and expansion activities, capital requirements associated with our surgical facilities, the future cost of surgical equipment, and our ability to renew our credit facility before February 2010.  We cannot assure you that we will be able to renew our credit facility on commercially acceptable terms, or at all.

During the first quarter of 2008, we recorded additional goodwill of $1.7 million for one of our ASCs relating to the resolution of a contingency included in the original purchase agreement.  We paid cash of $0.9 million during the first quarter of 2008 and paid the remaining balance in July 2009.

During 2008, our Orlando (formerly Altamonte Springs), Florida ASC, of which we own a 70% interest, entered into a $3.3 million installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of June 30, 2009, there was $3.1 million outstanding under this note.

In February 2008, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

We had an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest.  We elected not to exercise this purchase option, and instead we have exercised our option to sell our minority interest to our physician-partner for the original price paid.  We believe we have effectuated the sale of our minority interest effective as of July 31, 2009.  Our physician-partner has disputed the validity of our exercise.

Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting.”  This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy.  On July 1, 2009, FASB launched FASB’s new Codification (i.e. the FASB Accounting standards Codification).  The Codification supersedes existing GAAP for nongovernmental entities.  We expect to revise our financial statement disclosure in compliance with the new codification system effective with our third quarter ended September 30, 2009.

See Note 1 of the Notes to the Consolidated Financial Statements for further discussion of recently adopted accounting standards and the related impact on the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.            Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

04/01/2009 – 04/30/2009	1,690	$2.20	None	None
05/01/2009 – 05/31/2009	2,243	$3.55	None	None
06/01/2009 – 06/30/2009	2,246	$3.72	None	None

(1)   Includes an aggregate of 6,179 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 20, 2009 at which the stockholders voted to elect two Class I Directors for a term of three years expiring at our 2012 Annual Meeting of Stockholders and to approve the Company’s Second Amended and Restated 2005 Stock Incentive Plan.  Results of the voting were as follows:

Directors	For	Authority Withheld

Thomas S. Hall	16,230,327	3,688,766
R. Judd Jessup	18,089,853	1,829,240

The remaining directors, Robert J. Kelly, Scott H. Kirk, M.D., Steven V. Napolitano and C.A. Lance Piccolo all continued their terms of office as directors of the Company after the 2009 Annual Meeting of Stockholders.

Second Amended and Restated 2005 Stock Incentive Plan	For	Against	Abstain
	11,019,820	2,188,198	189,727

Item 6. Exhibits

10.5*	Employment Agreement dated July 31, 2009 with Scott T. Macomber

10.8*	Employment Agreement dated July 31, 2009 with Thomas S. Hall

10.25*	Employment Agreement dated July 31, 2009 with Graham B. Cherrington

10.26	Form of Restricted Stock Award Agreement for restricted stock awards under the 2005 Stock Incentive Plan

10.27	Form of Amendment to Restricted Stock Award Agreement for restricted stock awards under the 2005 Stock Incentive Plan

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	August 10, 2009
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	August 10, 2009
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)