Form 10-Q
period 2009-09-30
NOVAMED INC
filed 2009-11-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, there were outstanding 23,111,687 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(adjusted, Note 1)
ASSETS
Current assets:
Cash and cash equivalents, including $2,403 and $3,100 of restricted cash, respectively	$2,876	$4,875
Accounts receivable, net of allowances of $30,417 and $43,784, respectively	20,300	20,329
Notes and amounts due from related parties	473	471
Inventory	2,396	2,355
Prepaid expenses and deposits	1,421	1,624
Current tax assets	2,573	2,154
Total current assets	30,039	31,808
Property and equipment, net	19,614	20,526
Intangible assets, net	197,743	198,414
Other assets, net	1,532	673
Total assets	$248,928	$251,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,046	$9,684
Accrued expenses and income taxes payable	6,313	6,706
Current maturities of long-term debt	8,013	3,282
Total current liabilities	24,372	19,672
Long-term debt, net of current maturities	47,577	67,747
Convertible subordinated debt, net of debt discount	60,337	56,819
Other long-term liabilities	364	549
Deferred income taxes	12,181	8,876
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 30,289,923 and 29,746,349 shares issued at September 30, 2009 and December 31, 2008, respectively	298	296
Additional paid-in-capital	113,705	111,225
Accumulated deficit	(5,448)	(11,162)
Accumulated other comprehensive loss	(53)	(218)
Treasury stock, at cost, 7,176,546 and 6,785,880 shares at September 30, 2009 and December 31, 2008, respectively	(18,900)	(17,665)
Total NovaMed, Inc. stockholders’ equity	89,602	82,476
Noncontrolling interests	14,495	15,282
Total equity	104,097	97,758
Total liabilities and equity	$248,928	$251,421

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(adjusted, Note 1)		(adjusted, Note 1)
Net revenue:
Surgical facilities	$32,446	$29,680	$97,361	$86,167
Product sales and other	6,322	6,370	19,273	18,876
Total net revenue	38,768	36,050	116,634	105,043

Operating expenses:
Salaries, wages and benefits	11,849	10,808	35,707	31,773
Cost of sales and medical supplies	8,919	8,328	26,402	24,510
Selling, general and administrative	7,019	6,649	21,189	18,973
Depreciation and amortization	1,495	1,080	4,421	3,127
Total operating expenses	29,282	26,865	87,719	78,383

Operating income	9,486	9,185	28,915	26,660

Interest (income) expense, net	2,149	2,042	6,414	5,983
Other (income) expense, net	47	5	49	20
Income before income taxes	7,290	7,138	22,452	20,657
Income tax provision	1,191	1,150	3,653	3,310
Income from continuing operations	6,099	5,988	18,799	17,347
Loss from discontinued operations	—	(2)	—	(91)
Gain on disposal of discontinued operations	—	248	—	343
Net income	6,099	6,234	18,799	17,599

Net income attributable to noncontrolling interests	4,237	4,190	13,086	12,170

Net income attributable to NovaMed, Inc.	$1,862	$2,044	$5,713	$5,429

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$1,862	$1,798	$5,713	$5,177
Income from discontinued operations	—	246	—	252
Net income attributable to NovaMed, Inc.	$1,862	$2,044	$5,713	$5,429

Basic earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.08	$0.07	$0.25	$0.21
Income from discontinued operations	—	0.01	—	0.01
Net income	$0.08	$0.08	$0.25	$0.22

Diluted earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.08	$0.07	$0.25	$0.21
Income from discontinued operations	—	0.01	—	0.01
Net income	$0.08	$0.08	$0.25	$0.22

Weighted average common shares outstanding	22,718	24,620	22,630	24,528
Dilutive effect of stock options and restricted stock	691	596	621	629
Diluted weighted average common shares outstanding	23,409	25,216	23,251	25,157

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2008 (adjusted, Note 1)	$296	$111,225	$(11,162)	$(218)	$(17,665)	$82,476	$15,282

Net income	—	—	5,713	—	—	5,713	13,086
Unrealized gain on interest rate swaps	—	—	—	165	—	165	—
Total comprehensive income						5,878	13,086
Shares issued - employee stock purchase plan	—	96	—	—	—	96	—
Stock options exercised	2	709	—	—	—	711	—
Repurchases of common stock	—	—	—	—	(1,126)	(1,126)	—
Restricted stock grants	—	—	—	—	(109)	(109)	—
Stock compensation expense	—	1,632	—	—	—	1,632	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,411)
Other changes to noncontrolling interests	—	—	—	—	—	—	291
Sale of noncontrolling interest	—	43	—	—	—	43	247
Other	—	—	1	—	—	1	—

Balance, September 30, 2009	$298	$113,705	$(5,448)	$(53)	$(18,900)	$89,602	$14,495

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2009	2008
		(adjusted, Note 1)
Cash flows from operating activities:
Net income	$18,799	$17,599
Adjustments to reconcile net income to net cash provided by operations, net of effects of purchase transactions—
Depreciation and amortization	4,421	3,134
Deferred income taxes	2,893	2,499
Stock-based compensation	1,632	1,689
Amortization of subordinated debt fees	482	485
Non-cash subordinated debt interest	3,124	2,860
Gain on sale of ASC	—	(299)
Distributions to noncontrolling interests	(14,411)	(12,271)
Asset impairment charge	—	(34)
Changes in operating assets and liabilities—
Accounts receivable	853	(2,167)
Inventory	(41)	121
Other current assets	203	13
Accounts payable and accrued expenses	1,067	3,162
Other noncurrent assets	203	207
Net cash provided by operating activities	19,225	16,998

Cash flows from investing activities:
Payments for acquisitions, net	(12)	(11,561)
Proceeds from sale of noncontrolling interests	290	—
Proceeds from sale of ASC	—	376
Purchases of property and equipment	(3,282)	(3,932)
Other	(729)	(989)
Net cash used in investing activities	(3,733)	(16,106)

Cash flows from financing activities:
Borrowings under revolving line of credit	41,800	4,700
Payments under revolving line of credit	(54,900)	(8,700)
Other long-term borrowings	130	2,587
Repurchase of common stock	(1,126)	(404)
Proceeds from the issuance of common stock	206	442
Payments of other debt, debt issuance fees and capital lease obligations	(3,601)	(1,052)
Net cash used in financing activities	(17,491)	(2,427)

Net decrease in cash and cash equivalents	(1,999)	(1,535)
Cash and cash equivalents, beginning of period	4,875	6,382
Cash and cash equivalents, end of period	$2,876	$4,847

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

1.              GENERAL

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2008, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Recently Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting.”  This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy.  On July 1, 2009, FASB launched FASB’s new Codification (i.e. the Accounting Standards Codification “ASC”).  The Codification supersedes existing GAAP for nongovernmental entities.  The Company has revised its financial statement disclosure in compliance with the new codification system effective with its third quarter ended September 30, 2009.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470-20, Debt with Conversion and other Options, formerly FASB Staff Position APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS No. 133).

ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.

In accordance with the provisions of ASC 470-20, the Company determined that the fair value of its Convertible Notes at issuance in 2007 was approximately $52,131, and designated the residual value of approximately $22,869 as the equity component. Additionally, the Company allocated approximately $1,825 of the $2,625 original Convertible Notes issuance cost as debt issuance cost and the remaining $800 as equity issuance cost.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

The balances of the liability and equity components as of each period presented are as follows:

	September 30, 2009	December 31, 2008

Liability component – debt balance	$61,337	$58,093

Unamortized debt issuance costs	(1,000)	(1,274)

Liability component – net carrying amount	$60,337	$56,819

Equity component	$22,069	$22,069

The components of interest expense for the three and nine months ended September 30, 2009 and 2008 related to the Convertible Notes was recognized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Interest expense - coupon rate	$188	$188	$563	$563

Pre-ASC 470-20 debt issuance cost amortization	131	131	394	394

Imputed interest expense per ASC 470-20	1,116	1,025	3,244	2,980

Debt issuance cost allocated to equity per ASC 470-20	(40)	(40)	(120)	(120)

Total interest expense on Convertible Notes	$1,395	$1,304	$4,081	$3,817

The following table details the retrospective application impact on previously reported amounts:

	Three months ended September 30,		Nine months ended September 30,
	2008 (1)	2008 (as adjusted)	2008 (1)	2008 (as adjusted)

Interest (income) expense, net	$1,057	$2,042	$3,123	$5,983

Income before income taxes	$8,123	$7,138	$23,517	$20,657

Net income	$6,835	$6,234	$19,344	$17,599

Net income attributable to NovaMed, Inc.	$2,645	$2,044	$7,174	$5,429

Diluted earnings per common share	$0.11	$0.08	$0.29	$0.22

(1) Reflects previously reported amounts adjusted for the adoption of ASC 810 as described below.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidation, formerly Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements.  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  The Company applied the provisions of ASC 810 retrospectively.  As a result, noncontrolling interests of $15,282 were reclassified from the mezzanine section to equity in the December 31, 2008 balance sheet.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under ASC 810.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations, formerly SFAS No. 141(R), Business Combinations.  ASC 805 contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In April 2009, the FASB amended and clarified ASC 805 regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of ASC 805 apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. The future impact of the adoption of this new accounting standard will be dependent on future acquisitions that the Company may pursue.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 350, Goodwill and Other, formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets which amended previous guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company’s intent and/or ability to renew or extend the agreement. The adoption of this new accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging, formerly SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The adoption of this new accounting standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2008, the FASB ratified guidance which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The Company adopted this guidance on January 1, 2009 which did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share, formerly FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of this new accounting standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

disclosed at fair value in the financial statements on a recurring basis (at least annually).  The significant categories of assets and liabilities included in the Company’s deferred implementation of ASC 820, are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets.  The adoption of this new accounting standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the Company adopted a new accounting standard included in ASC 855, Subsequent Events, formerly SFAS No. 165, Subsequent Events.  This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard in the quarter ended June 30, 2009. This standard did not impact the consolidated financial results.  The Company evaluated subsequent events through November 8, 2009 which was the day prior to the date the accompanying financial statements were issued.   On November 4, 2009, the Company filed a lawsuit against a physician-partner seeking to collect payment of a purchase price resulting from the Company’s exercise of an option to sell the Company’s minority interest in the Ft Lauderdale, Florida ASC to the physician-partner.  The physician-partner has disputed the validity of the Company’s exercise.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-4, “Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This standard did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted a new accounting standard included in ASC 820, formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This standard did not have a material impact on the Company’s results of operations or financial condition.

Recently Issued Accounting Pronouncements:

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.

2.              STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Nine months ended September 30,
	2009	2008
Interest paid	$2,621	$2,326
Income taxes paid	547	302

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

Non cash investing and financing activities:

During the first nine months of 2008, the Company obtained equipment by entering into capital leases for $451.

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

Balances as of:	September 30, 2009	December 31, 2008
Surgical supplies	$1,643	$1,577
Optical products	693	690
Other	60	88
Total inventory	$2,396	$2,355

4.              INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2008	$183,536	$10,086	$941	$194,563	$3,851
Acquisitions	—	—	—	—	—
Other	(406)	—	—	(406)	—
Amortization	—	—	—	—	(265)
Balance September 30, 2009	$183,130	$10,086	$941	$194,157	$3,586

5.              ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first nine months of 2009, the Company did not make any acquisitions.  During the first nine months of 2008, the Company acquired a majority interest in one ASC and acquired a marketing solutions and software business for $11,227, of which the Company allocated $10,496 to goodwill and other intangibles.

During the third quarter of 2008, the Company’s Laredo, Texas ASC sold substantially all of its assets for $156.  As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $243 in the third quarter of 2008.

During the first quarter of 2008, the Company recorded additional goodwill of $1,650 for one of its ASCs relating to the resolution of a contingency included in the original purchase agreement.  The Company paid cash of $907 during the first quarter of 2008 and paid cash of $743 in July 2009 to satisfy the contingency.

In February 2008, the Company completed the sale of its 70% interest in the Thibodaux, Louisiana ASC.  The Company received proceeds of $226.  As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $61 in the first quarter of 2008.

During the first nine months of 2008, the Company paid additional purchase price and recorded additional goodwill of $350 relating to the acquisition of an optical products purchasing organization in December 2007.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

6.              CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At September 30, 2009, the Company had $60,337 in convertible subordinated debt outstanding, net of debt discount.  As of September 30, 2009, the fair value of the $75,000 Convertible Notes was approximately $64,875, based on the level 2 valuation hierarchy under ASC 820.  Effective January 1, 2009, the Company adopted the provisions of ASC 470-20 as further discussed in Note 1.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2009.

Revolving Credit Facility

Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility.  The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012.  The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations.  The $30,000 term loan facility requires quarterly repayments of $1,000 commencing December 31, 2009, increasing to $1,250 and $1,500 commencing December 31, 2010 and December 31, 2011, respectively.  The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions.  At September 30, 2009, the Company had approximately $35,100 of potential borrowing availability under its revolving credit facility.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit agreement.  The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment.  Under the terms of the credit agreement, the Company is subject to a maximum total leverage ratio of 5.00 times initially, which will decrease to 4.75 times for the quarter ending December 31, 2009, 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter.  The Company is also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter.  The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement.

At September 30, 2009, the Company had $14,000 of borrowings outstanding under its revolving credit facility and $30,000 of borrowings outstanding under its term loan facility with a weighted average interest rate of 4.8% and was in compliance with all of its covenants.  The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2009 was 3.4% and 3.4%, respectively.  In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

During 2008, the Company’s Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 70% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of September 30, 2009, there was $2,946 outstanding under this note.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $78 at September 30, 2009.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $203 expired on September 30, 2009 and one letter of credit in the amount of $630 expires on March 31, 2010.  On October 1, 2009, the letter of credit that expired on September 30, 2009 was renewed and has an expiration date of September 30, 2010.  The outstanding letters of credit reduce the amount available under the credit facility.

7.              OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under ASC 815, Derivatives and Hedging.  One of the Company’s 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $52 at September 30, 2009 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swaps.  The total comprehensive income for the three and nine months ended September 30, 2009 was $1,872 and $5,878, respectively.  The total comprehensive income for the three and nine months ended September 30, 2008 was $1,990 and $5,440, respectively.

8.              STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying the provisions of ASC 718, Compensation-Stock Compensation.  ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three and nine months of 2009 and 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of the standard and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  During the first nine months of 2009, the Company granted its directors and employees options to purchase 636,364 shares with an exercise price of $2.75 per share and options to purchase 10,000 shares with an exercise price of $3.30.  Stock compensation expense of $315 and $1,049 was recognized on existing stock options during the three and nine months ended September 30, 2009, respectively.   Stock compensation expense of $388 and $1,223 was recognized on existing stock options during the three and nine months ended September 30, 2008, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected option life in years	—	—	6	—
Risk-free interest rate	—	—	3.53%	—
Dividend yield	—	—	—	—
Expected volatility	—	—	43.3%	—
Per share fair value	—	—	$1.29	—

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

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility in 2009 was based on the historical volatility of the Company’s stock.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,584,472	$4.72

Granted	646,364	$2.76
Exercised	(174,500)	$1.25
Canceled	(134,291)	$7.43

Outstanding at September 30, 2009	3,922,045	$4.46	5.4	$4,756

Exercisable at September 30, 2009	3,069,393	$4.52	4.5	$3,753

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first nine months of 2009 was $469.  As a result of stock options exercised, the Company recorded common stock and additional paid-in-capital of $711, which includes $492 of tax benefits recognized.  During the first nine months of 2009, cash received from stock options exercised was $219.

The following is a summary of nonvested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2008	574,919	$3.45
Granted	646,364	$1.29
Vested	(367,046)	$2.86
Canceled	(1,585)	$3.77
Nonvested at September 30, 2009	852,652	$2.07

At September 30, 2009, there was $1,762 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over a weighted average period of 2.1 years.

The Company also grants restricted stock awards to certain employees.  Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants.  The Company granted 318,183 restricted stock awards during the first nine months of 2009.  As of September 30, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $971, which is expected to be recognized over a weighted-average period of approximately 2.8 years.  The Company recognized compensation expense of $196 and $560 on existing restricted stock awards during the three and nine months ended September 30, 2009, respectively.  The Company recognized compensation expense of $148 and $443 on existing restricted stock awards during the three and nine months ended September 30, 2008, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Under this plan 50,891 and 35,570 shares were purchased during the nine months ended September 30, 2009 and 2008, respectively.  Under the provisions of ASC 718, the Company recognized compensation expense of $23 and $23 during the first nine months of 2009 and 2008, respectively.  At September 30, 2009, 165,471 shares were reserved for future issuance under the ESPP.

9.              FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted a new accounting standard included in ASC 820, formerly SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements for measuring the fair value of its financial assets and liabilities.  Although the adoption of this accounting standard did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, the Company had an interest rate swap agreement that is required to be measured at fair value on a recurring basis.  The Company’s interest rate swap agreement had a fair value of $52 based on Level 2 inputs and is recorded as a liability as of September 30, 2009.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data; unaudited)

10.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2009 and 2008:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2009
Net revenue	$32,446	$4,367	$1,955	$—	$38,768
Earnings (loss) before taxes	8,870	644	229	(2,453)	7,290
Depreciation and amortization	1,197	185	31	82	1,495
Interest income	1	—	—	—	1
Interest expense	168	6	—	1,976	2,150
Capital expenditures	513	111	13	85	722
Accounts receivable	11,613	8,160	480	47	20,300
Identifiable assets	213,782	24,341	2,068	8,737	248,928

Three months ended September 30, 2008
Net revenue	$29,680	$4,399	$1,971	$—	$36,050
Earnings (loss) before taxes	8,671	1,234	179	(2,946)	7,138
Depreciation and amortization	849	132	33	66	1,080
Interest income	8	—	—	4	12
Interest expense	119	—	—	1,935	2,054
Capital expenditures	1,009	36	32	39	1,116
Accounts receivable	13,136	9,083	557	58	22,834
Identifiable assets	173,429	24,909	2,228	9,553	210,119

Nine months ended September 30, 2009
Net revenue	$97,361	$13,162	$6,111	$—	$116,634
Earnings (loss) before taxes	27,165	2,032	683	(7,428)	22,452
Depreciation and amortization	3,561	538	88	234	4,421
Interest income	3	—	—	1	4
Interest expense	544	20	—	5,854	6,418
Capital expenditures	2,270	443	13	556	3,282
Accounts receivable	11,613	8,160	480	47	20,300
Identifiable assets	213,782	24,341	2,068	8,737	248,928

Nine months ended September 30, 2008
Net revenue	$86,167	$13,269	$5,607	$—	$105,043
Earnings (loss) before taxes	25,291	3,798	538	(8,970)	20,657
Depreciation and amortization	2,472	360	93	202	3,127
Interest income	33	—	—	27	60
Interest expense	349	—	—	5,694	6,043
Capital expenditures	3,687	147	43	55	3,932
Accounts receivable	13,136	9,083	557	58	22,834
Identifiable assets	173,429	24,909	2,228	9,553	210,119

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2009 and the results of operations for the three and six months ended September 30, 2009 and 2008.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 25 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of September 30, 2009, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses.  In addition, we provide management services to two eye care practices.

Year-to-Date Financial Highlights:

•	Consolidated net revenue increased 11.0% to $116.6 million. Surgical facilities net revenue increased 13.0% to $97.4 million (same-facility surgical net revenue decreased 2.5% to $82.7 million).
•	Operating income increased 8.5% to $28.9 million.
•	Income from continuing operations attributable to NovaMed, Inc. increased 5.2% to $5.7 million.
•	Cash flow from operations of $19.2 million.
•	Amended our credit facility (see Liquidity and Capital Resources for further details).

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Revenue:
Surgical facilities	83.7%	82.3%	83.5%	82.0%
Product sales and other	16.3	17.7	16.5	18.0
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.6	30.0	30.6	30.3
Cost of sales and medical supplies	23.0	23.1	22.6	23.3
Selling, general and administrative	18.1	18.4	18.2	18.0
Depreciation and amortization	3.9	3.0	3.8	3.0
Total operating expenses	75.6	74.5	75.2	74.6

Operating income	24.4	25.5	24.8	25.4

Interest expense (income), net	5.5	5.7	5.5	5.7
Other (income) expense, net	0.1	—	—	—
Income before income taxes	18.8	19.8	19.3	19.7
Income tax provision	3.1	3.2	3.1	3.2
Income from continuing operations	15.7	16.6	16.2	16.5
Income from discontinued operations	—	0.7	—	0.2
Net income	15.7	17.3	16.2	16.7

Net income attributable to noncontrolling interests	10.9	11.6	11.2	11.6

Net income attributable to NovaMed, Inc.	4.8%	5.7%	5.0%	5.1%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Revenue

Consolidated.  Total net revenue increased 7.5% from $36.1 million to $38.8 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2009 and 2008.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate, the number of excimer lasers in service, and their respective utilization rates.  Net surgical facilities revenue increased 9.3% from $29.7 million to $32.4 million.  This increase was primarily the result of $3.2 million of net revenue from ASCs acquired or developed after July 1, 2008 (“new ASCs”) offset by a $0.4 million, or 1.4%, decrease from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The decrease in same-facility net revenue was primarily the result of a 3.6% decrease in the number of same-facility procedures performed offset by a 2.2% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Three Months Ended September 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$29,269	$29,680	$(411)
# of procedures	35,369	36,656	(1,287)

New ASCs:
Net revenue	$3,177	$—	$3,177
# of procedures	4,176	—	4,176

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the third quarter of 2009 decreased 0.7% from $6.4 million to $6.3 million.  Net revenue at our optical products and services business decreased by $0.2 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services businesses increased by $0.3 million primarily due the acquisition of a call center and marketing solutions business during the third quarter of 2008.  Net revenue at our optical laboratory business decreased by $0.1 million due to a decrease in existing customer orders.

	Three Months Ended September 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Product Sales:
Optical laboratories	$1,387	$1,469	$(82)
Optical products purchasing organization	1,254	1,450	(196)
Marketing products and services	1,262	1,010	252
Optometric practice/retail store	464	470	(6)
	4,367	4,399	(32)
Other:
Ophthalmology practice	1,955	1,971	(16)

Total Net Product Sales and Other Revenue	$6,322	$6,370	$(48)

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 9.6% from $10.8 million to $11.8 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 30.0% to 30.6%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 14.4% from $6.3 million to $7.2 million.  The increase was primarily the result of staff costs associated with new ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 19.8% from $2.3 million to $2.7 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense decreased 14.2% from $2.2 million to $1.9 million.  The decrease was primarily due to a shift of some personnel from our Corporate segment to our Surgical Facilities segment and lower health benefit costs.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 7.1% from $8.3 million to $8.9 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.1% to 23.0%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 11.1% from $6.8 million to $7.5 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 24.0% to 23.2%.  The expense increase was primarily the result of costs associated with our new ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 5.5% from $1.5 million to $1.4 million primarily due to decreased revenue at our optical laboratories business.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 5.6% from $6.6 million to $7.0 million.  As a percentage of net revenue, selling, general and administrative expense decreased from 18.4% to 18.1%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 8.2% from $5.9 million to $6.4 million.  The increase is due to costs associated with our new ASCs and an increase of $0.1 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments remained flat at $1.1 million.

Corporate.  Corporate selling, general and administrative expense decreased by $0.1 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization. Depreciation and amortization expense increased 38.5% from $1.1 million to $1.5 million due to increases in depreciation associated with our new ASCs and amortization of intangible assets acquired in conjunction with our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.1 million due to increased borrowings under our revolving credit facility and our adoption on January 1, 2009 of a new accounting standard included in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, formerly FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments that May be settled in Cash Upon Conversion.  ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate.  The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during the third quarter of 2009 and 2008 of $1.1 million and $1.0 million, respectively.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  We continued to incur costs associated with our Laredo, Texas ASC during the third quarter of 2008.  On August 7, 2008, our Laredo, Texas ASC sold substantially all of its assets for $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $4.2 million in the third quarter of 2009 as compared to $4.2 million in 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Revenue

Consolidated.  Total net revenue increased 11.0% from $105.0 million to $116.6 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2009 and 2008.  Net surgical facilities revenue increased 13.0% from $86.2 million to $97.4 million.  This increase was primarily the result of a $13.3 million increase from ASCs acquired or developed after January 1, 2008 (“new ASCs”) offset by a $2.1 million, or 2.5%, decrease from ASCs that we owned for the entire comparable reporting periods (“same-facility”).  The decrease in same-facility net revenue was primarily the result of a 4.0% decrease in the number of same-facility procedures performed offset by a 1.5% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$82,710	$84,806	$(2,096)
# of procedures	96,035	100,040	(4,005)

New ASCs:
Net revenue	$14,651	$1,361	$13,290
# of procedures	23,065	3,671	19,394

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first nine months of 2009 increased 2.1% from $18.9 million to $19.3 million.  Net revenue at our optical products and services business decreased by $0.5 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services businesses increased by $1.0 million primarily due to the acquisition of a call center and marketing solutions business during the third quarter of 2008 partially offset by a reduction in sales of marketing products to medical device manufacturers.  Net revenue at our optical laboratory business decreased by $0.5 million due to a decrease in existing customer orders.  Net revenue at our ophthalmology practice increased by $0.5 million due to an increase in the number of patient visits.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2009	2008	(Decrease)

Product Sales:
Optical laboratories	$4,103	$4,625	$(522)
Optical products purchasing organization	3,997	4,487	(490)
Marketing products and services	3,669	2,694	975
Optometric practice/retail store	1,393	1,463	(70)
	13,162	13,269	(107)
Other:
Ophthalmology practice	6,111	5,607	504

Total Net Product Sales and Other Revenue	$19,273	$18,876	$397

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased 12.4% from $31.8 million to $35.7 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 30.3% to 30.6%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased 16.5% from $18.5 million to $21.5 million.  The increase was primarily the result of staff costs associated with new ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased 22.4% from $6.6 million to $8.1 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Salaries, wages and benefits expense decreased 8.9% from $6.7 million to $6.1 million.  The decrease was primarily due to a shift of some personnel from our Corporate segment to our Surgical Facilities segment and lower health benefit costs.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 7.7% from $24.5 million to $26.4 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.3% to 22.6%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 10.5% from $20.0 million to $22.2 million.  As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.6% to 22.8%.  The expense increase was primarily the result of costs associated with our new ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 4.7% from $4.5 million to $4.2 million primarily due to decreased revenue at our optical laboratories business and marketing products and services businesses which was partially offset by increased expenses at our ophthalmology practice due to increased net revenue.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 11.7% from $19.0 million to $21.2 million.  As a percentage of net revenue, selling, general and administrative expense increased from 18.0% to 18.2%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 14.5% from $16.7 million to $19.1 million.  The increase is due to costs associated with our new ASCs and an increase of $0.6 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 17.1% from $3.0 million to $3.5 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Corporate.  Corporate selling, general and administrative expense decreased by $0.7 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization. Depreciation and amortization expense increased 41.4% from $3.1 million to $4.4 million due to increases in depreciation associated with our new ASCs, the relocation of one of our ASCs and amortization of intangible assets acquired in conjunction with our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.4 million due to increased borrowings under our revolving credit facility and our adoption of a new accounting standard included in ASC 470-20.  As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during the first nine months of 2009 and 2008 of $3.1 million and $2.9 million, respectively.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.0%.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  We continued to incur costs associated with our Laredo, Texas ASC during the first nine months of 2008.  On August 7, 2008, our Laredo, Texas ASC sold substantially all of its assets for $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.  As part of our discontinued operations plan announced in the fourth quarter of 2007, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC in February 2008.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $13.1 million in 2009 as compared to $12.2 million in 2008.  All of this increase is attributable to new ASCs.

Liquidity and Capital Resources

Operating activities during the first nine months of 2009 generated $19.2 million in cash flow compared to $17.0 million in the comparable 2008 period.  The $2.2 million increase in cash flow from operating activities was primarily due to $3.4 million of higher net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, gain on sale of ASC, deferred income taxes, asset impairment charge and non-cash subordinated debt interest.  This increase was partially offset by $2.1 million of higher distributions to noncontrolling interests.  Changes in operating assets and liabilities resulted in additional cash flow of $0.9 million during the first nine months of 2009 as compared to 2008.  Changes in accounts receivable resulted in additional cash flow of $3.0 million during the first nine months of 2009 as compared to 2008 due to improvements in the collection of accounts receivable.  Changes in accounts payable and accrued expenses resulted in reduced cash flow of $2.1 million during the first nine months of 2009 as compared to 2008 due to incentive compensation payments and the timing of vendor payments.

Cash flows used in investing activities were $3.7 million during the first nine months of 2009 compared to $16.1 million during the first nine months of 2008.  Investing activities during the first nine months of 2009 included the purchase of property and equipment for $3.3 million, the payment of additional purchase price consideration of $0.7 million for one of our ASCs and proceeds of $0.3 million relating to the sale of noncontrolling interests in one of our ASCs.  Investing activities during the first nine months of 2008 included the acquisition of one ASC and a marketing solutions business for $11.6 million, purchase of property and equipment for $3.9 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs, the payment of additional purchase price consideration of $0.3 million for our optical products purchasing organization and proceeds of $0.4 million relating to the sale of our Thibodaux, Louisiana and Laredo, Texas ASCs.

Cash flows from financing activities during the first nine months of 2009 included net payments of $13.1 million under our credit facility, payments of $1.1 million relating to the repurchase of our common stock, $3.6 million of capital lease and other debt obligation payments and proceeds of $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan.  Cash flows from financing activities during the first nine months of 2008 included proceeds of $0.4 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $2.6 million relating to the development and relocation of an ASC.  These proceeds were offset by net payments of $4.0 million under our credit facility, $1.1 million of capital lease and other debt obligation payments and payments of $0.4 million relating to the repurchase of our common stock.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At September 30, 2009, we had $60.3 million in convertible subordinated debt outstanding, net of debt discount.  As of September 30, 2009, the fair value of the $75.0 million Convertible Notes was approximately $64.9 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157).  Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1).  ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133).  ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted.  In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 16, 2009.

Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility.  The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012.  The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations.  The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, increasing to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively.  The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions.  At September 30, 2009, we had approximately $35.1 million of potential borrowing availability under our revolving credit facility.  Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants.  In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement.  The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment.  Under the terms of the credit agreement, we are subject to a maximum total leverage ratio of 5.00 times initially, which will decrease to 4.75 times for the quarter ending December 31, 2009, 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter.  We are also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter.  We are required to obtain the consent of its lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

At September 30, 2009, we had $14.0 million of borrowings outstanding under our revolving credit facility and $30.0 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 4.8% and were in compliance with all of our covenants.  The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2009 was 3.4%.  In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

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

As of September 30, 2009, we had cash and cash equivalents of $2.9 million of which $2.4 million was restricted pursuant to agreements with six of our ASCs.  As of September 30, 2009, we had working capital of $5.7 million.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months.  Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of our acquisition and expansion activities, capital requirements associated with our businesses, and the future cost of equipment.

During the first quarter of 2008, we recorded additional goodwill of $1.7 million for one of our ASCs relating to the resolution of a contingency included in the original purchase agreement.  We paid cash of $0.9 million during the first quarter of 2008 and paid the remaining balance of $0.7 million in July 2009.

During 2008, our Orlando (formerly Altamonte Springs), Florida ASC, of which we own a 70% interest, entered into a $3.3 million installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of September 30, 2009, there was $2.9 million outstanding under this note.

In February 2008, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC.  We received proceeds of $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.  In August 2008, our Laredo, Texas ASC sold substantially all of its assets for $0.2 million.  As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008.

We had an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest.  We elected not to exercise this purchase option and instead we have exercised our option to sell our minority interest to our physician-partner for the original price paid.  We believe we have effectuated the sale of our minority interest effective as of July 31, 2009.  Our physician-partner has disputed the validity of our exercise.  On November 4, 2009, we filed a lawsuit against this physician seeking to collect the payment of this purchase price.

Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. We currently have no liabilities that are governed by this update but will apply its provisions in the future as applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.                                    Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

07/01/2009 – 07/31/2009	1,690	$4.02	None	None
08/01/2009 – 08/31/2009	12,597	$4.43	None	None
09/01/2009 – 09/30/2009	2,246	$4.17	None	None

(1)          Represents an aggregate of 16,533 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6. Exhibits

10.1*	Seventh Amended and Restated Credit Agreement dated as of August 31, 2009

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 1, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	November 9, 2009
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	November 9, 2009
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)