Form 10-K
period 2009-12-31
NOVAMED INC
filed 2010-03-16
CIK 1086939

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                to

Commission File Number: 0-26625

NOVAMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4116193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive, Suite 1010, Chicago, Illinois 60606
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (312) 664-4100

980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611
(Former name or former address, if changed since last report)

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
Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.
Yes ☐ No ☐

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
Yes ☐ No ☒

        The aggregate market value of the registrant's shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant's Common Stock on June 30, 2009 was $81,898,708. The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 8, 2010 was 23,672,539.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement in connection with the registrant's 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

 PART I

        This Annual Report on Form 10-K (the "Form 10-K") contains, and incorporates by reference, certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties and reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements involve risks and uncertainties and reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2010 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: the current difficult economy and tightened credit markets; our current and future debt levels; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and uncertainty around potential national healthcare reform and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary. These factors and others are more fully set forth under "Item 1A—Risk Factors." You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

        Unless the context requires otherwise, you should understand all references to "we," "us" and "our" to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1.    Business

General

        NovaMed, Inc. is a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. As of March 15, 2010, we own and operate 37 ASCs located in 19 states. Historically, most of our ASCs have been single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures—primarily cataract surgery. Over the past six years, however, we have focused on expanding into other specialties such as orthopedics (including podiatry), pain management, gastroenterology, urology, otolaryngology (ENT), plastic surgery and gynecology. This expansion into other specialties has been accomplished through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of March 15, 2010, 13 of our 37 ASCs offer surgical services in specialties other than ophthalmology. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

        As of March 15, 2010, we owned a majority interest in 35 of our ASCs, with the noncontrolling interests generally being held by physicians. We own 100% of the equity interests in two of our ASCs.

        We also own and operate optical laboratories, an optical products purchasing organization, a marketing products and services business, and a call center and marketing solutions business.

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

Information Available

        Our corporate offices are located at 333 West Wacker Drive, Suite 1010, Chicago, Illinois 60606 and 100 Mansell Court East, Suite 650, Roswell, Georgia 30076. In December 2009, we relocated our Chicago corporate office from 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611. Our website is www.novamed.com. Information contained on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K. We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's public reference facilities at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file their Exchange Act documents electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Surgical Facilities

        As of March 15, 2010, we own and operate 37 ASCs, each of which is a state-licensed and Medicare-certified ASC. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics (including podiatry), pain management, gastroenterology, urology, ENT, plastic surgery and gynecology. Fifty-six percent (56%) of the surgical procedures performed in our facilities in 2009 were ophthalmic procedures, with pain management, orthopedics, gastroenterology, ENT and urology comprising 19%, 11%, 5%, 4% and 3%, respectively. Elective plastic surgery (i.e. surgery not covered by third party payors) is less than 1% of our total procedures.

        We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility with the noncontrolling equity interests being owned by the physicians that perform surgeries in the ASC and live in the ASC's local community. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

Product Sales

        We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 275 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows eye care professionals to purchase optical products through us from more than 275 suppliers. We expanded our purchasing organization in December 2007 when we acquired an optical products purchasing organization based in Minneapolis, Minnesota. With this acquisition, we now process consolidated monthly billing for over 2,300 customers. A customer of these businesses includes a former affiliated practice which is a party to a multi-year optical supply agreement with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to this practice. Unless the parties agree on an extension, this supply agreement will expire in December 2012. The product sales revenue generated from this customer in 2009 constituted six and one-half percent of our total product sales revenue.

        In addition, our marketing products and services business provides eye care professionals and vendors with a range of products and services including brochures, videos, advertising and website design, education and training programs, and consulting services.

        In August 2008, we acquired MDnetSolutions, a call center and marketing solutions company serving primarily the bariatric market. Bariatrics is a growing surgical specialty in light of the current obesity and diabetes epidemics in the United States. MDnetSolutions provides a broad range of services and products to the bariatric community, including call center services, nurse line services, websites and a software program that tracks and manages patient leads for providers. MDnetSolutions' customers include bariatric practices, hospitals and medical device manufacturers. In addition to the bariatric market, we are also seeking to expand these services into other specialties, including ophthalmology.

        We also have a long-term service agreement with an optometric practice located in Illinois. The optometric practice also has a retail optical outlet that sells eyeglasses and other products to patients. We provide all of the services, facilities and equipment necessary to operate this optometric practice under a 25-year service agreement ending in 2027. The services include:

  •
  billing, collection and cash management services

  •
  procuring and maintaining all office space, equipment and supplies

  •
  subject to federal and state law, recruiting, employing, supervising and training all non-professional personnel

  •
  assisting in recruiting additional doctors

  •
  all administrative and support services

  •
  information technology services

Other

        We also have a 40-year service agreement, ending in 2040, in place with an ophthalmology practice with multiple locations in Atlanta, Georgia. We provide all of the services, facilities and equipment necessary to operate this medical practice, including services identical in nature to those described above with respect to our Illinois affiliated optometric practice.

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

        We currently intend to finance our future acquisitions of equity interests in ASCs using cash generated from our operations and amounts borrowed under our $80 million credit facility, which consists of a $50 million revolving credit facility and a $30 million term loan facility. The credit facility expires on December 15, 2011; however, if we repay or refinance our convertible notes prior to this date the expiration date will be extended to August 31, 2012.

  Developing Newly Constructed ASCs

        Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who do not have the resources, productivity or expertise to construct a facility on their own and seek an experienced partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. We have developed two of our 37 ASCs as of March 15, 2010. In addition, effective January 2009, we relocated one of our ASCs from Altamonte Springs, Florida into a newly constructed and expanded facility with four operating rooms in Orlando, Florida.

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

Competition

Surgical Facilities

        In acquiring, developing and operating our ASCs, our principal competitors are corporations, physicians and hospitals. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. In recent years, we have seen hospitals becoming much more active in competing with us for the acquisition and development of ASCs. We are also beginning to see hospitals becoming much more active in employing physicians and/or purchasing medical practices. In each of our local markets, we compete with hospitals and other ASCs in attracting physicians to utilize our ASCs, for patients and for managed care contracting opportunities.

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

Employees

        As of March 1, 2010, we had approximately 809 employees, 549 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

        Many of our ASCs are located adjacent to a physician practice. In some instances, our ASCs may lease from the physician practice some or all of the individuals who provide services in the ASC on our behalf. This is typically only done when the ASC provides surgical services on a limited schedule. This leasing model allows us to staff these centers in a more cost-effective manner.

Governmental Regulation

        As a participant in the health care industry, our operations are subject to extensive and increasing regulation by governmental entities at the federal, state and local levels. Many of these laws and regulations are subject to varying interpretations, and in many areas, we believe courts and regulatory authorities generally have provided limited clarification. Moreover, state and local laws and interpretations vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately predict interpretations of applicable law regulating our businesses.

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

        The regulatory environment in which we operate may change significantly in the future. Numerous legislative proposals have been introduced in the U.S. Congress and in various state legislatures over the past several years that could cause major reforms of the U.S. health care system. In addition, several sets of regulations have been recently adopted that may require substantial changes in the way health care providers operate during the coming years. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements, repurchase noncontrolling equity interests in our ASCs that are owned by physicians, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

        Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of March 15, 2010, we co-own 35 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling noncontrolling interests in our existing wholly owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. If a practice does not fit within a safe harbor, however, no guarantee can be given that the practice will be exempt from prosecution or the imposition of civil monetary penalties; it will be viewed under the totality of the facts and circumstances. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

        The applicable regulatory authorities have provided limited guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the guidance that is available, we believe that our joint ownership arrangements comply with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs are Medicare certified; patients referred to an ASC by an investor are informed of the referring physician's investment interest in the ASC; the terms on which an investment interest in the ASC is offered to an investor are not related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity will loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC is directly proportional to the investors' investment interests; the ASCs treat federal health program beneficiaries in a non-discriminatory manner; and Medicare- recognized surgical procedures account for a significant portion of each investor-physician's medical practice income.

        Self-Referral Law.    Subject to limited exceptions, the federal physician self-referral law, known as the "Stark Law," prohibits physicians, optometrists, dentists, chiropractors, and podiatrists from referring their Medicare or Medicaid patients for the provision of "designated health services" (DHS) to any entity with which they or their immediate family members have a financial relationship. The Stark Law also prohibits the recipient of a prohibited referral from billing Medicare for the DHS provided pursuant to that referral. "Financial relationships" include both compensation and ownership relationships. "Designated health services" include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services.

        Generally speaking, the Stark Law does not prohibit referrals to ASCs from physicians with ownership or investment interests in those ASCs. Medicare regulations provide two exceptions that protect referrals to ASCs by physicians who have ownership or compensation relationships with those ASCs. The first exception expressly exempts items and services which are identified as designated health services for which payment is included in the ASC composite rate. Referrals made for these items and services by physicians with a financial relationship with the ASC do not violate the Stark Law when furnished in the ASC setting. Thus, when an intraocular lens, or IOL, used in cataract surgery, or another service or item that would otherwise qualify as a "designated health service," is included in an ASC composite payment rate, the IOL (or other such service or item) will not be considered to be a "designated health service." The second exception provides that prosthetics, prosthetic devices, and durable medical equipment implanted at a Medicare-certified ASC by the referring physician or a member of the referring physician's group practice also are specially excepted, even when the Medicare payment for these items is separate from—i.e., not bundled into—the ASC payment.

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

        The Health Information Technology for Economic and Clinical Health Act (HITECH Act)—part of the American Recovery and Reinvestment Act of 2009 (ARRA)—broadened the scope of the HIPAA privacy and security regulations. On August 24, 2009, HHS issued an Interim Final Rule addressing security breach notification requirements and, on October 30, 2009, issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA. We believe our ASCs are in substantial compliance with the HITECH Act requirements as well.

        The HITECH Act provides a framework for security breach notification requirements to individuals affected by a breach and, in some cases, to HHS or to the media. This reporting obligation—effective September 23, 2009—applies broadly to breaches involving unsecured protected health information. In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates and subjects them to civil and criminal penalties for violation of the regulations beginning February 17, 2010.

        Violations of HIPAA's provisions may result in civil and criminal penalties, and the HITECH Act strengthened HIPAA's enforcement provisions, which may result in increased enforcement activity. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts between $100 and $50,000 per violation based upon the increasing levels of culpability associated with violations, with an annual cap of $1.5 million for identical violations within a calendar year. An additional criminal monetary penalty and imprisonment may be imposed where a person knowingly obtains or discloses PHI. In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The ARRA also broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Further, under the ARRA, HHS is now required to conduct periodic compliance audits of covered entities and their business associates.

        Healthcare Reform.    The Obama administration stated as its top domestic priority its desire to reform the U.S. healthcare system with the goal of providing affordable, accessible healthcare for all Americans while slowing the growth of healthcare costs.

        To implement their version of President Obama's reform plans, on November 7, 2009, the House of Representatives passed the Affordable Health Care for America Act (the "House Reform Bill"). On December 24, 2009, the Senate passed a reform bill, the Patient Protection and Affordable Care Act (the "Senate Reform Bill"). On February 25, 2010, the Administration unveiled its own health care reform proposal.

        It is unclear whether federal healthcare reform legislation will be enacted, but, if enacted, health reform would vastly change the entire healthcare marketplace in unpredictable ways. For example, reform legislation could dramatically alter the current payor mix with more individuals receiving benefits through government as opposed to private payors, increasing our dependence on Medicare and Medicaid reimbursement regimes. Additionally, if health reform moves toward an increasing emphasis on value-based purchasing or pay-for-performance, it could impose additional burdens in the form of further quality reporting obligations accompanied by lower reimbursements.

        We are unable to predict the future course of federal healthcare legislation. Further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

State Law

        Facility Licensure and Certificate of Need.    We are required to obtain and maintain licenses from the state departments of health in states where we open, acquire and operate ASCs. We believe that we have obtained, and that we maintain, the necessary licenses in states where licenses are required. With respect to future expansion, we cannot assure you that we will be able to obtain the required licenses without unreasonable expense or delay. In addition, we cannot assure you that we will be able to maintain licenses for all of our operating ASCs. We believe our ASCs are in compliance with all applicable state licensure requirements, but we cannot guarantee that the state departments of health will continue to view our facilities as being in compliance.

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

        State Security Breach Laws.    The majority of states have enacted laws implementing specific requirements in the event that the personal information of a resident is compromised. Although these requirements vary from state to state, notification of security breaches to the state Attorney General and affected residents is often required. Notification may be costly and time consuming and a failure to comply with these requirements may result in civil or criminal penalties. To the extent to which we own or maintain personal information, we may be required to comply with various state security breach laws.

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

Federal Law

        Anti-Kickback Statute.    As discussed above, there are safe harbor regulations to the federal anti-kickback statute. When possible, we have attempted to structure our management services business and our relationships with our affiliated providers to meet most of the elements of the applicable safe harbor standards. Some aspects of our management services business, the business of our affiliated providers, and our relationships with our affiliated providers either do not meet the prescribed safe harbor standards, or relate to practices for which no safe harbor standards exist. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the relevant safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

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

        Health Insurance Portability and Accountability Act.    The operations of our affiliated providers are covered by HIPAA and the HITECH Act. We have taken actions to assist our remaining affiliated providers with their HIPAA and HITECH Act compliance efforts.

        Healthcare Reform.    The Obama administration stated as its top domestic priority its desire to reform the U.S. healthcare system with the goal of providing affordable, accessible healthcare for all Americans while slowing the growth of healthcare costs. Health reform, if enacted, would vastly change the entire healthcare marketplace. We are unable to predict the future course of federal healthcare legislation. Further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Relating to Our Business

  Current economic conditions may adversely affect our business

        The current economic conditions in the United States, including the tightening of the credit markets, may adversely affect our results of operations, our financial condition and our ability to pursue our growth strategy. The current economic conditions and continuing levels of high unemployment could result in fewer procedures being performed at our ASCs because patients may delay or cancel treatments. Further increases in unemployment could also result in fewer individuals being covered by employer-sponsored health plans and more individuals being covered by lower paying government-sponsored programs such as Medicare and Medicaid. Adverse economic conditions may also increase pressure on federal and state governments to contain or reduce reimbursements from Medicare, Medicaid and other programs. To the extent that commercial payors are adversely affected by the economy, we may experience declines in commercial rates, a slow down in collections and a reduction in the amounts we expect to collect.

        In addition, effective August 31, 2009, we renewed our credit facility which would have otherwise expired in February 2010. As an indication of the more restrictive credit markets, the maximum commitment available under our credit facility was reduced from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The general terms and conditions of this amended credit facility are generally less favorable than the terms we enjoyed under our previous facility. Under the revised facility, we have less borrowing availability at higher variable interest rates. Our ability to pursue acquisition and development activity under our amended facility is also more limited than under our previous facility. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement. The credit agreement expires on December 15, 2011 unless we repay or refinance our convertible notes prior to this date in which case the expiration date will be extended to August 31, 2012.

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

        Our current debt levels may limit our ability to use indebtedness to fund our growth. As of December 31, 2009, we had $40.2 million outstanding under our credit facility which expires on December 15, 2011 unless we repay or refinance our convertible notes prior to this date in which case the expiration date will be extended to August 31, 2012. Our $80 million facility consists of a $50 million revolving credit facility and a $30 million term loan facility. We also have $75 million outstanding in 1.0% convertible senior subordinated notes due June 15, 2012, which we will need to repay or refinance prior to maturity. This high level of indebtedness, among other things, could limit our ability to borrow additional funds or refinance our existing credit facility on favorable terms, if at all. Our indebtedness could also cause us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations and development activities. As our indebtedness has increased, the portion of our borrowings at variable interest rates has also increased, which leaves us vulnerable to interest rate increases. Our degree of leverage also places us at a competitive disadvantage compared to our competitors that have less debt. We could also fund our growth, or reduce our outstanding indebtedness, through the issuance of equity securities. To the extent any such equity financing is available to us, it may be dilutive to our current equity holders.

        Under the current terms of our credit facility, as of December 31, 2009, we had approximately $38 million of potential availability under the $50 million revolving credit facility. The $30 million term loan facility requires quarterly payments of $1 million commencing December 31, 2009, which increase to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively. We are unable to borrow additional funds under the $30 million term loan facility; consequently, our borrowing availability under our existing credit facility is limited to the availability under the $50 million revolving credit facility. In addition, we are not able to use the final $10 million of availability for the purpose of acquisitions.

        The capital and credit markets continue to experience volatility and disruption. At various intervals over the last several years, this volatility and disruption reached unprecedented levels. During those volatile times, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If these levels of market disruption and volatility resurface or worsen, there can be no assurance that we will be able to obtain sufficient financing or access to capital, on terms satisfactory to us or at all, to enable us to repay or refinance our credit facility or our convertible notes.

  Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and other governmental and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow

        Government sponsored health care programs accounted for approximately 34% of our consolidated net revenue for the year ended December 31, 2009. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and other governmental and private insurance payments also could be affected to the extent that these insurance companies use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

        On January 1, 2008, pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the "Medicare Modernization Act"), the Centers for Medicare and Medicaid Services ("CMS") began implementing a new methodology for determining Medicare payment rates for ASCs. When CMS implemented these revised rates, payment amounts for most procedures furnished by our ASCs changed, in some cases significantly. Payment for some high-volume procedures, such as cataract extraction, increased, while payment for others, such as YAG laser capsulotomy and gastroenterology procedures, decreased. CMS is implementing the new methodology over four years. During 2009, subject to transition year rules and other adjustments, ASCs generally were paid approximately 61 percent of what comparably situated hospitals were paid for the same service. In 2010, the ASC conversion factor is 62 percent of the hospital conversion factor, and once other adjustments are factored in, ASC procedures not subject to the transition generally will be paid only 59 percent of hospital reimbursement for the same services. Procedures that were approved for payment in the ASC setting prior to 2008 are subject to transition rules, and as such may be paid more or less than 59 percent of the hospital rate. The percentage relationship between ASC and hospital payment rates will continue to fluctuate from year-to-year as CMS annually recalculates the conversion factors and applies budget neutrality and inflation adjustments. Consequently, we expect Medicare payments for most procedures furnished by our ASCs to fluctuate annually, and in some cases significantly. To the extent the amount that Medicare pays ASCs for procedures fluctuates, potential revenues likewise could fluctuate and decline. Many private payors utilize Medicare payment schedules or shadow price Medicare payments. Consequently, changes to Medicare payments also could negatively affect revenues available from non-Medicare patients.

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

        Further, the Medicare Modernization Act provides that there shall be no inflation update to Medicare ASC rates during calendar years 2005 through 2009. Under current law, beginning in 2010, CMS began annually updating the ASC conversion factor by the percentage increases in the CPI-U as calculated for the 12-month period ending with the midpoint of the year involved, regardless of whether it has otherwise updated ASC payment amounts. However, CMS has announced that it will monitor overall expenditures to ASCs and potentially reduce or withhold an inflation adjustment in a future year if overall expenditures increase excessively. Moreover, Congress could act in various ways to otherwise constrain payments to ASCs. In fact, health reform legislation approved by the House and Senate would reduce the inflation adjustment used to increase Medicare payments to ASCs on a going forward basis. If enacted, the gap between Medicare payments to our facilities and hospitals for comparable procedures likely would continue to widen, and our ASCs could be paid even less than they currently are when compared to hospitals.

        Under current regulations, ASC Covered Procedures, i.e., those for which a facility fee is provided by the Medicare program, are those procedures specifically approved by CMS. CMS develops and maintains a listing of ASC Covered Procedures (defined by HCPCS Code). A facility fee is available only for listed procedure codes. At present, approximately 3,500 procedures are approved for payment in the ASC setting. CMS is required by law to update the list of ASC Covered Procedures every two years. Although CMS recently has updated the list of ASC Covered Procedures annually, CMS has occasionally disregarded this requirement and failed to update the list. There is a risk that CMS will continue to occasionally disregard this statutory requirement, and not update the list of ASC Covered Procedures as required by law. Effective, January 1, 2008, CMS added 793 new procedures to the ASC list. However, previously, in November 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures that are commonly furnished in ASC settings. Although CMS ultimately decided in May 2005 to delete only five of the proposed 100 procedures, CMS could again propose and ultimately decide to substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change that could affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, it could negatively and materially affect our revenue and business.

        Considerable uncertainty surrounds the future determination of Medicare reimbursement levels for ambulatory surgical services. Services reimbursable under the Medicare program are subject to legislative change, administrative rulings, interpretations, discretion, governmental funding restrictions and requirements for utilization review. Such matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to ASCs under this program, and there can be no assurance that future Medicare payment rates will be sufficient to cover the costs of, or cost increases in, providing services to Medicare patients. These uncertainties are compounded as a result of President Barack Obama's initiatives on health care reform. We cannot predict what legislative or regulatory proposals will be adopted or the effect such proposals may have on our business and us. The pendency or adoption of such proposals could have a material adverse effect on us. See "Government Regulation—Federal Law—Healthcare Reform."

        Revenue from laser vision correction procedures comprised approximately one percent of our surgical facilities net revenue for the year ended December 31, 2009. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. In response, many of our competitors are offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

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

  Our revenue and profitability could decrease if we are unable to maintain positive relationships with the physicians who perform surgical procedures at our ASCs

        The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our physician partners may perform surgical procedures at other facilities or hospitals, are not required to use our ASCs and may choose not to perform procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs. In addition, our business and reputation could be damaged if the physicians who use our ASCs fail to provide quality medical care or follow required professional guidelines at our facilities. Some individual physicians are responsible for a significant share of the procedure volume and revenue at some of our ASCs. The loss of one or more of these physicians could negatively impact the financial viability of an ASC.

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

        We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our revolving credit facility is currently $50 million (the remaining $30 million is a term loan that is being paid down but under which we cannot borrow additional funds). Our current credit facility expires on December 15, 2011 unless we repay or refinance our convertible notes prior to this date in which case the expiration date will be extended to August 31, 2012. As of March 2, 2010, we have approximately $39 million of potential availability under our $50 million revolving credit facility. Our ability to pursue acquisition and development activity will be limited to the availability under our $50 million revolving credit facility and cash generated from our operations. In addition, we are not able to use the final $10 million of availability for acquisitions.

        If we are unable to successfully implement our growth strategy or manage our growth effectively, our business, financial condition and results of operations could be adversely affected.

  We will need cash to pay the principal portion of the conversion value of the Convertible Notes (as defined below), as required by the indenture governing the notes

        Under the net share settlement feature of the Convertible Notes, we are required to repay the $75 million principal portion of the Convertible Notes in cash. It is unlikely that our cash flow from operations will be sufficient to make this payment so we will need other sources of debt or equity capital. Our business and growth strategy, including our ability to finance the acquisition and development of new ASCs, could be negatively impacted if we do not have sufficient financial resources, or are not able to arrange suitable financing, to pay the required amounts upon conversion or tender of the Convertible Notes.

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

        We acquired ten ASCs in 2006, two ASCs in 2007, three ASCs in 2008 and no ASCs in 2009. Despite making no acquisitions in 2009, our business strategy contemplates us continuing to acquire and develop more ASCs in the future. Our growth has placed, and will continue to place, increased demands on our employees, business systems and other resources. Continued expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, we will need to continue to implement and improve the management and operation of our business systems and to expand, train, manage and motivate our employees. Our operating results could suffer if we do not properly manage our growth.

  We may not compete effectively with other companies that have greater resources and experience than us or that may make it more difficult to maintain our licensure

        Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual physicians, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources and less debt than us may be more successful in acquiring and developing surgical facilities. In recent years, we have seen hospitals becoming much more active in competing with us for the acquisition and development of ASCs. Hospitals and other ASCs may also be more successful in attracting physicians to utilize their facilities. We are also beginning to see hospitals becoming much more active in employing physicians and/or purchasing medical practices. Our optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment, as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

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

        On July 25, 2008, the Inspector General posted Advisory Opinion No. 08-08. In this Advisory Opinion, the Inspector General granted a favorable opinion to a joint venture arrangement involving investment in an ASC by a group of surgeons and a hospital. The Inspector General stated that while this arrangement did not meet any specific safe harbor and could potentially generate prohibited remuneration under the anti-kickback statute, it would not impose sanctions under the federal anti-kickback statute.

        Finally, on July 22, 2009, the Inspector General posted Advisory Opinion No. 09-09. In this Advisory Opinion, the Inspector General also granted a favorable opinion to an arrangement involving an ASC developed and operated by a hospital and seven orthopedic surgeons. The Inspector General concluded that while this arrangement did not qualify for safe harbor protection, it would not impose sanctions under the federal anti-kickback statute. However, the Inspector General also stated in a footnote, that there might be cause for concern if the valuation of the investor contributions were based on a cash flow analysis of the ASC as a going concern.

        Although we cannot predict the ultimate application of these opinions and their impact on our business, based on the guidance that is available we believe that our joint ownership arrangements comply with the anti-kickback law.

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

        Furthermore, on October 30, 2008, CMS posted a final rule substantially revising the Medicare ASC Conditions for Coverage ("CfCs"). These changes took effect on May 18, 2009 and impose significant new regulatory burdens on ASCs which may constrain the range of services we offer and require us to incur additional cost and expense. Moreover, it is possible that changes to our facilities and operations may not be sufficient to be in compliance with new Medicare conditions, in which case some or all of our ASCs may be forced to disenroll from the Medicare program. Many governmental and private payors require Medicare certification as a condition to participate in their payment plans. Any ASC not enrolled in Medicare may likewise be precluded from enrolling in other governmental and private payor plans. Such exclusion would have a material negative effect on our business.

  Adoption of new laws or regulations governing our business could significantly add to our cost of doing business.

        CMS has stated its intent to establish a mandatory quality reporting obligation for ASCs in future rulemaking. Pending health reform legislation also would require ASCs to gather and report quality information, and Medicare payments to ASCs would be adjusted depending on reporting compliance and relative comparisons to other ASCs. Reporting obligations coupled with variable payments could increase costs and negatively affect revenues.

        Additionally, pending health reform legislation would obligate ASCs participating in the Medicare program to file cost reports with CMS. While the legislation is vague on the nature of the information that would need to be filed, we anticipate that any cost reporting obligation would add to our cost of operations.

        Further, pending health reform legislation would obligate ASCs participating in the Medicare program to maintain compliance plans. While our facilities have compliance plans, the new requirement could require adoption of significantly more comprehensive and cumbersome plans, which would add to our cost of operations.

        Finally, pending reform legislation would slow the rate at which new ASCs can become eligible to participate in Medicare. Any enhanced scrutiny of new ASCs during the enrollment process may prolong the time it takes to enroll new facilities. This prolonged enrollment process could lengthen the time it takes to acquire new ASCs or cause us to modify the manner in which we have traditionally structured our acquisitions.

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

  Loss of the services of key management personnel could adversely affect our business

        Our success depends, in part, on the services of key management personnel, including Thomas S. Hall, our President, Chief Executive Officer and Chairman of the Board, Scott T. Macomber, our Executive Vice President and Chief Financial Officer, and Graham B. Cherrington, our Executive Vice President of Operations. We do not know of any reason why we might be likely to lose the services of any of these officers. However, in light of the role that each of these officers is expected to play in our future growth, if we lost the services of any of these officers, we believe that our business could be adversely affected.

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

  If a change in events or circumstances causes us to write-off a portion of our intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

        Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2009, intangible assets represented approximately 80% of total assets and 217% of NovaMed, Inc. stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may exceed its fair value, in which case an impairment charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

        We believe that one of our Product Sales businesses has been more negatively impacted than our other businesses by the challenging economic environment. As a result, this business has contributed operating losses to our consolidated financial results. We need to increase the revenues of this business significantly to make the business profitable. If we are not successful, it is likely that we will determine that an impairment has occurred and we will write-off some or all of approximately $2.5 million of intangible and other assets related to this business.

  Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act and the Health Information Technology for Economic and Clinical Health Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

        Numerous federal regulations have been adopted under HIPAA and the HITECH Act, which extends certain provisions of the security and privacy regulations to "business associates." We have taken actions in an effort to establish our compliance with HIPAA's and the HITECH Act's privacy regulations, and we believe that we are in substantial compliance with HIPAA's and the HITECH Act's privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying business associates with whom we need to enter into new or amended HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

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

        In addition, compliance with the HIPAA security regulations require ASCs and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. Moreover, the HITECH Act establishes a requirement for security breach notifications. We have taken actions in an effort to establish our compliance with HIPAA's and the HITECH Act's security regulations, and we believe that we are in substantial compliance with HIPAA's security regulations. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

        HIPAA and HITECH Act violations could expose us to civil penalties ranging between $100 and $50,000 per person per year for each violation with an annual cap of $1.5 million for identical violations within a calendar year. Additionally, criminal penalties include fines of up to $250,000 and/or up to 10 years in prison per violation.

Risks Relating to our Common Stock

  Future sales of shares of our common stock could depress our stock price

        After giving effect to the convertible note hedge and warrant transactions that we entered into in connection with our convertible note offering in June 2007, the conversion of some or all of our 1.0% convertible senior subordinated notes due June 15, 2012 may dilute the ownership interests of our existing stockholders. With the net share settlement feature of the Convertible Notes, upon conversion we will deliver cash instead of shares to repay the principal amount of the Convertible Notes. At the time of conversion we may elect to finance all or a portion of this $75 million through the issuance of equity securities which may be dilutive to our current equity holders and could adversely affect the market price of our common stock. If at the time of conversion our share price exceeds the conversion price of $6.371 per share, we have the option of funding such excess residual value with shares of our common stock or cash. Pursuant to the note hedge transaction, Deutsche Bank AG London is required to deliver to us those shares of our common stock necessary to cover the residual value of any excess over $6.371 per share. To the extent our share price exceeds $8.31 per share, then pursuant to the warrant transaction, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $8.31 per share. In addition, if a "qualifying fundamental change" occurs prior to maturity of the Convertible Notes, the conversion rate will be increased by an additional number of shares of common stock as provided for in the indenture governing the Convertible Notes. This additional issuance of common stock pursuant to these warrants may also be dilutive to our current equity holders and could adversely affect the prevailing market prices of our common stock. In addition, the existence of the Convertible Notes and the related convertible note hedge and warrant transactions may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

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

  Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

        During 2009, the market price of our common stock was volatile, fluctuating from a high trading price of $4.99 to a low trading price of $1.77 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and rent. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities.

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

  •
  the timing and relative size of acquisitions; and

  •
  the recording of gains or losses on the sale of noncontrolling interests in our ASCs.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own any real property except for one of our ASCs, which owns the underlying real estate. We generally lease space for our corporate offices, our ASCs and our product sales operations, all of which are located in 21 states. As part of our management services business, we also lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See "Item 13—Certain Relationships and Related Transactions." Our corporate offices currently consist of 11,367 square feet in Chicago, Illinois, 14,400 square feet in Roswell, Georgia, and 7,600 square feet in Des Plaines, Illinois. In December 2009, we relocated our Chicago corporate office from 980 North Michigan Avenue, Suite 1620, Chicago, Illinois 60611 to 333 West Wacker Drive, Suite 1010, Chicago, Illinois 60606.

        The terms and conditions of our real property leases vary. The forms of lease range from "modified triple net" to "gross" leases, with terms generally ranging from month-to-month to nine years, with certain leases having multiple renewal terms exercisable at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 2,157 square feet to 13,100 square feet, and the terms of these leases have expiration dates ranging from April 30, 2010 to March 10, 2019. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

        The following is a list of our 37 ASCs as of March 15, 2010:

Location	Number of Operating Rooms	Our Ownership Percentage	Specialty
Jonesboro, AR	2	51%	Ophthalmology
Whittier, CA	2	51%	Multispecialty
Colorado Springs, CO	2	64%	Ophthalmology
Denver, CO	1	51%	Ophthalmology
Gainesville, FL	2	51%	Ophthalmology
Lake Worth, FL	2	60%	Ophthalmology
Orlando, FL	4	70%	Orthopedic
Sebring, FL	2	56.25%	Multispecialty
Atlanta, GA	2	100%	Ophthalmology
Chicago, IL	1	69.5%	Ophthalmology
Maryville, IL	1	77%	Ophthalmology
Oak Lawn, IL	4	51%	Multispecialty
River Forest, IL	2	51%	Ophthalmology
Merrillville, IN	2	51%	Ophthalmology
New Albany, IN	2	67.5%	Ophthalmology
New Albany, IN	2	51%	Pain Management
Overland Park, KS	3	51%	Ophthalmology
Baton Rouge, LA	4	51%	Pain Management
Berkley, MI	2	51%	Ophthalmology
Kalamazoo, MI	4	62.5%	Multispecialty
Florissant, MO	1	100%	Ophthalmology
Kansas City, MO	2	51%	Ophthalmology
St. Peters, MO	2	54%	Multispecialty
Warrensburg, MO	2	51%	Ophthalmology
Fremont, NE	1	51%	Multispecialty
Bedford, NH	1	51%	Ophthalmology
Nashua, NH	2	51%	Ophthalmology
Sandusky, OH	1	60%	Ophthalmology
Bethlehem, PA	2	65%	Multispecialty

Location	Number of Operating Rooms	Our Ownership Percentage		Specialty
Lebanon, PA	3	65%		Multispecialty
Chattanooga, TN	1	57%		Ophthalmology
Cleveland, TN	2	67%		Multispecialty
Dallas, TX	3	65%		Multispecialty
San Antonio, TX	2	55%		Ophthalmology
Tyler, TX	2	60%		Ophthalmology
Richmond, VA	1	51	%(1)	Ophthalmology
Madison, WI	2	51%		Ophthalmology

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

Item 4.    Reserved

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Since August 18, 1999, our common stock has traded on the NASDAQ Global Select Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2009:
Fourth Quarter	$4.99	$3.67
Third Quarter	$4.92	$3.75
Second Quarter	$4.31	$2.14
First Quarter	$3.48	$1.77
Fiscal year ended December 31, 2008:
Fourth Quarter	$4.85	$2.57
Third Quarter	$5.01	$3.05
Second Quarter	$4.80	$3.60
First Quarter	$4.37	$2.76

        On March 8, 2010, the last reported sale price of our common stock was $3.78, and there were 257 holders of record of our common stock. This figure does not include the number of individual beneficial holders of securities that are held in the "street name" of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

Dividends

        We have never paid a cash dividend on our common stock. We plan to retain all future earnings to finance the development and growth of our business for the foreseeable future. Therefore, we do not currently anticipate paying any cash dividends on our common stock. Any future determination as to the payment of dividends will be at our Board of Directors' discretion and will depend on our results of operations, financial condition, capital requirements and other factors our Board of Directors considers relevant. Moreover, our credit facility prohibits the payment of dividends on our common stock.

Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
10/01/2009–10/31/2009	1,690	$4.76	None	None
11/01/2009–11/30/2009	7,428	$4.32	None	None
12/01/2009–12/31/2009	556	$4.55	None	None

Total	9,674	$4.41

(1)
Represents an aggregate of 9,674 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6.    Selected Financial Data

        The consolidated statement of operations data set forth below for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data at December 31, 2009 and 2008, are derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2006 and 2005 and the consolidated balance sheet data at December 31, 2007, 2006 and 2005 are derived from our audited financial statements which are not included in this Form 10-K.

        The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share and Other Data)
Consolidated Statement of Operations Data:(a)(b)(c)(d)
Net revenue	$156,444	$141,220	$128,621	$104,256	$78,402

Operating income	$38,819	$35,883	$31,510	$23,031	$16,193

Income from continuing operations attributable to NovaMed, Inc.	$7,511	$6,966	$4,802	$5,536	$5,252

Income from continuing operations attributable to NovaMed, Inc. per basic share.	$0.33	$0.29	$0.20	$0.24	$0.24

Income from continuing operations attributable to NovaMed, Inc. per diluted share.	$0.32	$0.28	$0.19	$0.22	$0.22

Other Data:(a)(c)
ASCs operated at end of period	37	37	34	32	24

Number of surgical procedures performed	159,633	139,389	129,387	96,161	70,441

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:(a)(c)(d)
Working capital	$7,146	$12,136	$18,438	$10,240	$6,669
Total assets	247,967	251,421	195,704	160,547	97,162
Total debt, excluding current portion	104,282	124,566	80,960	61,112	17,244
Total NovaMed, Inc. stockholders' equity	91,028	82,476	77,505	68,116	58,675

Notes:

(a)
Effective November 1, 2005, we sold our 80% interest in an ASC located in St. Joseph, Missouri. Operating results of this ASC are being reported as discontinued operations for all periods presented.

(b)
Effective January 1, 2006, we adopted revised accounting principles in regards to share based payment, applying the modified prospective method. As a result, 2009, 2008, 2007 and 2006 include stock option related compensation expense which is not included in prior years.

(c)
On December 12, 2007, our Board of Directors approved a plan to close or sell three majority owned ASCs in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana. Operating results of these ASCs are reported as discontinued operations for all periods presented.

(d)
On January 1, 2009, we adopted ASC 470-20 and ASC 810. As required by ASC 470-20 and ASC 810, all affected prior period results have been recast to conform with the new pronouncements.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis presents our consolidated financial condition at December 31, 2009 and 2008 and the results of operations for the years ended December 31, 2009, 2008 and 2007. You should read the following discussion together with the "Selected Financial Data," our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned "Risk Factors," the introductory paragraph to Part I, and elsewhere in this Form 10-K.

Overview

        We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2009, we owned and operated 37 ASCs of which 35 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses and we provide management services to two eye care practices.

  2009 Financial Highlights:

  •
  Consolidated net revenue increased 10.8% to $156.4 million. Surgical facilities net revenue increased 12.7% to $131.2 million.

  •
  Operating income increased 8.2% to $38.8 million.

  •
  Net income from continuing operations attributable to NovaMed, Inc. increased 7.8% to $7.5 million.

  •
  Cash flow from operations of $25.5 million.

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

  •
  Strengthen and build relationships with existing and new physician-partners.  Our physician-partners play a significant role in the success of our ASCs. We share a common goal with our physician-partners which is to operate efficient, productive and profitable ASCs. Our objective is to own more than 50% of each ASC but less than 100%; however, in certain instances we may consider owning a noncontrolling interest.

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

Uncertainties Entering 2010

        The continuing challenges presented by the economy may adversely affect our results of operations and our financial condition.

  •
  The current state of the economy, including higher unemployment levels, could result in fewer procedures being performed at our ASCs because patients may delay or cancel treatments. Further increases in unemployment could also result in fewer individuals being covered by employer-sponsored health plans and more individuals being covered by lower paying government-sponsored programs such as Medicare and Medicaid. Adverse economic conditions may also increase pressure on federal and state governments to contain or reduce reimbursements from Medicare, Medicaid and other programs. To the extent that commercial payors are adversely affected by the economy, we may experience declines in commercial rates, a slow down in collections and a reduction in the amounts we expect to collect.

  •
  Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2009, intangible assets represented approximately 80% of total assets and 217% of NovaMed, Inc. stockholders' equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the assets of each of our reporting units may exceed fair value, in which case an impairment charge to earnings may become necessary. During 2009, our estimate of the fair value of the assets of some of our reporting units declined. This was due to a combination of operating performance as well as a decline in market multiples. While it was not necessary to record an impairment charge in 2009, a further decline in operating performance and/or market multiples could negatively impact the fair value of our intangible assets. This could lead us to determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial non-cash charge to earnings, and cause us to be in default under one or more covenants in our credit facility.

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

        Revenue Recognition and Accounts Receivable, Net of Allowances.    Revenue from surgical procedures performed at our surgical facilities and patient visits to our eye care practices, net of contractual allowances and a provision for doubtful accounts, is recognized at the time the service is performed. The contractual allowance is the difference between the fee we charge and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific Medicare or contracted rate. We base our estimate for doubtful accounts on the aging category and our historical collection experience. While we believe that our contractual allowances are appropriate, if our actual contractual adjustments or bad debts differ from our estimates, our results of operations may be affected. During the years ended December 31, 2009, 2008 and 2007, we had no significant adjustments to contractual allowances related to prior periods. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represent the revenue recognized. Product sales revenue from our optical laboratories and marketing products and services businesses, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.

        Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts noted above. Prior to 2009, we recorded an estimated contractual allowance for each procedure performed in our surgical facilities based on the difference between the fee we charged for the procedure and what we expected to be paid. This resulted in a large contractual allowance balance recorded on our balance sheet. In July 2009, we began the implementation of a new process whereby our billing system automatically adjusts for the difference between our fee and the amount we expect to be paid and no contractual allowance is recorded. This new process is being implemented over time at most of our surgical facilities and will apply to most, but not all, of the surgical procedures performed and charges entered. As a result of this new process our contractual allowance balance decreased significantly in 2009 and is expected to decrease further in 2010. However, this new process did not and will not impact net revenue or net accounts receivable which have always been reported net of the contractual allowance.

        Asset impairment.    In assessing the recoverability of our fixed assets, goodwill and other noncurrent assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

        Our reported goodwill represents a significant portion of our total assets. We test goodwill for impairment in accordance with Accounting Standards Codification ("ASC") 350, Goodwill and Other Intangible Assets, annually and/or when factors indicating impairment are present. Accounting standards require that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component). The fair value of the reporting unit is compared to its carrying amount, including goodwill, to determine if an impairment exists. We have one operating segment within our Surgical Facilities reportable segment. For impairment testing purposes, each of the our ASCs qualify as components of that operating segment. Because the ASCs have similar economic characteristics, the components are aggregated and deemed a single reporting unit. We have five other reporting units that are included within our Product Sales and Other reportable segments. These include our optical laboratory business, optical products purchasing organization, call center and marketing solutions business, optometric practice and ophthalmology practice. In conducting our impairment analysis, we utilize a market comparable and discounted cash flow approach. Differences in assumptions used under this approach could have a significant impact on the determination of the fair value of our reporting units. We currently believe we have adequate support for the carrying value of our goodwill based on assumptions used in our impairment analysis. However, the analysis requires significant judgments and estimates to be made by management. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, we may change our estimates.

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

        Stock-based Compensation.    On January 1, 2006, we adopted the provisions of ASC 718, Compensation-Stock Compensation, which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black-Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. We also estimate the expected service period over which our stock-based awards will vest.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2009	2008	2007
Net revenue:
Surgical facilities	83.9%	82.5%	82.2%
Product sales and other	16.1	17.5	17.8

Total net revenue	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	30.4%	30.2%	31.0%
Cost of sales and medical supplies	22.8	23.1	23.4
Selling, general and administrative	18.2	18.2	18.3
Depreciation and amortization	3.8	3.1	2.8

Total operating expenses	75.2	74.6	75.5

Operating income	24.8	25.4	24.5

Other (income) expense:
Interest expense	5.6	5.7	5.3
Interest income	—	—	(0.1)
Gain on sale of noncontrolling interests	—	—	(0.1)
Non-consolidated impairment charge	—	—	0.8

Total other (income) expense	5.6	5.7	5.9

Income before income taxes	19.2	19.7	18.6
Income tax provision	3.1	3.2	3.0

Income from continuing operations	16.1	16.5	15.6
Loss from discontinued operations	—	—	(0.2)
Net gain (loss) on disposal of discontinued operations	—	0.2	(8.7)

Net income	16.1	16.7	6.7

Net income attributable to noncontrolling interests	11.3	11.6	11.9

Net income (loss) attributable to NovaMed, Inc.	4.8%	5.1%	(5.2)%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue

        Consolidated.    Total net revenue increased by 10.8% from $141.2 million to $156.4 million. Net revenue by segment is discussed below.

        Surgical Facilities.    The table below summarizes surgical facilities net revenue and procedures performed for 2009 and 2008. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates. Surgical facilities net revenue increased by 12.7% from $116.4 million to $131.2 million. This increase was primarily the result of a $15.2 million increase from ASCs we acquired or developed after January 1, 2008 ("new ASCs") and a $0.5 million, or 0.4%, decrease from ASCs that we owned for the entire comparable reporting periods ("same-facility"). The decrease in same-facility net revenue was primarily the result of a 2.1% decrease in the number of same-facility procedures performed offset by a 1.7% increase in the net revenue per procedure due to a change in procedure and payor mix.

	2009	2008	Increase (Decrease)
	(dollars in thousands)
Surgical Facilities:
Same-facility:
Net revenue	$111,756	$112,236	$(480)
# of procedures	129,365	132,079	(2,714)
New ASCs:
Net revenue	$19,436	$4,211	$15,225
# of procedures	30,268	7,310	22,958

        On October 30, 2009, the Centers for Medicare and Medicaid Services (CMS) published their final 2010 rates for ASCs. We estimate the impact of the final 2010 rates (including wage-index changes), based on our current procedure volumes and mix, will be negligible.

        The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs.

        Product Sales and Other.    The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue increased by 1.9% from $24.8 million to $25.3 million. Net revenue at our optical products purchasing organization decreased by $0.6 million due to a decrease in existing customer orders. Net revenue from our marketing products and services businesses increased by $0.9 million primarily due to the acquisition of a call center and marketing solutions business during the third quarter of 2008 offset by a reduction in sales of marketing products to vendors and healthcare providers. Net revenue at our optical laboratory business decreased by $0.5 million due to a decrease in existing customer orders. Net revenue from our ophthalmology practice increased by $0.8 million primarily due to an increase in the number of patient visits.

	2009	2008	Increase (Decrease)
	(dollars in thousands)
Product Sales:
Optical laboratories	$5,334	$5,810	$(476)
Optical products purchasing organization	5,064	5,672	(608)
Marketing products and services	4,891	4,011	880
Optometric practice/retail store	1,862	1,934	(72)

	17,151	17,427	(276)

Other:
Ophthalmology practice	8,101	7,346	755

Total Net Product Sales and Other Revenue	$25,252	$24,773	$479

Salaries, Wages and Benefits

        Consolidated.    Salaries, wages and benefits expense increased by 11.7% from $42.7 million to $47.6 million. As a percentage of net revenue, salaries, wages and benefits expense increased slightly from 30.2% to 30.4%. Salaries, wages and benefits expense by segment is discussed below.

        Surgical Facilities.    Salaries, wages and benefits expense in our surgical facilities segment increased by 15.6% from $24.9 million to $28.8 million. The increase was the result of staff costs at ASCs acquired during 2008, salary increases at some of our same-facility ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

        Product Sales and Other.    Salaries, wages and benefits expense in our product sales and other segments increased by 18.9% from $9.0 million to $10.7 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

        Corporate.    Salaries, wages and benefits expense decreased by 6.9% from $8.8 million to $8.1 million. The decrease was primarily due to a shift of some personnel from our Corporate segment to our Surgical Facilities segment, $0.2 million of reduced stock-based compensation expense and lower health benefit costs. This decrease was partially offset by annual salary and incentive accrual increases.

Cost of Sales and Medical Supplies

        Consolidated.    Cost of sales and medical supplies expense increased by 9.2% from $32.6 million to $35.6 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.1% to 22.8%. Cost of sales and supplies expense by segment is discussed below.

        Surgical Facilities.    Cost of sales and medical supplies expense in our surgical facilities segment increased by 12.0% from $26.9 million to $30.1 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.1% to 22.9%. The expense increase was the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

        Product Sales and Other.    Cost of sales and medical supplies expense in our product sales and other segments decreased by 4.0% from $5.8 million to $5.5 million primarily due to decreased revenue at our optical laboratories business and marketing products and services businesses which was partially offset by increased expenses at our ophthalmology practice due to increased net revenue.

Selling, General and Administrative

        Consolidated.    Selling, general and administrative expense increased by 10.6% from $25.8 million to $28.5 million. As a percentage of net revenue, selling, general and administrative expense remained flat at 18.2%. Selling, general and administrative expense by segment is discussed below.

        Surgical Facilities.    Selling, general and administrative expense in our surgical facilities segment increased by 12.3% from $22.8 million to $25.6 million. The increase was due to costs associated with our new ASCs and an increase of $0.8 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

        Product Sales and Other.    Selling, general and administrative expense in our product sales and other segments increased by 17.2% from $4.2 million to $4.9 million primarily due to our acquisition of a call center and marketing solutions business during the third quarter of 2008.

        Corporate.    Corporate selling, general and administrative expense decreased by $0.8 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization.    Depreciation and amortization expense increased 36.5% from $4.3 million to $5.9 million primarily due to increases in depreciation associated with our new ASCs, the relocation of one of our ASCs and amortization of intangible assets acquired in conjunction with our acquisition of a call center and marketing solutions business during the third quarter of 2008.

Interest (Income) Expense, net.    Interest (income) expense, net increased from $8.1 million to $8.8 million due to an increase in our interest rate on credit facility borrowings and financing fees due to the amendment of our credit facility in the third quarter of 2009 and our adoption of a new accounting standard included in ASC 470-20. As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during 2009 and 2008 of $4.2 million and $3.9 million, respectively.

Provision for Income Taxes.    Our effective tax rate was unchanged at 39.0%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return and varying state income tax rates.

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

Net Income Attributable to Noncontrolling Interests.    Noncontrolling interests in the earnings of our ASCs were $17.7 million in 2009 as compared to $16.4 million in 2008. All of this increase was attributable to new ASCs.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue

        Consolidated.    Total net revenue increased by 9.8% from $128.6 million to $141.2 million. Net revenue by segment is discussed below.

        Surgical Facilities.    The table below summarizes surgical facilities net revenue and procedures performed for 2008 and 2007. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates. Surgical facilities net revenue increased by 10.1% from $105.8 million to $116.4 million. This increase was primarily the result of an $8.8 million increase from ASCs we acquired or developed after January 1, 2007 ("new ASCs") and a $2.1 million, or 2.1%, increase from ASCs that we owned for the entire comparable reporting periods ("same-facility"). The increase in same-facility net revenue was the result of a 3.5% increase in the net revenue per procedure primarily due to a change in procedure mix offset by a 1.4% decrease in the number of same-facility procedures performed.

	2008	2007	Increase (Decrease)
	(dollars in thousands)
Surgical Facilities:
Same-facility:
Net revenue	$102,238	$100,151	$2,087
# of procedures	121,354	123,082	(1,728)
New ASCs:
Net revenue	$14,209	$5,364	$8,845
# of procedures	18,035	5,683	12,352
ASC Closure/Laser Terminations:
Net revenue	$—	$237	$(237)
# of procedures	—	622	(622)

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

Interest (Income) Expense, net.    Interest (income) expense, net increased from $6.6 million to $8.1 million primarily due to the adoption of a new accounting standard included in ASC 470-20. As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during 2008 and 2007 of $3.9 million and $1.9 million, respectively.

Loss on Investment in Nonconsolidated Affiliate.    During the fourth quarter of 2007, we recorded a $1.0 million impairment charge relating to our 25% interest in an ASC located in Ft. Lauderdale, Florida.

Other (Income) Expense.    Other income was $0.0 million in 2008 as compared to $0.1 million in 2007.

Provision for Income Taxes.    Our effective tax rate in 2008 was 39.0% compared to 43.8% in 2007. The decrease was the result of recording a 100% valuation allowance against the tax benefit relating to the loss on investment in our non-consolidated affiliate and 0.9% related to an increase in our blended state partnership tax rate in 2007. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return and varying state income tax rates.

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

Net Income Attributable to Noncontrolling Interests.    Noncontrolling interests in the earnings of our ASCs were $16.4 million in 2008 as compared to $15.3 million in 2007. All of this increase was attributable to new ASCs.

Liquidity and Capital Resources

        Operating activities for 2009 generated $44.1 million in cash flow compared to $41.4 million in 2008. Of the $2.7 million increase in cash flow from operating activities, $3.8 million was due to higher net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, gain on sale of ASC, deferred income taxes, asset impairment charge and non-cash subordinated debt interest. This increase was partially offset by $1.1 million decrease in the contribution from changes in operating assets and liabilities. Changes in accounts payable and accrued expenses resulted in reduced cash flow of $1.7 million during 2009 as compared to 2008 primarily due to incentive compensation payments and the timing of vendor payments. Changes in accounts receivable resulted in additional cash flow of $0.6 million during 2009 as compared to 2008 due to improvements in the collection of accounts receivable.

        Cash flows used in investing activities were $4.4 million in 2009 compared to $55.4 million in 2008. Investing activities in 2009 included the purchase of property and equipment for $3.7 million, the payment of additional purchase price consideration of $0.7 million for one of our ASCs, the payment for the purchase of additional equity interests of $0.3 million in three of our ASCs, and proceeds of $0.3 million relating to the sale of noncontrolling interests in two of our ASCs. Investing activities in 2008 included the acquisition of three ASCs and a call center and marketing solutions business for $49.4 million, the purchase of property and equipment for $4.9 million, the payment of additional purchase price consideration of $0.9 million for one of our ASCs, the payment of additional purchase price consideration of $0.3 million for our optical products purchasing organization, and proceeds of $0.4 million relating to the sale of our Thibodaux, Louisiana and Laredo, Texas ASCs.

        Cash flows used in financing activities were $40.7 million in 2009 compared to cash flows provided by financing activities of $12.5 million in 2008. Cash flows from financing activities in 2009 included distributions to noncontrolling interests of $18.5 million, net payments of $16.9 million under our credit facility, payments of $1.1 million relating to the repurchase of our common stock, $4.5 million of capital lease and other debt obligation payments and proceeds of $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan. Cash flows from financing activities in 2008 included net borrowings of $33.1 million under our credit facility, net proceeds of $0.5 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and borrowings of $3.3 million relating to the development and relocation of an ASC. These proceeds were offset by distributions to noncontrolling interests of $16.4 million, $1.4 million of capital lease and other debt obligation payments and $6.7 million relating to the repurchase of our common stock.

        In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the "Convertible Notes"). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $6.371 per share, or approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. At December 31, 2009, we had $61.6 million in convertible subordinated debt outstanding, net of debt discount. As of December 31, 2009, the fair value of the $75.0 million Convertible Notes was approximately $59.8 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). Effective January 1,

2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods' financial statements included herein have been adjusted. In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. The adoption of ASC 470-20 added approximately $4.2 million, $3.9 million and $1.9 million of non-cash interest expense to our 2009, 2008 and 2007 results of operations, respectively. This resulted in a reduction to net income of approximately $2.6 million ($0.11 per diluted share), $2.4 million ($0.10 per diluted share) and $1.1 million ($0.04 per diluted share) in 2009, 2008 and 2007, respectively. The adoption of ASC 470-20 will add approximately $4.6 million of non-cash interest expense to our 2010 results of operations and will reduce net income by approximately $2.8 million ($0.12 per diluted share). The adoption of ASC 470-20 does not have an impact on our cash flows.

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

        Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations. The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, increasing to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively. The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions. At December 31, 2009, we had approximately $38.0 million of potential borrowing availability under our revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to our lender's published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement. The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment. Under the terms of the credit agreement, we were subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009 and will decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter. We are also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

        At December 31, 2009, we had $11.2 million of borrowings outstanding under our revolving credit facility and $29.0 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 4.8% and were in compliance with all of our covenants. The weighted average interest rate on credit line borrowings during 2009 was 3.7%. In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

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

        As of December 31, 2009 and 2008, we had cash and cash equivalents of $3.9 million and $4.9 million, respectively, of which $2.6 million and $3.1 million, respectively, was restricted pursuant to agreements with six of our ASCs. As of December 31, 2009 and 2008, we had working capital of $7.1 million and $12.1 million, respectively.

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

        During 2008, our Orlando (formerly Altamonte Springs), Florida ASC, of which we own a 70% interest, entered into a $3.3 million installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender's one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of December 31, 2009, there was $2.8 million outstanding under this note.

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

        We had an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. We elected not to exercise this purchase option and instead we have exercised our option to sell our noncontrolling interest to our physician-partner for the original price paid. We believe we have effectuated the sale of our noncontrolling interest effective as of July 31, 2009. Our physician-partner has disputed the validity of our exercise. On November 5, 2009, we filed a lawsuit against this physician seeking to collect the payment of this purchase price.

        Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest which is $0.3 million.

Off-Balance Sheet Arrangements

        Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

        We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2009 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$1,042	$321	$456	$182	$83
Operating leases	31,571	6,240	10,734	8,172	6,425
Long-term debt(1)	40,200	4,250	35,950	—	—
Interest payments on long-term debt(1)	3,577	1,926	1,651	—	—
Convertible notes(2)	75,000	—	75,000	—	—
Interest payments on convertible notes(2)	1,844	750	1,094	—	—
Notes payable	10,994	4,230	4,707	1,570	487
Purchase commitments	165	165	—	—	—

Total	$164,393	$17,882	$129,592	$9,924	$6,995

	Expiration by period (dollars in thousands)
Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letter of Credit	$833	$833	$—	$—	$—

Total	$833	$833	$—	$—	$—

(1)
Balance is amount outstanding under our credit facility that expires December 15, 2011. Interest payments are based on the amount and weighted average interest rate of debt outstanding at December 31, 2009.

(2)
Balance is principal amount of convertible notes issued during 2007 that are due June 15, 2012. Interest payments are based on the coupon interest rate of 1% annually. For a further discussion on the convertible notes, see Note 11 to the consolidated financial statements.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting." This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB launched FASB's new Codification (i.e. the Accounting Standards Codification (ASC)). The Codification supersedes existing GAAP for nongovernmental entities. We have revised our financial statement disclosures in compliance with the new codification system.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20, "Debt with Conversion and other Options", formerly FASB Staff Position APB 14-1 , "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with other literature.

        ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods' financial statements included herein have been adjusted.

        In accordance with the provisions of ASC 470-20, we determined that the fair value of its Convertible Notes at issuance in 2007 was approximately $52.1 million, and designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 810, Consolidation, formerly Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. We applied the provisions of ASC 810 retrospectively. As a result, noncontrolling interests of $15.3 million were reclassified from the mezzanine section to equity in the December 31, 2008 balance sheet. The adoption of ASC 810 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under ASC 810 certain transactions between us (or our subsidiaries) and noncontrolling interests are considered to be equity transactions. As a result, distributions to noncontrolling interests of $16.4 million and $15.0 million have been reclassified to the financing section of our consolidated statement of cash flows for 2008 and 2007, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under ASC 810.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 805, Business Combinations, formerly SFAS No. 141(R), Business Combinations. ASC 805 contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In April 2009, the FASB amended and clarified ASC 805 regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of ASC 805 apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. The future impact of the adoption of this new accounting standard will be dependent on future acquisitions that we may pursue.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 350, Goodwill and Other, formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets which amended previous guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company's intent and/or ability to renew or extend the agreement. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 815, Derivatives and Hedging, formerly SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB ratified guidance which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. We adopted this guidance on January 1, 2009 which did not have an impact on our consolidated results of operations or financial condition.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 260, Earnings Per Share, formerly FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of this new accounting standard did not have a material effect on our consolidated financial statements.

        Effective January 1, 2009, we adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The significant categories of assets and liabilities included in the Company's deferred implementation of ASC 820, are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

        In May 2009, we adopted a new accounting standard included in ASC 855, Subsequent Events, formerly SFAS No. 165, Subsequent Events. This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard for the quarter ended June 30, 2009. This standard did not impact the consolidated financial results. We evaluated events subsequent to December 31, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

        Effective June 30, 2009, we adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-4, Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard did not have a material impact on our results of operations or financial condition.

        Effective June 30, 2009, we adopted a new accounting standard included in ASC 820, formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This standard did not have a material impact on our results of operations or financial condition.

        In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. We have no liabilities that are governed by this update but will apply its provisions in the future as applicable.

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605),—Multiple-Deliverable Revenue Arrangements, which establishes a hierarchy for determining the selling price of a deliverable and provides guidance on determining a best estimate of selling price. ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how these arrangements should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are assessing the potential impact of adoption of this standard.

        In October 2009, the FASB issued ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. We are assessing the potential impact of adoption of this standard.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing and cash management activities. We have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings. We do not use derivative instruments for speculative purposes. Our borrowings are primarily indexed to the prime rate or LIBOR and have a mix of maturities. We entered into two swap agreements in 2006 as follows: $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.34% which expired on April 19, 2009 and $12.0 million in principal amount outstanding under our credit facility with a fixed rate of 5.75% which expired on September 30, 2008. In addition, NovaMed Eye Surgery Center of New Albany, LLC, of which we own a 67.5% equity interest, entered into a swap agreement in 2006 as follows: $2.9 million in principal amount outstanding as of December 31, 2008 under a note with National City Bank with a fixed rate of 5.51% from August 4, 2006 to August 1, 2011.

        On December 31, 2009, we had $40.2 million outstanding under our credit facility which was subject to the one-month LIBOR. A hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.4 million. The fair value of this long-term debt approximated its carrying value at December 31, 2009.

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

        We have carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer (our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, the Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that such disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2009. BDO Seidman, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included with our financial statements in Item 15(a)(1) and incorporated by reference.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information in response to this item is incorporated by reference from the "Proposal No. 1—Election of Directors," "Other Directors" and "Executive Officers" sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement").

Item 11.    Executive Compensation

        The information in response to this item is incorporated by reference from the "Executive Compensation" section of the 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information in response to this item is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" sections of the 2010 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information in response to this item is incorporated by reference from the "Certain Relationships and Related Transactions," "Proposal No. 1—Election of Directors" and "Other Directors" sections of the 2010 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information in response to this item is incorporated by reference from the "Proposal No. 4—Ratification of Independent Registered Public Accounting Firm" and "Auditor Fees" sections of the 2010 Proxy Statement.

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

•
Notes to Consolidated Financial Statements

2.
The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

      Schedule II—Rule 12-09 Valuation Reserves

(b)
The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit Number	Exhibit
2.1(A)	Purchase Agreement dated as of June 1, 2007 with members of Surgery Center of Kalamazoo, LLC
3.1	Amended and Restated Certificate of Incorporation of the Registrant
3.2(C)	Amended and Restated Bylaws of the Registrant
3.3(D)	Certificate of Ownership and Merger
4.1(B)	Specimen stock certificate representing Common Stock
4.2(E)	Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee
4.3(E)	First Supplemental Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee
4.4(E)	Form of Note issued pursuant to the Indenture and First Supplemental Indenture
4.5(E)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding warrants sold by Registrant to Deutsche Bank AG London
4.6(F)
Instrument of Resignation, Appointment and Acceptance dated September 18, 2008 pursuant to which U.S. Bank National Association replaced LaSalle Bank National Association as Trustee under the Indenture
10.1(G)	Registrant's Second Amended and Restated 1999 Stock Purchase Plan
10.2(B)	Indemnification Agreement
10.3(H)	Employment Agreement dated July 31, 2009 with Scott T. Macomber
10.4(I)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan

Exhibit Number	Exhibit
10.5(J)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for Outpatient Surgery
10.6(H)	Employment Agreement dated July 31, 2009 with Thomas S. Hall
10.7(K)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza Surgery Center, LLP
10.8(L)	Asset Contribution and Exchange Agreement dated as of October 3, 2006 with Surgery Center of Cleveland, LLC
10.9(M)	Seventh Amended and Restated Credit Agreement dated as of August 31, 2009
10.10(N)	Registrant's Second Amended and Restated Stock Incentive Plan
10.11(N)	Registrant's Amended and Restated 2000 Employee Stock Incentive Plan
10.12(N)	Registrant's Amended and Restated 2001 Employee Stock Incentive Plan
10.13(N)	Registrant's Amended and Restated 2005 Restricted Stock Plan
10.14(O)	Registrant's Second Amended and Restated 2005 Stock Incentive Plan
10.15	Form of Restricted Stock Award Agreement for restricted stock awards under the 2005 Stock Incentive Plan
10.16(E)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding a convertible note hedge transaction
10.17(F)	Amended and Restated Executive Incentive Compensation Plan
10.18(H)	Employment Agreement dated July 31, 2009 with Graham B. Cherrington
21	Subsidiaries of the Registrant
23.1	Consent of BDO Seidman, LLP
31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(D)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(E)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

(F)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

(G)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 23, 2008.

(H)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 4, 2009.

(I)
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

(K)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

(L)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

(M)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 1, 2009.

(N)
Incorporated by reference to the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(O)
Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 26, 2009.

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

        We have audited the accompanying consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited Schedule II—Valuation Reserves. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As disclosed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company applied the provisions of FASB Accounting Standards Codification 470-20, "Debt with Conversion and Other Options" on a retrospective basis to account for its convertible subordinated senior notes. In addition, effective January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification 810, "Consolidation" on a retrospective basis to account for its non-controlling interests in its less than wholly owned subsidiaries.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NovaMed, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 16, 2010

 Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Shareholders
NovaMed, Inc.
Chicago, Illinois

        We have audited NovaMed, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 16, 2010

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2009	December 31, 2008
		(adjusted, Note 2)
ASSETS
Current assets:
Cash and cash equivalents, including $2,562 and $3,100 of restricted cash, respectively	$3,884	$4,875
Accounts receivable, net of allowances of $26,597 and $43,784, respectively	19,177	20,329
Notes and amounts due from related parties	473	471
Inventory	2,479	2,355
Prepaid expenses and deposits	1,662	1,624
Current tax assets	2,725	2,154

Total current assets	30,400	31,808
Property and equipment, net	18,714	20,526
Goodwill	193,957	194,563
Other intangible assets, net	3,499	3,851
Other assets, net	1,397	673

Total assets	$247,967	$251,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,549	$9,684
Accrued expenses	5,488	6,706
Current maturities of long-term debt	8,217	3,282

Total current liabilities	23,254	19,672
Long-term debt, net of current maturities	42,713	67,747
Convertible subordinated debt, net of unamortized debt discount of $13,431 and $18,181, respectively	61,569	56,819
Other long-term liabilities	301	549
Deferred income tax liabilities	14,118	8,876
Commitments and contingencies
Stockholders' equity:
NovaMed, Inc. stockholders' equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 30,333,518 and 29,746,349 shares issued at December 31, 2009 and 2008, respectively	299	296
Additional paid-in-capital	113,362	111,225
Accumulated deficit	(3,650)	(11,162)
Accumulated other comprehensive loss	(40)	(218)
Treasury stock, at cost, 7,186,243 and 6,785,880 shares at December 31, 2009 and 2008, respectively	(18,943)	(17,665)

Total NovaMed, Inc. stockholders' equity	91,028	82,476
Noncontrolling interests	14,984	15,282

Total stockholders' equity	106,012	97,758

Total liabilities and stockholders' equity	$247,967	$251,421

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
		(adjusted, Note 2)	(adjusted, Note 2)
Net revenue:
Surgical facilities	$131,192	$116,447	$105,752
Product sales and other	25,252	24,773	22,869

Total net revenue	156,444	141,220	128,621

Operating expenses:
Salaries, wages and benefits	47,636	42,651	39,817
Cost of sales and medical supplies	35,600	32,599	30,154
Selling, general and administrative	28,504	25,776	23,505
Depreciation and amortization	5,885	4,311	3,635

Total operating expenses	117,625	105,337	97,111

Operating income	38,819	35,883	31,510

Other (income) expense:
Interest expense	8,778	8,138	6,800
Interest income	(4)	(68)	(195)
Gain on sale of noncontrolling interests	—	—	(79)
Loss on investment in non-consolidated affiliate	—	—	1,041
Loss of non-consolidated affiliate	—	—	67
Other	15	13	(85)

Total other (income) expense	8,789	8,083	7,549

Income before income taxes	30,030	27,800	23,961
Income tax provision	4,802	4,454	3,904

Income from continuing operations	25,228	23,346	20,057
Loss from discontinued operations	—	(91)	(306)
Gain (loss) on disposal of discontinued operations	—	343	(11,220)

Net income	25,228	23,598	8,531
Net income attributable to noncontrolling interests	17,717	16,380	15,255

Net income (loss) attributable to NovaMed, Inc.	$7,511	$7,218	$(6,724)

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$7,511	$6,966	$4,802
Income (loss) from discontinued operations	—	252	(11,526)

Net income (loss) attributable to NovaMed, Inc.	$7,511	$7,218	$(6,724)

Earnings per common share from continuing operations attributable to NovaMed, Inc.:
Basic	$0.33	$0.29	$0.20

Diluted	$0.32	$0.28	$0.19

Net earnings (loss) per common share attributable to NovaMed, Inc.:
Basic	$0.33	$0.30	$(0.28)

Diluted	$0.32	$0.29	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars and shares in thousands)

	Common Stock
				Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total NovaMed, Inc. Stockholders' Equity
		Par Value	Additional Paid-In Capital						Noncontrolling Interests
	Shares					Shares	At Cost
Balance, December 31, 2006	28,534	$285	$89,653	$(11,656)	$(254)	(4,713)	$(9,912)	$68,116	$14,296
Net income (loss)	—	—	—	(6,724)	—	—	—	(6,724)	15,255
Unrealized loss on interest rate swaps	—	—	—	—	(196)	—	—	(196)	(17)

Total comprehensive income (loss)								(6,920)	15,238
Stock options exercised	761	8	2,693	—	—	(82)	(626)	2,075	—
Shares issued—employee stock purchase plan	37	—	163	—	—	—	—	163	—
Restricted stock activity	75	—	—	—	—	(48)	(153)	(153)	—
Stock-based compensation expense	—	—	2,602	—	—	—	—	2,602	—
Sale of warrants	—	—	14,000	—	—	—	—	14,000	—
Convertible note call options, net of $8,160 tax benefit	—	—	(15,840)	—	—	—	—	(15,840)	—
Adoption of ASC 470-20	—	—	13,462	—	—	—	—	13,462	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(15,032)
Other noncontrolling interests activity	—	—	—	—	—	—	—	—	522

Balance, December 31, 2007 (adjusted, Note 2)	29,407	293	106,733	(18,380)	(450)	(4,843)	(10,691)	77,505	15,024
Net income	—	—	—	7,218	—	—	—	7,218	16,380
Unrealized gain (loss) on interest rate swaps	—	—	—	—	232	—	—	232	(12)

Total comprehensive income								7,450	16,368
Stock options exercised	304	3	2,157	—	—	—	—	2,160	—
Shares issued—employee stock purchase plan	35	—	116	—	—	—	—	116	—
Restricted stock activity	—	—	—	—	—	(34)	(103)	(103)	—
Stock-based compensation expense	—	—	2,219	—	—	—	—	2,219	—
Repurchases of common stock	—	—	—	—	—	(1,909)	(6,871)	(6,871)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,374)
Other noncontrolling interests activity	—	—	—	—	—	—	—	—	264

Balance, December 31, 2008 (adjusted, Note 2)	29,746	296	111,225	(11,162)	(218)	(6,786)	(17,665)	82,476	15,282
Net income	—	—	—	7,511	—	—	—	7,511	17,717
Unrealized gain on interest rate swaps	—	—	—	—	178	—	—	178	25

Total comprehensive income								7,689	17,742
Stock options exercised	218	2	83	—	—	—	—	85	—
Shares issued—employee stock purchase plan	51	1	96	—	—	—	—	97	—
Restricted stock activity	318	—	—	—	—	(39)	(152)	(152)	—
Stock-based compensation expense	—	—	2,067	—	—	—	—	2,067	—
Repurchases of common stock	—	—	—	—	—	(361)	(1,126)	(1,126)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(18,531)
Other noncontrolling interests activity	—	—	(109)	—	—	—	—	(109)	491
Other	—	—	—	1	—	—	—	1	—

Balance, December 31, 2009	30,333	$299	$113,362	$(3,650)	$(40)	(7,186)	$(18,943)	$91,028	$14,984

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
		(adjusted, Note 2)	(adjusted, Note 2)
Cash flows from operating activities:
Net income	$25,228	$23,598	$8,531
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	5,885	4,318	4,013
Gain on sale of noncontrolling interests/divestitures	—	—	(79)
Loss of non-consolidated affiliate	—	—	67
Loss on investment in non-consolidated affiliate	—	—	1,041
Stock-based compensation expense	2,067	2,219	2,602
Amortization of subordinated debt fees	642	646	331
(Gain) loss on sale of ASC	—	(299)	1,648
Deferred income taxes	3,986	3,955	3,563
Non-cash subordinated debt interest	4,225	3,867	1,852
Goodwill and asset impairment charge	—	(34)	9,572
Changes in operating assets and liabilities, net of effects of purchase transactions:
Accounts receivable	2,186	1,577	1,510
Inventory	(107)	267	(111)
Other current assets	44	(227)	29
Accounts payable, accrued expenses and income taxes payable	(461)	1,277	(1,534)
Other noncurrent assets	385	261	(11)

Net cash provided by operating activities	44,080	41,425	33,024

Cash flows from investing activities:
Payments for acquisitions, net	(12)	(50,119)	(39,788)
Purchases of property and equipment	(3,698)	(4,896)	(2,461)
Proceeds from sale of noncontrolling interests	335	—	273
Proceeds from sale of property and equipment	18	96	—
Proceeds from sale of ASC	—	376	141
Other	(1,011)	(873)	—

Net cash used in investing activities	(4,368)	(55,416)	(41,835)

Cash flows from financing activities:
Borrowings under revolving credit agreement	57,200	58,300	54,500
Payments under revolving credit agreement	(74,100)	(25,200)	(88,200)
Other long term borrowings	130	102	37
Proceeds from the issuance of convertible subordinated debt, net	—	—	62,375
ASC relocation borrowings	—	3,300	—
Distributions to noncontrolling interests	(18,531)	(16,374)	(15,032)
Proceeds from the issuance of stock, net of issuance costs	246	507	1,148
Repurchase of common stock	(1,126)	(6,719)	—
Payments of other debt, debt issuance fees and capital lease obligations	(4,522)	(1,432)	(2,378)

Net cash (used in) provided by financing activities	(40,703)	12,484	12,450

Net (decrease) increase in cash and cash equivalents	(991)	(1,507)	3,639
Cash and cash equivalents, beginning of year	4,875	6,382	2,743

Cash and cash equivalents, end of year	$3,884	$4,875	$6,382

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. GENERAL INFORMATION

Description of the Business

        NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company's primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2009, the Company owned and operated 37 ASCs where surgeons perform various surgical procedures. The Company owned a majority interest in 35 of its ASCs with physicians owning the remaining equity interests in these ASCs. The Company owns all of the equity interests in its other two ASCs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

        The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. The Company uses the equity method of accounting for the ASCs in which it owns a noncontrolling interest. The Company consolidates two physician practice management (PPM) entities under the provisions included in Accounting Standards Codification (ASC) 810, Consolidation. All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to six of its limited liability company agreements, the cash held by each entity is restricted to that entity's use. The cash balance subject to such restrictions was $2,562 and $3,100, at December 31, 2009 and 2008, respectively.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records estimated impairments in the periods in which they occur.

As of December 31,	2009	2008
Surgical supplies	$1,782	$1,577
Optical products	645	690
Other	52	88

Total inventory	$2,479	$2,355

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

        The Company's reported goodwill represents a significant portion of its total assets. The Company tests goodwill for impairment annually and when factors indicating impairment are present. Accounting standards require that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component). The fair value of the reporting unit is compared to its carrying amount, including goodwill, to determine if an impairment exists. The Company has one operating segment within its Surgical Facilities reportable segment. For impairment testing purposes, each of the Company's ASCs qualify as components of that operating segment. Because the ASCs have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company has five other reporting units that are included within its Product Sales and Other reportable segments. These include its optical laboratory business, optical products purchasing organization, call center and marketing solutions business, optometric practice and ophthalmology practice. In conducting the impairment analysis, the Company utilizes market comparable and discounted cash flow approaches. Differences in assumptions used under these approaches could have a significant impact on the determination of the fair value of our reporting units. The Company currently believes it has adequate support for the carrying value of the goodwill based on assumptions used in the impairment analysis. However, the analysis requires significant judgments and estimates to be made by management. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. The Company will continue to perform a goodwill impairment test on an

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, the Company may change its estimates.

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

Income Taxes

        The Company uses the liability method of accounting for income taxes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates in effect for the year in which the differences are expected to reverse as well as tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

        The carrying value of financial instruments such as accounts receivable, notes and amounts due from related parties, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of its notes receivable from related parties, line of credit, and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates. The Company periodically enters into interest rate swap agreements to protect it against interest rate fluctuations of the LIBOR rate on certain of its debt. The fair value of the swaps is determined based on market interest rates for similar maturity periods and is discussed in Note 16. At December 31, 2009, the carrying value and fair value of the Company's convertible notes were $61,569 and $59,813, respectively.

Revenue Recognition

  Surgical Facilities

        Revenue in the Company's ASCs is based on fees charged to patients, third-party payors or others for use of the facilities and relates primarily to surgical procedures performed in the ASCs. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts and is recognized at the time the surgical procedure is performed. The contractual allowance is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. The Company bases its estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, contracted rates with other third party

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

payors or historical experience when there is not a specific contracted rate. The estimate for doubtful accounts is based on the aging category and historical collection experience. Although the Company does not separately track contractual adjustments and provisions for doubtful accounts, management believes that the amounts related to bad debts are immaterial for all periods presented. While the Company believes that its contractual allowances are appropriate, if its actual contractual adjustments or bad debts differ from its estimates, the Company's results of operations may be affected. During the years ended December 31, 2009, 2008 and 2007, the Company had no significant adjustments to contractual allowances related to prior periods.

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

Cost of Sales and Medical Supplies

        Cost of sales and medical supplies includes the cost of optical products such as eyeglass frames, optical lenses, contact lenses and surgical supplies, direct labor costs incurred in the preparation of optical lenses, and the per procedure fees paid by the Company related to operating the equipment used in laser vision correction procedures.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

        The Company accounts for stock-based compensation applying the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2009, 2008 and 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of the standard and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

Concentration of Credit Risk

        For the years ended December 31, 2009, 2008 and 2007, approximately 34%, 35% and 35%, respectively, of the Company's net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

Recent Accounting Pronouncements

  Recently Adopted Accounting Pronouncements:

        In June 2009, the Financial Accounting Standards Board (FASB) issued FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting." This standard represents the last numbered standard issued by the FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, 2009, FASB launched FASB's new Codification (i.e. the Accounting Standards Codification (ASC)). The Codification supersedes existing GAAP for nongovernmental entities. The Company has revised its financial statement disclosures in compliance with the new codification system effective with its third quarter ended September 30, 2009.

        Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470-20, "Debt with Conversion and other Options", formerly FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with other literature.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods' financial statements included herein have been adjusted.

        In accordance with the provisions of ASC 470-20, the Company determined that the fair value of its Convertible Notes (see Note 11) at issuance in 2007 was approximately $52,131, and designated the residual value of approximately $22,869 as the equity component. Additionally, the Company allocated approximately $1,825 of the $2,625 original Convertible Notes issuance cost as debt issuance cost and the remaining $800 as equity issuance cost.

        The balances of the liability and equity components as of each period presented are as follows:

	December 31, 2009	December 31, 2008
Convertible subordinated debt	$75,000	$75,000
Unamortized debt discount	(12,522)	(16,907)
Unamortized debt issuance costs	(909)	(1,274)

Liability component—net carrying amount	$61,569	$56,819

Equity component, net of tax	$13,462	$13,462

        The components of interest expense for 2009, 2008 and 2007 related to the Convertible Notes was recognized as follows:

	2009	2008	2007
Interest expense—coupon rate	$750	$750	$384
Pre-ASC 470-20 debt issuance cost amortization	525	525	268
Imputed interest expense per ASC 470-20	4,385	4,027	1,934
Debt issuance cost allocated to equity per ASC 470-20	(160)	(160)	(82)

Total interest expense on Convertible Notes	$5,500	$5,142	$2,504

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following tables detail the retrospective application impact on previously reported amounts:

	2008(1)	2008 (as adjusted)	2007(1)	2007 (as adjusted)
Interest expense	$4,271	$8,138	$4,948	$6,800
Income before income taxes	$31,667	$27,800	$25,813	$23,961
Net income	$25,957	$23,598	$9,661	$8,531
Net income (loss) attributable to NovaMed, Inc.	$9,577	$7,218	$(5,594)	$(6,724)
Diluted earnings (loss) per common share	$0.38	$0.29	$(0.22)	$(0.27)

	2008(1)	2008 (as adjusted)
Convertible subordinated debt, net of debt discount	$73,168	$56,819
Deferred income tax liabilities	$2,500	$8,876
Additional paid-in-capital	$97,763	$111,225
Accumulated deficit	$(7,673)	$(11,162)
Total NovaMed, Inc. stockholders' equity	$72,503	$82,476
Total stockholders' equity	$87,785	$97,758

(1)
Reflects previously reported amounts adjusted for the adoption of ASC 810 as described below.

        Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidation, formerly Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company applied the provisions of ASC 810 retrospectively. As a result, noncontrolling interests of $15,282 were reclassified from the mezzanine section to equity in the December 31, 2008 balance sheet. The adoption of ASC 810 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities. Such treatment is consistent with the view that under ASC 810 certain transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. As a result, distributions to noncontrolling interests of $16,374 and $15,032 have been reclassified to the financing section of the Company's consolidated statement of cash flows for 2008 and 2007, respectively. Certain reclassifications

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have been made to prior period amounts to conform to the presentation of the current period under ASC 810.

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

        Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 350, Goodwill and Other, formerly FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets which amended previous guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by the Company's intent and/or ability to renew or extend the agreement. The adoption of this new accounting standard did not have a material impact on the Company's consolidated financial statements.

        Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging, formerly SFAS No. 161, Disclosure About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The adoption of this new accounting standard did not have a material impact on the Company's consolidated financial statements.

        In June 2008, the FASB ratified guidance which provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The Company adopted this guidance on January 1, 2009 which did not have an impact on the Company's consolidated results of operations or financial condition.

        Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share, formerly FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share under the two-class method. The adoption of this new accounting standard did not have a material effect on the Company's consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, with the exception of a one-year deferral of implementation for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The significant categories of assets and liabilities included in the Company's deferred implementation of ASC 820, are non-financial assets and liabilities initially measured at fair value in a business combination and impairment assessments of long-lived assets, goodwill and intangible assets. The adoption of this new accounting standard did not have a material impact on the Company's consolidated financial statements.

        In May 2009, the Company adopted a new accounting standard included in ASC 855, Subsequent Events, formerly SFAS No. 165, Subsequent Events. This standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the quarter ended June 30, 2009. This standard did not impact the consolidated financial results. The Company assessed events subsequent to December 31, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

        Effective June 30, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures, formerly FASB Staff Position No. 157-4, "Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased. This accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard did not have a material impact on the Company's results of operations or financial condition.

        In August 2009, the FASB issued Accounting Standards Update ("ASU")No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which provides guidance on how to measure liabilities at fair value in circumstance in which a quoted price in an active market for the identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company has no liabilities that are governed by this update but will apply its provisions in the future as applicable.

        Effective June 30, 2009, the Company adopted a new accounting standard included in ASC 820, formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This standard did not have a material impact on the Company's results of operations or financial condition.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recently Issued Accounting Pronouncements:

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605),—Multiple-Deliverable Revenue Arrangements, which establishes a hierarchy for determining the selling price of a deliverable and provides guidance on determining a best estimate of selling price. ASU No. 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how these arrangements should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is assessing the potential impact of adoption of this standard.

        In October 2009, the FASB issued ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. The Company is assessing the potential impact of adoption of this standard.

3. EARNINGS PER COMMON SHARE (EPS)

        Basic EPS is calculated by dividing net income attributable to NovaMed, Inc. by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to NovaMed, Inc. by the weighted average number of common shares, including the dilutive effect of potential common share equivalents outstanding during the period. The dilutive effect of potential common share equivalents, consisting of outstanding stock options and restricted stock, is calculated using the treasury stock method.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

3. EARNINGS PER COMMON SHARE (EPS) (Continued)

        Earnings per common share is calculated as follows:

	Year Ended December 31,
	2009	2008	2007
	(shares in thousands)
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$7,511	$6,966	$4,802
Income (loss) from discontinued operations	—	252	(11,526)

Net income (loss) attributable to NovaMed, Inc.	$7,511	$7,218	$(6,724)

Basic weighted average number of common shares outstanding	22,679	24,295	24,117
Effect of dilutive securities—stock options and restricted stock	638	601	1,034

Diluted weighted average number of shares outstanding	23,317	24,896	25,151

Basic earnings (loss) per common share:
Continuing operations	$0.33	$0.29	$0.20
Discontinued operations	—	0.01	(0.48)

Basic earnings (loss) per share	$0.33	$0.30	$(0.28)

Diluted earnings (loss) per common share:
Continuing operations	$0.32	$0.28	$0.19
Discontinued operations	—	0.01	(0.46)

Diluted earnings (loss) per share	$0.32	$0.29	$(0.27)

        Stock options to purchase approximately 2,426,000 2,474,000 and 2,048,000 shares of common stock as of December 31, 2009, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The Company also excluded the potential shares underlying its Convertible Notes and related warrants because the Company's stock price was lower than the conversion price (See Note 11).

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

4. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

	Years ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Interest paid	$3,837	$3,188	$4,904
Income taxes paid	774	385	633
Income tax refunds received	—	126	—

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

        During 2009, 2008 and 2007, the Company received 39,063, 34,079 and 47,416 shares of its common stock from certain executives to fund $152, $103 and $153 of tax withholding, respectively, due on restricted stock granted to them, which vested during the year. These were recorded as treasury shares and certain of these shares are available for future issuance under the Company's stock incentive plans.

        In 2008 and 2007, the Company obtained medical equipment by entering into capital leases for $1,070 and $294, respectively.

5. ACQUISITIONS AND SALES OF NONCONTROLLING INTERESTS

        The Company accounts for acquisitions of majority equity interests in ASCs using the purchase method of accounting. The results of operations of the acquired ASC are included in the consolidated financial statements of the Company from the date of acquisition.

        The Company did not make any acquisitions during 2009. The Company acquired a majority interest in three ASCs in 2008. The Company also acquired a 100% interest in a call center and marketing solutions business in 2008. The Company acquired a majority interest in two ASCs in 2007. The Company also acquired a 100% interest in an optical products purchasing organization in 2007. Total cash acquisition cost in 2008 for these ASCs and call center and marketing solutions business was $49,427 of which the Company allocated $48,017 to goodwill and $1,191 to amortizable intangible assets. Total cash acquisition cost in 2007 for these ASCs and optical products purchasing organization was $39,600 of which the Company allocated $35,942 to goodwill and $2,860 to amortizable intangible assets. The goodwill is not amortized in accordance with ASC 350 and is expected to be fully deductible for tax purposes.

        On June 1, 2007, the Company acquired a 62.5% interest in the Surgery Center of Kalamazoo ("Kalamazoo"), a multi-specialty ASC located in Portage, Michigan, for $24,600, of which the Company allocated $24,662 to goodwill. In addition to the purchase price, the Company paid $86 of direct acquisition costs. The acquisition was funded from the Company's credit facility. The purchase price for the 62.5% ownership interest in Kalamazoo was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

5. ACQUISITIONS AND SALES OF NONCONTROLLING INTERESTS (Continued)

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

        The following unaudited pro forma results of operations assume that the business acquisitions in 2008 and 2007 occurred as of January 1, 2007. There were no business acquisitions during 2009. The unaudited pro forma results below are based on historical results of operations and do not necessarily reflect actual results that would have occurred:

	Year ended December 31,
Pro forma results	2008	2007
Net revenue	$159,854	$156,350
Operating income	44,391	43,899
Income from continuing operations attributable to NovaMed, Inc.	8,474	7,160
Net income (loss) attributable to NovaMed, Inc.	8,726	(4,366)
Earnings per common share from continuing operations attributable to NovaMed, Inc.:
Basic	0.35	0.30
Diluted	0.34	0.28
Earnings (loss) per common share attributable to NovaMed, Inc.:
Basic	0.36	(0.18)
Diluted	0.35	(0.17)

        The Company sold noncontrolling equity interests in two of its existing ASCs during 2009 and two of its existing ASCs during 2007 to various physicians. From the sale of noncontrolling interests, the Company received in the aggregate approximately $335 and $273 in cash proceeds in 2009 and 2007, respectively. One of the 2009 transactions above involved the simultaneous purchase and sale of noncontrolling equity interests that resulted in net cash proceeds of $45. During 2009, the Company purchased noncontrolling equity interests in three of its existing ASCs for $268.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008
Equipment	$25,504	$25,090
Information technology	3,857	3,698
Furniture and fixtures	1,437	1,375
Land and buildings	286	286
Leasehold improvements	15,987	15,703

	47,071	46,152
Less—Accumulated depreciation and amortization	(28,357)	(25,626)

	$18,714	$20,526

        Depreciation and amortization expense in 2009, 2008 and 2007 was $5,885, $4,311 and $3,635, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company accounts for intangible assets in accordance with ASC 350. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate.

        Goodwill balances by reportable segment are summarized in the table below:

	Unamortized Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance January 1, 2007	$113,364	$5,475	$941	$119,780	$48
Acquisitions	32,019	4,682	—	36,701	1,750
Purchase price adjustments	(154)	—	—	(154)	—
Impairments	(10,537)	—	—	(10,537)	—
Amortization	—	—	—	—	(30)

Balance December 31, 2007	134,692	10,157	941	145,790	1,768
Acquisitions	47,329	688	—	48,017	1,266
Purchase price adjustments	1,650	351	—	2,001	—
Amortization	—	—	—	—	(293)
Other	(135)	(1,110)	—	(1,245)	1,110

Balance December 31, 2008	183,536	10,086	941	194,563	3,851
Purchase price adjustments	(606)	—	—	(606)	—
Amortization	—	—	—	—	(352)

Balance December 31, 2009	$182,930	$10,086	$941	$193,957	$3,499

        Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2009 is $358, $322, $298, $278, $245 and $1,998.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

8. ACCRUED EXPENSES

        Accrued expenses consist of the following as of December 31, 2009 and 2008:

	2009	2008
Accrued payroll and related benefits	$1,377	$2,307
Accrued incentive compensation	2,048	1,355
Accrued interest	140	417
Deferred revenue	519	567
Deferred rent	615	509
Accrued professional fees	421	410
Accrued business taxes	239	331
ASC purchase price contingency	—	743
Other	129	67

	$5,488	$6,706

9. DISCONTINUED OPERATIONS

        As of January 1, 2002, the Company reports as discontinued operations certain entities that have been disposed of or are classified as held for sale. An entity held for sale that qualifies as a discontinued operation is measured at the lower of its carrying amount or fair value less cost to sell. A loss is recognized for any initial or subsequent write-down to fair value less cost to sell and is reported within discontinued operations. The results of operations of current and prior periods of an entity disposed of or classified as held for sale is reported in discontinued operations.

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

        The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2009	2008	2007
Net revenue	$—	$148	$2,456
Operating expense	—	290	3,289
Interest and other (income) expense, net	—	7	(331)

Loss from operations before income taxes	—	(149)	(502)
Income tax benefit	—	(58)	(196)

Net loss	$—	$(91)	$(306)

Gain (loss) on disposal of discontinued operations	$—	$343	$(11,042)
Income tax expense	—	—	178

Net gain (loss) on disposal of discontinued operations	$—	$343	$(11,220)

10. INCOME TAXES

        The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2006.

        In 2007, the Company recognized a liability for unrecognized tax benefits of approximately $416. No adjustment was made to the beginning retained earnings balance, as the ultimate deductibility of all these tax positions was judged to be highly certain but there is uncertainty about the timing of such deductibility. No interest or penalties have been accrued relative to these positions due to the Company having either a tax loss or having utilized a net operating loss carryforward to offset any taxable income in all subject years. Deferred tax assets have been recorded to recognize the future benefits of the positions reserved for in the liability. Because of the impact of deferred income tax accounting, the temporary differences would not affect the annual effective tax rate.

        Should the Company need to accrue interest or penalties on unrecognized tax positions, it would recognize the interest in interest expense and penalties in operating expenses.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Unrecognized tax benefits—Beginning Balance	$365	$435	$416
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—current period tax positions	—	—	99
Settlements	(45)	(70)	(80)
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits—Ending Balance	$320	$365	$435

        The income tax provision from continuing operations consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008 (1)	2007 (1)
Current
Federal	$(58)	$74	$—
State	411	366	323

	353	440	323

Deferred
Federal	3,566	3,625	(5,125)
State	420	209	335

Deferred tax provision (benefit)	3,986	3,834	(4,790)
Less: discontinued operations tax benefit	—	59	18

	3,986	3,893	(4,772)

Other
Tax benefit of convertible note hedge payment and stock-based compensation recorded as additional paid-in-capital	463	121	8,353

	$4,802	$4,454	$3,904

        A reconciliation of income tax expense from continuing operations and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2009	2008	2007
Tax expense attributable to NovaMed, Inc. at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes attributable to NovaMed, Inc., net	4.7	3.8	4.4
Valuation allowance	—	—	3.9
Other	0.3	1.2	1.5

Provision for income taxes attributable to NovaMed, Inc.	39.0%	39.0%	43.8%

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

10. INCOME TAXES (Continued)

        At December 31, 2009, the Company had federal net operating loss carryforwards of approximately $5,674 and $707 of federal alternative minimum tax credit carryforwards. The federal net operating loss carryforwards expire in 2026 and 2027 and the federal alternative minimum tax credits carry forward indefinitely. The Company also has capital loss carryforwards of approximately $11,521, net of a $11,121 valuation reserve, that expire starting in 2013. Due to the reporting requirements of ASC 718, the asset related to the net operating loss carryforward is not recorded on the Company's balance sheet because the loss was created by the tax benefits of stock option exercises and under the new accounting rules cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable.

        Deferred tax assets (liabilities) are comprised of the following at December 31, 2009 and 2008:

	2009	2008 (1)
Deferred tax assets
Discontinued operations and restructuring	$6,039	$6,039
Goodwill impairment charges	1,613	1,613
Capital loss carryforward	4,378	2,682
Loss on investment on nonconsolidated affiliate	396	396
Deferred revenue	197	215
Convertible note hedge payment	4,080	5,712
AMT credit	269	327
Discount on conversion of notes	83	107
Compensation expense related to stock options	2,454	1,946
Receivable and inventory reserves	387	420
Compensation expense	146	104
Other	442	545

	20,484	20,106
Valuation allowance	(10,079)	(8,383)

Total deferred tax assets	10,405	11,723
Deferred tax liabilities
Depreciation and amortization	(16,666)	(11,690)
Prepaid expenses	(403)	(379)
ASC 470-20 convertible debt discount amortization	(4,729)	(6,376)

Total deferred tax liabilities	(21,798)	(18,445)

Net deferred tax assets (liabilities)	$(11,393)	$(6,722)

(1)
Previously reported amounts adjusted for the adoption of ASC 470-20.

        The Company recorded a valuation allowance on a portion of the losses on the sale of discontinued operations which are capital in nature, and on a portion of the stock options not expected to be exercised.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES

        Long-term debt consists of the following as of December 31, 2009 and 2008:

	2009	2008
Credit facility	$40,200	$57,100
Capital lease obligations (see Note 12)	925	1,265
Notes payable	9,805	12,664
Less—Current maturities	(8,217)	(3,282)

Total long-term debt	$42,713	$67,747

Convertible subordinated debt, net of discount (1)	$61,569	$56,819

(1)
2008 reflects previously reported amounts adjusted for the adoption of ASC 470-20 as described in Note 2.

        Cash payments required on debt in the five years subsequent to December 31, 2009 and thereafter are reflected in the table below:

2010	$8,801
2011	39,493
2012	76,620
2013	1,144
2014	608
Thereafter	570

Total cash payments	$127,236
Less: interest on capital leases and notes payable	(1,306)
Less: unamortized convertible debt discount/remaining imputed interest	(13,431)

Total debt	$112,499

Credit Facility

        Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations. The $30,000 term loan facility requires quarterly repayments of $1,000 commencing December 31, 2009, increasing to $1,250 and $1,500 commencing December 31, 2010 and December 31, 2011, respectively. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions. At December 31, 2009, the Company had approximately $38,000 of potential borrowing availability under its revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to the Company's lender's published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

Company's ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company's credit agreement. The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment. Under the terms of the credit agreement, the Company was subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009 and will further decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter. The Company was also subject to a maximum senior leverage ratio of 2.50 times initially, which decreased to 2.25 times for the quarter ending December 31, 2010 and thereafter. The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement. The credit facility is collateralized by certain assets of the Company.

        At December 31, 2009, the Company had $11,200 of borrowings outstanding under its revolving credit facility and $29,000 of borrowings under its term loan facility with a weighted average interest rate of 4.8%, and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during 2009 and 2008 was 3.7% and 7.1%, respectively. In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the commitment.

        During 2006, the Company entered into two interest rate swap agreements related to its revolving credit facility. The interest rate swaps protected the Company against certain interest rate fluctuations of the LIBOR rate on $24,000 of the Company's variable rate debt under the credit facility. The date of the first interest rate swap was April 12, 2006 and it expired on April 19, 2009. This interest rate swap effectively fixed the Company's LIBOR rate on $12,000 of variable rate debt at a rate of 5.34%. The date of the second interest rate swap was June 28, 2006 and it expired on September 30, 2008. The Company has recognized the fair value of these interest rate swaps as a liability of approximately $127 at December 31, 2008 (both swaps expired prior to December 31, 2009).

        During 2008, the Company's Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 70% interest, entered into a $3,300 installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender's one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of December 31, 2009, there was $2,829 outstanding under this note.

        Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC ("New Albany ASC"), of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender's one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The New Albany ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $59 and $136 at December 31, 2009 and 2008, respectively. Annual principal payments of the note for the five years commencing with 2010 are $562, $606, $653, $458, and $0.

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

        The remaining long-term debt consists of various capital lease and note obligations with interest rate ranges from 2.3% to 8.6%, due through 2015.

        At December 31, 2009, the Company had outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $630 and $203 that expire on March 31, 2010 and September 30, 2010, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

Convertible Senior Subordinated Notes

        In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the Convertible Notes). Proceeds from the Convertible Notes were used to pay down $62,375 of outstanding indebtedness on the Company's revolving credit facility and to fund the $10,000 net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to the Company's senior debt and rank pari passu or senior to all of the Company's other subordinated indebtedness. The Convertible Notes are convertible into shares of the Company's common stock at an initial conversion price of $6.371 per share, or approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. At December 31, 2009, the Company had $61,569 in convertible subordinated debt outstanding, net of debt discount. As of December 31, 2009, the fair value of the $75,000 Convertible Notes was approximately $59,813, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). The Convertible Notes include a net-share settlement feature that requires the Company to settle conversion of the notes in cash up to the notes' principal amount and settle any excess of the Convertible Notes' conversion value above their principal amount by delivering shares of the Company's stock, cash, or a combination of cash and common stock, at the Company's option. The conversion value of the Convertible Notes is equal to the market price of the Company's common stock times the conversion rate of approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $6.371 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, the Company will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company is not required to include the underlying shares of common stock in the calculation of the Company's diluted weighted average shares outstanding for earnings per share until the Company's common stock price exceeds $6.371. Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash,

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

must separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods' financial statements included herein have been adjusted. In accordance with the provisions of ASC 470-20, the Company determined that the fair value of its Convertible Notes at issuance in 2007 was approximately $52,131, and the Company designated the residual value of approximately $22,869 as the equity component. Additionally, the Company allocated approximately $1,825 of the $2,625 original Convertible Notes issuance cost as debt issuance cost and the remaining $800 as equity issuance cost. The adoption of ASC 470-20 added approximately $4,225, $3,867 and $1,852 of non-cash interest expense to its 2009, 2008 and 2007 results of operations, respectively. This resulted in a reduction to net income of approximately $2,577 ($0.11 per diluted share), $2,359 ($0.10 per diluted share) and $1,130 ($0.04 per diluted share) in 2009, 2008 and 2007, respectively. The adoption of ASC 470-20 will add approximately $4,614 of non-cash interest expense to the Company's 2010 results of operations and will reduce net income by approximately $2,815 ($0.12 per diluted share). The adoption of ASC 470-20 does not have an impact on the Company's cash flows.

        The aggregate underwriting discount with respect to the issuance of the Convertible Notes was $2,625, of which $1,825 has been recorded as debt discount on the Company's consolidated balance sheet and is being amortized using the effective interest rate method over the term of the Convertible Notes.

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

        Holders may also surrender their Convertible Notes for conversion after December 15, 2011 at any time prior to the close of business on the business day immediately prior to the stated maturity date regardless of whether any of the foregoing conditions have been satisfied. Upon the satisfaction of any of the foregoing conditions as of the last day of a reporting period, or during the twelve months prior to the

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES (Continued)

stated maturity date, the Company would write off to expense all remaining unamortized debt issuance costs and discount in that period.

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

        Concurrent with the sale of the Convertible Notes, the Company entered into a convertible note hedge transaction with respect to the Company's common stock (the "purchased call option") with Deutsche Bank AG London (the "counterparty"), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 11,772,000 shares of the Company's common stock at a strike price of $6.371 per share. The cost of the call options totaled $24,000. The Company also sold warrants to the counterparty to purchase from the Company an aggregate of approximately 11,772,000 shares of the Company's common stock at an exercise price of $8.31 per share. The Company received proceeds from the sale of these warrants of $14,000. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $8.31 per share. The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments. On the date of settlement, if the market price per share of the Company's common stock is above $8.31 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $8.31 per share.

        The warrants have a strike price of $8.31 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

        In accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, the Company recorded the call options as a reduction and the warrants as an increase in additional paid in capital, and will not recognize subsequent changes in fair value of the call options and warrants in its consolidated financial statements. For income tax purposes, the Company has elected to apply the Integration Regulations under Treas. Reg. 1.275-6 to treat the Convertible Notes and the associated call options as synthetic debt instruments and is accordingly deducting the option premium paid for the call options as original issue discount over the five-year term. A deferred tax asset of $8,160 was initially recorded to reflect the future cash benefit of the deduction over the term of the Convertible Notes. Also, pursuant to Internal Revenue Code Section 1032, the Company will not recognize any gain or loss for tax purposes with respect to the exercise or lapse of the warrants.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

12. OPERATING AND CAPITAL LEASES (Continued)

        The Company did not enter into any new capital leases for medical and manufacturing equipment during 2009. The Company had seven and thirteen capital leases for medical equipment that existed as of December 31, 2009 and 2008, respectively. The net book value of assets under capital leases was $925 and $1,594 at December 31, 2009 and 2008, respectively. The annual interest rates on capital leases range from 5.3% to 8.6%.

        At December 31, 2009, minimum annual rental commitments are as follows:

	Operating Leases	Capital Leases
2010	$6,240	$321
2011	5,726	292
2012	5,008	164
2013	4,497	91
2014	3,675	91
2015 and thereafter	6,425	83

Minimum lease payments	31,571	1,042
Less: sublease receipts	(84)	—

Total minimum lease payments	$31,487	1,042

Less: amount representing interest		(117)

Total obligation under capital leases		$925

        Included in the table above are operating lease annual rent commitments with related parties for the five years commencing with 2010 of approximately $3,107, $2,767, $2,273, $2,118, $1,810 and $4,591 thereafter. Rent expense of continuing operations related to operating leases amounted to $8,895, $7,587 and $6,529 during 2009, 2008 and 2007, respectively.

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

Purchase Commitments

        The Company has entered into various Product Usage and Volume Lease Purchase agreements with some of its surgical suppliers, under which the Company is required to purchase a minimum quantity of products at a predetermined price. At December 31, 2009, the Company had remaining product purchase commitments of $165.

        Pursuant to the sale of a 29% interest in its Richmond, VA ASC to two physicians, the Company granted the physicians an option to sell back their interests to the Company for the original price paid at any time which is $319.

Employment Agreements

        The Company has employment agreements with certain of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

14. STOCKHOLDERS' EQUITY

Common Stock

        On July 23, 2008, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to $8,000 of the Company's common stock at prevailing market prices in the open market or in private transactions during the 12-month period ended July 31, 2009. During the six months ended December 31, 2008, the Company purchased 1,908,962 shares of the Company's common stock for $6,871 at an average price of $3.60 per share. During the first quarter of 2009, the Company purchased 361,300 shares of the Company's common stock for $1,126 at an average price of $3.12 per share which completed the repurchase program.

Other Comprehensive Income

        The Company reports other comprehensive income as a measure of changes in stockholders' equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company's interest rate swaps accounted for under the provisions of ASC 815. The Company entered into two interest rate swaps during the second quarter of 2006 and one of its 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006. The Company's share of the negative value of the interest rate swaps was $40 at December 31, 2009 and is recorded as accumulated other comprehensive loss in the accompanying consolidated balance sheet. The total comprehensive income attributable to NovaMed, Inc. for the years ended December 31, 2009 and 2008 was $7,689 and $7,450, respectively. The total comprehensive loss attributable to NovaMed, Inc. for the year ended December 31, 2007 was $6,920. See Note 11 for further discussion of the interest rate swaps.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

        The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage (up to 100%) of their compensation not to exceed IRS limits. During 2009, the Savings Plan provided for the Company to match 50% of the employee's contributions on the first 4% of salary contributed by each employee. The Company's matching contributions approximated $369, $298 and $307 for 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

        The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee's purchase may not exceed $20 in any offering period or $25 in any calendar year. Under this plan 50,891 shares, 35,570 shares and 36,771 shares were purchased during 2009, 2008 and 2007, respectively. Under the provisions of ASC 718, the Company recognized compensation expense of $27, $30 and $46 during 2009, 2008 and 2007, respectively. At December 31, 2009, 165,471 shares were reserved for future issuance.

Stock Plans

        The Company is authorized to issue up to 11,101,800 shares of its common stock, par value $.01 per share, under various stock plans. Of this amount, 1,197,700 shares remain available for issuance as of December 31, 2009. Authorized options for common stock under the various plans generally become exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. The option period for common stock options is generally 10 years from the date each option is granted. All current outstanding options are nonqualified stock options.

        The Company accounts for stock-based compensation applying the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2009, 2008 and 2007 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of the standard and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company calculated its available APIC pool of net excess benefits using the transition method as defined in ASC 718. During 2009, the Company granted options to purchase 646,364 shares with a weighted average exercise price of $2.76 per share. Stock compensation expense of $1,338, $1,601 and $1,955 was recognized on existing stock options during the twelve months ended December 31, 2009, 2008 and 2007, respectively.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during 2009, 2008 and 2007.

	2009	2008	2007
Weighted average fair value of options at the date of grant	$1.29	$1.60	$3.74
Expected option life in years	6	6	6
Risk-free interest rate	3.53%	3.06%	4.76%
Dividend yield	—	—	—
Expected volatility	43.26%	44.44%	47.92%

        The expected option life used for 2009, 2008 and 2007 grants was based on historical stock option exercise activity. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility is based on the historical volatility of the Company's stock price.

        A summary of stock option activity for the three years ended December 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2007	4,604,068	$4.15	6.0
Options granted	662,500	$7.18
Options exercised with total intrinsic value of $1,476	(761,332)	$2.31
Options terminated	(296,412)	$7.47

Outstanding at December 31, 2007	4,208,824	$4.71	5.9
Options granted	10,000	$3.42
Options exercised with total intrinsic value of $558	(304,000)	$1.62
Options terminated	(330,352)	$7.33

Outstanding at December 31, 2008	3,584,472	$4.72	5.1
Options granted	646,364	$2.76
Options exercised with total intrinsic value of $569	(218,095)	$1.38
Options terminated	(134,291)	$7.43

Outstanding at December 31, 2009 with aggregate intrinsic value of $3,493	3,878,450	$4.49	5.2

Exercisable at December 31, 2009 with aggregate intrinsic value of $2,891	3,134,436	$4.59	4.4

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

15. EMPLOYEE BENEFIT PLANS (Continued)

        During the years ended December 31, 2009, 2008 and 2007, cash received from stock options exercised was $302, $494 and $1,134, respectively. Tax benefits recognized as a result of these stock options exercised in 2009, 2008 and 2007 were $527, $1,666 and $940, respectively.

        At December 31, 2009, there was $1,473 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of approximately 1.9 years.

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

        The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company's common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 318,183 restricted shares at a market value of $2.75 per share from its 2005 Stock Incentive Plan to various executives on February 18, 2009. The Company granted 75,000 restricted shares at a market value of $7.35 per share from its 2005 Stock Incentive Plan to various executives on February 21, 2007. As of December 31, 2009, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $829, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company recognized compensation expense of $701, $588 and $600 on existing restricted stock awards during the years ended December 31, 2009, 2008 and 2007, respectively.

        The following is a summary of nonvested restricted share activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	226,769	$6.56
Granted	74,999	$7.35
Vested	(87,448)	$6.67
Forfeited	(17,187)	$7.18

Nonvested at December 31, 2007	197,133	$6.76
Granted	—	$—
Vested	(88,227)	$6.69
Forfeited	(7,398)	$7.11

Nonvested at December 31, 2008	101,508	$6.80
Granted	318,183	$2.75
Vested	(139,451)	$5.00
Forfeited	—	$—

Nonvested at December 31, 2009	280,240	$3.10

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share data)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        On January 1, 2008, the Company adopted the provisions included in ASC 820 which establishes a framework for reporting fair value and expands disclosures required for fair value measurements for measuring the fair value of its financial assets and liabilities. Although the adoption of ASC 820 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

        As of December 31, 2009 and 2008, the Company had interest rate swap agreements that are required to be measured at fair value on a recurring basis. The Company's interest rate swap agreements attributable to NovaMed, Inc. had a fair value of $40 and $218 based on Level 2 inputs as of December 31, 2009 and 2008, respectively.

17. OPERATING SEGMENTS

        The Company manages its business segments by types of service provided. The Company's reportable segments are as follows:

        Surgical facilities.    Surgical facilities reportable segment aggregates the results of operations from owning and/or operating ASCs and fixed site laser services agreements. Earnings before taxes in 2007 includes $79 of gains from the sale of noncontrolling interests in the Company's ASCs.

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

	Surgical Facilities	Product Sales	Other	Corporate	Total
2009
Net revenue	$131,192	$17,151	$8,101	$—	$156,444
Earnings (loss) before taxes	36,889	2,488	819	(10,166)	30,030
Depreciation and amortization	4,727	731	118	309	5,885
Interest income	3	—	—	1	4
Interest expense	695	26	—	8,057	8,778
Capital expenditures	2,599	456	21	622	3,698
Accounts receivable	11,773	6,837	484	83	19,177
Identifiable assets	213,318	22,727	2,094	9,828	247,967

2008
Net revenue	$116,447	$17,428	$7,345	$—	$141,220
Earnings (loss) before taxes(a)	34,133	4,649	618	(11,600)	27,800
Depreciation and amortization	3,389	531	123	268	4,311
Interest income	40	—	—	28	68
Interest expense(a)	512	5	—	7,621	8,138
Capital expenditures	4,491	266	54	85	4,896
Accounts receivable	12,584	7,263	435	47	20,329
Identifiable assets	216,606	23,562	2,139	9,114	251,421

2007
Net revenue	$105,752	$15,334	$7,509	$26	$128,621
Earnings (loss) before taxes(a)	30,741	3,966	807	(11,553)	23,961
Depreciation and amortization	3,017	232	137	249	3,635
Interest income	98	—	—	97	195
Interest expense(a)	378	—	—	6,422	6,800
Capital expenditures	1,529	246	123	563	2,461
Accounts receivable	11,864	6,720	628	86	19,298
Identifiable assets	160,387	20,149	2,394	12,774	195,704

Notes:

(a)
On January 1, 2009, we adopted ASC 470-20 and ASC 810. As required by ASC 470-20 and ASC 810, prior period results have been recast to conform with the new pronouncements.

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

facility costs amounted to approximately $3,573, $3,407 and $2,620 during 2009, 2008 and 2007, respectively. The Company's minimum annual rental commitments include total commitments of $16,666 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2010 are $3,107, $2,767, $2,273, $2,118, $1,810 and $4,591 thereafter. (See Note 12).

Notes Receivable

        The Company holds a note receivable of $1,190, less reserves of $744, from physicians affiliated with the Company. This note represents a $1,190 non-interest bearing tax loan issued in connection with the IPO.

Other

        The Company received professional services from firms that employed a director of the Company. Total payments for services received during 2009, 2008 and 2007 were approximately $122, $161 and $633, respectively.

19. QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial data for 2009 and 2008 is as follows:

	Quarter
2009	First	Second	Third	Fourth
Net revenue	$38,294	$39,572	$38,768	$39,810
Operating income	9,333	10,096	9,486	9,904
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	1,729	2,122	1,862	1,798
Income from discontinued operations	—	—	—	—

Net income attributable to NovaMed, Inc	1,729	2,122	1,862	1,798
Basic earnings per share	0.08	0.09	0.08	0.08
Diluted earnings per share	0.08	0.09	0.08	0.08

	Quarter
2008	First	Second	Third	Fourth
Net revenue	$33,813	$35,180	$36,050	$36,177
Operating income	8,288	9,187	9,185	9,223
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	1,574	1,806	1,798	1,788
Income (loss) from discontinued operations	43	(37)	246	—

Net income attributable to NovaMed, Inc	1,617	1,769	2,044	1,788
Basic earnings per share	0.06	0.07	0.08	0.08
Diluted earnings per share	0.06	0.07	0.08	0.07

 Schedule II

NOVAMED, INC. AND SUBSIDIARIES
RULE 12-09 VALUATION RESERVES
(Dollars in thousands)

Allowance for contractual adjustments and bad debts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2007	$24,169	211,401	(207,872)	$27,698

2008	$27,698	296,829	(280,743)	$43,784

2009	$43,784	388,449	(405,636)	$26,597

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.
By:	/s/ THOMAS S. HALL Thomas S. Hall President, Chief Executive Officer and Chairman of the Board

Date: March 16, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ THOMAS S. HALL Thomas S. Hall	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and a Director	March 16, 2010
/s/ SCOTT T. MACOMBER Scott T. Macomber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2010
/s/ JOHN P. HART John P. Hart	Vice President, Corporate Controller (Principal Accounting Officer)	March 16, 2010
/s/ ROBERT J. KELLY Robert J. Kelly	Lead Director and a Director	March 16, 2010
/s/ R. JUDD JESSUP R. Judd Jessup	Director	March 16, 2010
/s/ SCOTT H. KIRK, M.D. Scott H. Kirk, M.D.	Director	March 16, 2010
/s/ STEVEN V. NAPOLITANO Steven V. Napolitano	Director	March 16, 2010
/s/ C.A. LANCE PICCOLO C.A. Lance Piccolo	Director	March 16, 2010

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Reserved
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