Form 10-Q
period 2010-03-31
NOVAMED INC
filed 2010-05-10
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER: 0-26625

NOVAMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4116193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker, Suite 1010, Chicago, IL 60606

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

As of May 3, 2010, there were outstanding 23,873,894 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,865 and $2,562 of restricted cash, respectively	$5,195	$3,884
Accounts receivable, net of allowances of $21,010 and $26,597, respectively	20,333	19,177
Notes and amounts due from related parties	473	473
Inventory	2,518	2,479
Prepaid expenses and deposits	1,481	1,662
Current tax assets	2,986	2,725
Total current assets	32,986	30,400
Property and equipment, net	17,643	18,714
Goodwill	193,957	193,957
Other intangible assets, net	3,414	3,499
Other assets, net	1,221	1,397
Total assets	$249,221	$247,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,664	$9,549
Accrued expenses	5,091	5,488
Current maturities of long-term debt	7,608	8,217
Total current liabilities	24,363	23,254
Long-term debt, net of current maturities	39,576	42,713
Convertible subordinated debt, net of unamortized debt discount of $12,199 and $13,431, respectively	62,801	61,569
Other long-term liabilities	286	301
Deferred income tax liabilities	15,374	14,118
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Series E Junior Participating Preferred Stock, $0.01 par value, 1,912,000 shares authorized, none outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 81,761,465 shares authorized, 30,887,214 and 30,333,518 shares issued at March 31, 2010 and December 31, 2009, respectively	299	299
Additional paid-in-capital	113,606	113,362
Accumulated deficit	(2,314)	(3,650)
Accumulated other comprehensive loss	(30)	(40)
Treasury stock, at cost, 7,193,737 and 7,186,243 shares at March 31, 2010 and December 31, 2009, respectively	(18,972)	(18,943)
Total NovaMed, Inc. stockholders’ equity	92,589	91,028
Noncontrolling interests	14,232	14,984
Total stockholders’ equity	106,821	106,012
Total liabilities and stockholders’ equity	$249,221	$247,967

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2010	2009
Net revenue:
Surgical facilities	$30,553	$31,891
Product sales and other	6,502	6,403
Total net revenue	37,055	38,294

Operating expenses:
Salaries, wages and benefits	11,844	12,018
Cost of sales and medical supplies	8,602	8,574
Selling, general and administrative	7,095	6,944
Depreciation and amortization	1,398	1,425
Total operating expenses	28,939	28,961

Operating income	8,116	9,333

Interest (income) expense, net	2,279	2,184
Other (income) expense, net	20	12
Income before income taxes	5,817	7,137
Income tax provision	872	1,106
Income from continuing operations	4,945	6,031
Income from discontinued operations	—	—
Net income	4,945	6,031

Net income attributable to noncontrolling interests	3,609	4,302

Net income attributable to NovaMed, Inc.	$1,336	$1,729

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$1,336	$1,729
Income from discontinued operations	—	—
Net income attributable to NovaMed, Inc.	$1,336	$1,729

Basic earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.06	$0.08
Income from discontinued operations	—	—
Net income	$0.06	$0.08

Diluted earnings per common share attributable to NovaMed, Inc.:
Income from continuing operations	$0.06	$0.08
Income from discontinued operations	—	—
Net income	$0.06	$0.08

Weighted average common shares outstanding	22,885	22,560
Dilutive effect of stock options and restricted stock	617	464
Diluted weighted average common shares outstanding	23,502	23,024

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2009	$299	$113,362	$(3,650)	$(40)	$(18,943)	$91,028	$14,984

Net income	—	—	1,336	—	—	1,336	3,609
Unrealized gain on interest rate swaps	—	—	—	10	—	10	5
Total comprehensive income						1,346	3,614
Shares issued - employee stock purchase plan	—	47	—	—	—	47	—
Stock options exercised, net	—	(49)	—	—	—	(49)	—
Restricted stock activity	—	—	—	—	(29)	(29)	—
Stock-based compensation expense	—	425	—	—	—	425	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,328)
Other noncontrolling interests activity	—	(179)	—	—	—	(179)	(38)

Balance, March 31, 2010	$299	$113,606	$(2,314)	$(30)	$(18,972)	$92,589	$14,232

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,945	$6,031
Adjustments to reconcile net income to net cash provided by operations—
Depreciation and amortization	1,398	1,425
Deferred income taxes	869	982
Stock-based compensation expense	425	534
Amortization of subordinated debt fees	161	160
Non-cash subordinated debt interest	1,101	1,008
Changes in operating assets and liabilities, net of effects of purchase transactions—
Accounts receivable	(1,156)	(1,525)
Inventory	(39)	(56)
Other current assets	158	300
Accounts payable and accrued expenses	1,624	(6)
Other noncurrent assets	237	66
Net cash provided by operating activities	9,723	8,919

Cash flows from investing activities:
Payments for acquisitions, net	—	(12)
Proceeds from sale of noncontrolling interests	—	290
Purchases of property and equipment	(234)	(1,484)
Other	(61)	5
Net cash used in investing activities	(295)	(1,201)

Cash flows from financing activities:
Borrowings under revolving line of credit	12,200	15,400
Payments under revolving line of credit	(14,400)	(15,900)
Distributions to noncontrolling interests	(4,328)	(4,693)
Repurchase of common stock	—	(1,126)
Proceeds from the issuance of common stock	57	32
Payments of other debt, debt issuance fees and capital lease obligations	(1,646)	(826)
Net cash used in financing activities	(8,117)	(7,113)

Net increase in cash and cash equivalents	1,311	605
Cash and cash equivalents, beginning of period	3,884	4,875
Cash and cash equivalents, end of period	$5,195	$5,480

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Dollars in thousands, except per share data; unaudited)

1.               GENERAL

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009, filed by NovaMed, Inc. (the “Company”) with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Recently Adopted Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements.  The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010.  The adoption of this standard did not impact the Company’s consolidated financial statements.

2.               STATEMENT OF CASH FLOWS - SUPPLEMENTAL

Supplemental cash information:

	Three months ended March 31,
	2010	2009
Interest paid	$680	$865
Income taxes paid	97	156

Non cash investing and financing activities:

During the first three months of 2010, the Company obtained equipment by entering into capital leases for $100.

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

Balances as of:

	March 31, 2010	December 31, 2009
Surgical supplies	$1,801	$1,782
Optical products	673	645
Other	44	52
Total inventory	$2,518	$2,479

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Dollars in thousands, except per share data; unaudited)

4.               GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2009	$182,930	$10,086	$941	$193,957	$3,499
Acquisitions	—	—	—	—	—
Other	—	—	—	—	—
Amortization	—	—	—	—	(85)
Balance March 31, 2010	$182,930	$10,086	$941	$193,957	$3,414

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first three months of 2010 and 2009, the Company did not make any acquisitions.

6.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At March 31, 2010, the Company had $62,801 in convertible subordinated debt outstanding, net of unamortized debt discount.  As of March 31, 2010, the fair value of the $75,000 Convertible Notes was approximately $63,398, based on the level 2 valuation hierarchy under ASC 820.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2010.

Credit Facility

Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility.  The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012.  The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations.  The $30,000 term loan facility requires quarterly repayments of $1,000 commencing December 31, 2009, increasing to $1,250 and $1,500 commencing December 31, 2010 and December 31, 2011, respectively.  The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions.  At March 31, 2010, the Company had approximately $39,200 of potential borrowing availability under its revolving credit facility.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit agreement.  The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment.  Under the terms of the credit agreement, the Company was subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009, and will further decrease to 4.25 times for the quarter

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Dollars in thousands, except per share data; unaudited)

ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter.  The Company is also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter.  The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement.  The credit facility is collateralized by certain assets of the Company.

At March 31, 2010, the Company had $10,000 of borrowings outstanding under its revolving credit facility and $28,000 of borrowings outstanding under its term loan facility with a weighted average interest rate of 4.8% and was in compliance with all of its credit agreement covenants.  The weighted average interest rate on credit line borrowings during the three months ended March 31, 2010 was 4.9%.  In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

During 2008, the Company’s Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 70% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of March 31, 2010, there was $2,711 outstanding under this note.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  As of March 31, 2010, there was $2,142 outstanding under this note.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $45 at March 31, 2010.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $630 expired on March 31, 2010 and one letter of credit in the amount of $203 expires on September 30, 2010.  On April 1, 2010, the letter of credit that expired on March 31, 2010 was renewed for the same amount and has an expiration date of Mach 31, 2011.  The outstanding letters of credit reduce the amount available under the credit facility.

7.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under ASC 815, Derivatives and Hedging.  One of the Company’s 67.5% owned subsidiaries entered into an interest rate swap during the third quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $30 at March 31, 2010 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swap.  The total comprehensive income attributable to NovaMed, Inc. for the three months ended March 31, 2010 and 2009 was $1,346 and $1,842, respectively.

8.               STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying the provisions of ASC 718, Compensation-Stock Compensation.  ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three months of 2010 and 2009 includes the portion vesting during the period for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

The Company is authorized to issue shares of its common stock, par value $.01 per share, under various stock plans.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors.  Restricted stock awards vest over a four-year period with 1/8th of the total award vesting six months from the date of grant and 1/16th of the total award vesting every three months thereafter.  The fair value of

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Dollars in thousands, except per share data; unaudited)

restricted stock is determined based on the closing market value of the Company’s common stock on the day prior to the grant.

Options are granted at market value on the date of the grant.  Options become exercisable over a four-year period with 1/8th  of the total options granted becoming exercisable six months from the date of the grant and 1/48th of the total options granted becoming exercisable each month thereafter.  Options generally have a term of ten years from the date of grant.  During the first three months of 2010, the Company did not grant any options.

Other information pertaining to share-based activity during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
Shared-based compensation expense	$419	$527
Fair value of shares vested	361	495
Cash received from option exercises	38	—
Tax benefit from option exercises	25	—

The following is a summary of non-vested restricted share activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2009	280,240	$3.10
Granted	511,741	$3.82
Vested	(25,511)	$3.72
Canceled	—	$—
Nonvested at March 31, 2010	766,470	$3.56

At March 31, 2010, there was $2,631 of total unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted average period of 3.5 years.

A summary of stock option activity within the Company’s stock-based compensation plans for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	3,878,450	$4.49	5.2
Granted	—	$—
Exercised	(25,416)	$1.50
Terminated	(82,044)	$11.69

Outstanding at March 31, 2010	3,770,990	$4.35	5.0	$2,520

Exercisable at March 31, 2010	3,126,612	$4.45	4.3	$2,218

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Dollars in thousands, except per share data; unaudited)

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first three months of 2010 was $65.  At March 31, 2010, there was $1,201 of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted average period of 1.9 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Expected option life in years	—	6
Risk-free interest rate	—	3.53%
Dividend yield	—	—
Expected volatility	—	43.3%
Weighted average fair value at grant date	—	$1.29

The expected option life used for 2009 grants was based on historical stock option exercise activity.  The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term.  The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options.  The expected volatility in 2009 was based on the historical volatility of the Company’s stock.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Under this plan 16,539 and 26,455 shares were purchased during the three months ended March 31, 2010 and 2009, respectively.  Under the provisions of ASC 718, the Company recognized compensation expense of $6 and $7 during the first three months of 2010 and 2009, respectively.  At March 31, 2010, 148,932 shares were reserved for future issuance under the ESPP.

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

As of March 31, 2010 the Company had an interest rate swap agreement that is required to be measured at fair value on a recurring basis.  The Company’s interest rate swap agreement attributable to NovaMed, Inc. had a fair value of $30 based on Level 2 inputs and is recorded as a liability as of March 31, 2010.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Dollars in thousands, except per share data; unaudited)

10.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2010 and 2009:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2010
Net revenue	$30,553	$4,553	$1,949	$—	$37,055
Earnings (loss) before taxes	7,587	794	273	(2,837)	5,817
Depreciation and amortization	1,105	187	30	76	1,398
Interest income	1	—	—	—	1
Interest expense	145	6	—	2,129	2,280
Capital expenditures	133	14	63	24	234
Accounts receivable	11,104	8,594	571	64	20,333
Identifiable assets	211,659	24,371	2,187	11,004	249,221

Three months ended March 31, 2009
Net revenue	$31,891	$4,395	$2,008	$—	$38,294
Earnings (loss) before taxes	8,776	724	177	(2,540)	7,137
Depreciation and amortization	1,162	171	29	63	1,425
Interest income	1	—	—	—	1
Interest expense	195	7	—	1,983	2,185
Capital expenditures	1,157	61	—	266	1,484
Accounts receivable	13,062	8,886	632	100	22,680
Identifiable assets	216,559	25,063	2,289	9,978	253,889

11.         SUBSEQUENT EVENTS

Effective May 1, 2010, the Company sold 2% of its equity interest in the Surgery Center of Kalamazoo, LLC to a local hospital.  In addition, the hospital purchased a 3% equity interest from the physician-partners of the ASC.  The Company owns a 60.5% equity interest in this ASC following the transaction.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 19 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of March 31, 2010, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses.  In addition, we provide management services to two eye care practices.

Uncertainties in 2010

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

•                  Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At March 31, 2010, intangible assets represented approximately 79% of total assets and 213% of NovaMed, Inc. stockholders’ equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the assets of each of our reporting units may exceed fair value, in which case an impairment charge to earnings may become necessary. During 2009, our estimate of the fair value of the assets of some of our reporting units declined. This was due to a combination of operating performance as well as a decline in market multiples. While it was not necessary to record an impairment charge in 2009, a further decline in operating performance and/or market multiples could negatively impact the fair value of our intangible assets. This could lead us to determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial non-cash charge to earnings, and cause us to be in default under one or more covenants in our credit facility.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended March 31,
	2010	2009
Net Revenue:
Surgical facilities	82.5%	83.3%
Product sales and other	17.5	16.7
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	32.0	31.4
Cost of sales and medical supplies	23.2	22.4
Selling, general and administrative	19.1	18.1
Depreciation and amortization	3.8	3.7
Total operating expenses	78.1	75.6

Operating income	21.9	24.4

Interest expense (income), net	6.2	5.7
Other (income) expense, net	—	—
Income before income taxes	15.7	18.7
Income tax provision	2.4	2.9
Income from continuing operations	13.3	15.8
Income from discontinued operations	—	—
Net income	13.3	15.8

Net income attributable to noncontrolling interests	9.7	11.2

Net income attributable to NovaMed, Inc.	3.6%	4.6%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Revenue

Consolidated.  Total net revenue decreased 3.2% from $38.3 million to $37.1 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first quarter of 2010 and 2009.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates.  Net surgical facilities revenue decreased 4.2% from $31.9 million to $30.6 million.  The decrease in net revenue was primarily the result of a 6.0% decrease in the number of procedures performed offset by a 1.9% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Three Months Ended March 31,		Increase
Dollars in thousands	2010	2009	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$30,553	$31,891	$(1,338)
# of procedures	36,604	38,944	(2,340)

New ASCs:
Net revenue	$—	$—	$—
# of procedures	—	—	—

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first quarter of 2010 increased 1.5% from $6.4 million to $6.5 million.  Net revenue at our optical products and services business decreased by $0.1 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services businesses increased by $0.1 million primarily due to new product and service offerings sold during the first quarter of 2010.  Net revenue at our optical laboratory business increased by $0.1 million due to an increase in existing customer orders.

	Three Months Ended March 31,		Increase
Dollars in thousands	2010	2009	(Decrease)

Product Sales:
Optical laboratories	$1,483	$1,367	$116
Optical products purchasing organization	1,304	1,390	(86)
Marketing products and services	1,265	1,150	115
Optometric practice/retail store	501	488	13
	4,553	4,395	158
Other:
Ophthalmology practice	1,949	2,008	(59)

Total Net Product Sales and Other Revenue	$6,502	$6,403	$99

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased 1.5% from $12.0 million to $11.8 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 31.4% to 32.0%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment for the first quarter of 2010 was flat compared to the first quarter in 2009.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased 3.3% from $2.7 million to $2.6 million primarily due to lower compensation costs at our ophthalmology practice.

Corporate.  Salaries, wages and benefits expense decreased 6.5% from $2.2 million to $2.0 million.  The decrease was primarily due to lower stock compensation expense.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense for the first quarter of 2010 was flat compared to the first quarter in 2009.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.4% to 23.2%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment for the first quarter of 2010 was flat compared to the first quarter in 2009.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.4% to 23.4%.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments for the first quarter of 2010 was flat compared to the first quarter of 2009.

Selling, General and Administrative

Consolidated. Selling, general and administrative expense increased 2.2% from $6.9 million to $7.1 million. As a percentage of net revenue, selling, general and administrative expense increased from 18.1% to 19.1%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment for the first quarter of 2010 was flat compared to the first quarter of 2009.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments for the first quarter was flat compared to the first quarter of 2009.

Corporate.  Corporate selling, general and administrative expense increased by 2.2% from $1.3 million to $1.4 million due to a decrease in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization. Depreciation and amortization expense for the first quarter of 2010 was flat compared to the first quarter of 2009.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.1 million.  On January 1, 2009, we adopted a new accounting standard included in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. As a result of the adoption of the new accounting standard, we recorded non-cash interest expense during the first quarter of 2010 and 2009 of $1.1 million and $1.0 million, respectively.

Provision for Income Taxes. Our effective tax rate increased by 0.5% from 39.0% to 39.5% due to changes in various state income taxes.  Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $3.6 million in the first quarter of 2010 as compared to $4.3 million in 2009.

Liquidity and Capital Resources

Operating activities during the first three months of 2010 generated $9.7 million in cash flow compared to $8.9 million in the comparable 2009 period.  Cash flow from operating activities decreased by $1.2 million due to lower net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, deferred income taxes, and non-cash subordinated debt interest.  This decrease was offset by a $2.0 million increase in the contribution from changes in operating assets and liabilities.  Changes in accounts receivable resulted in additional cash flow of $0.4 million during the first three months of 2010 as compared to 2009 due to improvements in the collection of accounts receivable.  Changes in accounts payable and accrued expenses resulted in additional cash flow of $1.6 million during the first three months of 2010 as compared to 2009 primarily due the timing of vendor payments.

Cash flows used in investing activities were $0.3 million during the first three months of 2010 compared to $1.2 million during the first three months of 2009.  Investing activities during the first three months of 2010 included the purchase of property and equipment for $0.2 million and the redemption of noncontrolling interests for $0.1 million in one of our ASCs.  Investing activities during the first three months of 2009 included the purchase of property and equipment for $1.5 million and proceeds of $0.3 million relating to the sale of noncontrolling interests in one of our ASCs.

Cash flows used in financing activities were $8.1 million during the first three months of 2010 compared to $7.1 million during the first three months of 2009.  Cash flows used in financing activities during the first three months of 2010 included net payments of $2.2 million under our credit facility, distributions to noncontrolling interests of $4.3 million, $1.6 million of capital lease and other debt obligation payments and proceeds of $0.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan.  Cash flows used in financing activities during the first three months of 2009 included net payments of $0.5 million under our credit facility, distributions to noncontrolling interests of $4.7 million, payments of $1.1 million relating to the repurchase of our common stock and $0.8 million of capital lease and other debt obligation payments.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $6.371 per share, or approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. At March 31, 2010, we had $62.8 million in convertible subordinated debt outstanding, net of debt discount. As of March 31, 2010, the fair value of the $75.0 million Convertible Notes was approximately $63.4 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted. In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. The adoption of ASC 470-20 added approximately $1.1 million and $1.0 million of non-cash interest expense to our first three months of 2010 and 2009 results of operations, respectively. This resulted in a reduction to net income of approximately $0.7 million ($0.03 per diluted share) and $0.6 million ($0.03 per diluted share) in the first three months of 2010 and 2009, respectively. The adoption of ASC 470-20 does not have an impact on our cash flows.

The Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. The conversion value of the Convertible Notes is equal to the market price of our common stock multiplied by the conversion rate of approximately 156.9612 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $6.371 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $6.371. For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 16, 2010.

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

Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations. The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, increasing to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively. The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions. At March 31, 2010, we had approximately $39.2 million of potential borrowing availability under our revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement. The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment. Under the terms of the credit agreement, we were subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009 and will decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter. We are also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

At March 31, 2010, we had $10.0 million of borrowings outstanding under our revolving credit facility and $28.0 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 4.8% and were in compliance with all of our covenants. The weighted average interest rate on credit line borrowings during the first three months of 2010 was 4.9%. In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. As of March 31, 2010, there was $2.1 million outstanding under this note.  The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

As of March 31, 2010, we had cash and cash equivalents of $5.2 million of which $1.9 million was restricted pursuant to agreements with six of our ASCs. As of March 31, 2010, we had working capital of $8.6 million.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of our acquisition and expansion activities, capital requirements associated with our businesses, and the future cost of equipment.

During 2008, our Orlando (formerly Altamonte Springs), Florida ASC, of which we own a 70% interest, entered into a $3.3 million installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of March 31, 2010, there was $2.7 million outstanding under this note.

Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest which is $0.3 million.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements.  We adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010.  The adoption of this standard did not impact our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2009 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.            Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

01/01/2010 – 01/31/2010	—	$—	None	None
02/01/2010 – 02/28/2010	6,893	$3.93	None	None
03/01/2010 – 03/31/2010	601	$3.73	None	None

(1)          Represents an aggregate of 7,494 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

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

NOVAMED, INC.

/s/ Scott T. Macomber	May 10, 2010
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	May 10, 2010
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)