Form 10-Q
period 2010-06-30
NOVAMED INC
filed 2010-08-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER: 0-26625

NOVAMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4116193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Wacker, Suite 1010, Chicago, Illinois 60606

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

As of August 3, 2010, there were outstanding 7,958,170 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)	(adjusted, Note 1)
ASSETS
Current assets:
Cash and cash equivalents, including $1,988 and $2,562 of restricted cash, respectively	$4,449	$3,884
Accounts receivable, net of allowances of $20,260 and $26,421, respectively	20,081	18,673
Notes and amounts due from related parties	474	473
Inventory	2,558	2,479
Prepaid expenses and deposits	1,529	1,644
Current tax assets	2,991	2,725
Current assets of discontinued operations	—	522
Total current assets	32,082	30,400
Property and equipment, net	16,418	18,140
Goodwill	193,268	193,268
Other intangible assets, net	2,334	2,465
Other assets, net	1,072	1,397
Noncurrent assets of discontinued operations	—	2,297
Total assets	$245,174	$247,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,770	$9,488
Accrued expenses	5,015	5,110
Current maturities of long-term debt	8,043	8,217
Current liabilities of discontinued operations	146	439
Total current liabilities	23,974	23,254
Long-term debt, net of current maturities	32,373	42,713
Convertible subordinated debt, net of unamortized debt discount of $10,931 and $13,431 respectively	64,069	61,569
Other long-term liabilities	271	301
Deferred income taxes	15,574	14,118
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Series E Junior Participating Preferred Stock	—	—
Common stock, $0.01 par value, 27,253,000 shares authorized, 10,358,196 and 10,111,172 shares issued at June 30, 2010 and December 31, 2009, respectively *	100	100
Additional paid-in-capital	115,279	113,561
Accumulated deficit	(2,240)	(3,650)
Accumulated other comprehensive loss	(20)	(40)
Treasury stock, at cost, 2,400,026 and 2,395,414 shares at June 30, 2010 and December 31, 2009, respectively *	(18,993)	(18,943)
Total NovaMed, Inc. stockholders’ equity	94,126	91,028
Noncontrolling interests	14,787	14,984
Total stockholders’ equity	108,913	106,012
Total liabilities and stockholders’ equity	$245,174	$247,967

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenue:
Surgical facilities	$32,581	$33,025	$63,134	$64,915
Product sales and other	5,583	5,854	11,475	11,669
Total net revenue	38,164	38,879	74,609	76,584

Operating expenses:
Salaries, wages and benefits	11,108	11,289	22,443	22,772
Cost of sales and medical supplies	9,156	8,873	17,630	17,409
Selling, general and administrative	6,959	6,904	13,854	13,601
Depreciation and amortization	1,282	1,441	2,614	2,820
Total operating expenses	28,505	28,507	56,541	56,602

Operating income	9,659	10,372	18,068	19,982

Interest (income) expense, net	2,253	2,082	4,532	4,266
Other (income) expense, net	44	(11)	64	1
Income before income taxes	7,362	8,301	13,472	15,715
Income tax provision	1,178	1,464	2,166	2,678
Income from continuing operations	6,184	6,837	11,306	13,037
Loss from discontinued operations	(158)	(168)	(335)	(337)
Loss on disposal of discontinued operations	(1,574)	—	(1,574)	—
Net income	4,452	6,669	9,397	12,700

Net income attributable to noncontrolling interests	4,379	4,547	7,987	8,849

Net income attributable to NovaMed, Inc.	$73	$2,122	$1,410	$3,851

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$1,805	$2,290	$3,319	$4,188
Loss from discontinued operations	(1,732)	(168)	(1,909)	(337)
Net income attributable to NovaMed, Inc.	$73	$2,122	$1,410	$3,851

Basic earnings per common share attributable to NovaMed, Inc.:*
Income from continuing operations	$0.23	$0.30	$0.43	$0.56
Loss from discontinued operations	(0.22)	(0.02)	(0.25)	(0.04)
Net income	$0.01	$0.28	$0.18	$0.52

Diluted earnings per common share attributable to NovaMed, Inc.: *
Income from continuing operations	$0.23	$0.30	$0.42	$0.54
Loss from discontinued operations	(0.22)	(0.02)	(0.24)	(0.04)
Net income	$0.01	$0.28	$0.18	$0.50

Weighted average common shares outstanding *	7,706	7,536	7,667	7,528
Dilutive effect of stock options and restricted stock *	150	217	178	186
Diluted weighted average common shares outstanding *	7,856	7,753	7,845	7,714

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2009 *	$100	$113,561	$(3,650)	$(40)	$(18,943)	$91,028	$14,984

Net income	—	—	1,410	—	—	1,410	7,987
Unrealized gain on interest rate swaps	—	—	—	20	—	20	10
Total comprehensive income						1,430	7,997
Shares issued - employee stock purchase plan	—	47	—	—	—	47	—
Stock options exercised, net	—	200	—	—	—	200	—
Restricted stock activity	—	—	—	—	(50)	(50)	—
Stock compensation expense	—	903	—	—	—	903	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,071)
Other changes to noncontrolling interests	—	568	—	—	—	568	(123)

Balance, June 30, 2010	$100	$115,279	$(2,240)	$(20)	$(18,993)	$94,126	$14,787

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,397	$12,700
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	2,741	2,924
Deferred income taxes	968	2,292
Stock-based compensation	903	1,112
Amortization of subordinated debt fees	321	321
Non-cash subordinated debt interest	2,238	2,049
Non-cash loss on sale of business	2,285	—
Changes in operating assets and liabilities—
Accounts receivable	(1,313)	(639)
Inventory	(79)	(8)
Other current assets	167	303
Accounts payable and accrued expenses	1,021	576
Other noncurrent assets	413	110
Net cash provided by operating activities	19,062	21,740

Cash flows from investing activities:
Payments for acquisitions, net	—	(12)
Net proceeds from noncontrolling interest transactions	654	290
Purchases of property and equipment	(687)	(2,560)
Other	—	16
Net cash used in investing activities	(33)	(2,266)

Cash flows from financing activities:
Borrowings under revolving line of credit	19,600	27,500
Payments under revolving line of credit	(28,300)	(36,600)
Other long-term borrowings	425	130
Repurchase of common stock	—	(1,126)
Proceeds from the issuance of common stock	346	95
Distributions to noncontrolling interests	(8,071)	(9,648)
Payments of other debt, debt issuance fees and capital lease obligations	(2,464)	(1,704)
Net cash used in financing activities	(18,464)	(21,353)

Net increase (decrease) in cash and cash equivalents	565	(1,879)
Cash and cash equivalents, beginning of period	3,884	4,875
Cash and cash equivalents, end of period	$4,449	$2,996

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

1.               GENERAL

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

On May 19, 2010, the Company’s Board of Directors and stockholders approved a 1-for-3 reverse stock split with an effective date of June 1, 2010.  The Company has recast the presentation of share and per share data in the prior year financial statements to reflect the reverse stock split.  The Company has also recast all share and per share data in the accompanying footnotes to the financial statements.

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

2.               STATEMENT OF CASH FLOWS — SUPPLEMENTAL

Supplemental cash information:

	Six months ended June 30,
	2010	2009
Interest paid	$1,687	$2,044
Income taxes paid	383	460

Non cash investing and financing activities:

During the first six months of 2010, the Company obtained equipment by entering into capital leases for $210.

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

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

Balances as of:	June 30, 2010	December 31, 2009
Surgical supplies	$1,710	$1,782
Optical products	740	645
Other	108	52
Total inventory	$2,558	$2,479

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2009	$182,930	$9,397	$941	$193,268	$2,465
Acquisitions	—	—	—	—	—
Other	—	—	—	—	(19)
Amortization	—	—	—	—	(112)
Balance June 30, 2010	$182,930	$9,397	$941	$193,268	$2,334

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.  During the first six months of 2010 and 2009, the Company did not make any acquisitions.

On June 18, 2010, one of the Company’s wholly owned subsidiaries sold substantially all of the assets of its MDnetSolutions business.  In the second quarter of 2010, the Company recorded an after tax loss on the sale of this business of $1,574.  For purposes of the loss calculation, future potential earn-out payments to the Company from the buyers of up to $1,000 are not considered due to the uncertainty of collection.  All future earn-out payments received by the Company, if any, will be recorded as income from discontinued operations in the period received by the Company.  In addition to recording the net loss on disposal of this business, the Company reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated Results of Operations.  The results of operations of this business during the second quarter of 2010 and 2009 included revenue of $475 and $693, respectively, and pretax losses of $260 and $277, respectively.  The results of operations of this business during the first six months of 2010 and 2009 included revenue of $1,085 and $1,282, respectively, and pretax losses of $553 and $553, respectively.  Prior to the disposal of this business, its results of operations were included in the Company’s Product Sales segment.

During the second quarter of 2010, the Company’s Surgery Center of Kalamazoo, LLC sold a 5% equity interest to a local healthcare group.  As a result of the transaction, the Company received proceeds of $746 in exchange for a 2% equity ownership and the Company now owns 60.5% of the ASC.

6.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At June 30, 2010, the Company had $64,069 in convertible subordinated debt outstanding, net of debt discount.  As of June 30, 2010, the fair value of the $75,000 Convertible Notes was approximately $62,640, based on the level 2 valuation hierarchy under ASC 820.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2010.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

Revolving Credit Facility

Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility.  The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012.  The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations.  The $30,000 term loan facility requires quarterly repayments of $1,000, increasing to $1,250 and $1,500 commencing December 31, 2010 and December 31, 2011, respectively.  The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions.  At June 30, 2010, the Company had approximately $44,700 of potential borrowing availability under its revolving credit facility.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit agreement.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company is subject to a maximum total leverage ratio of 5.00 times initially, which will decrease to 4.75 times for the quarter ending December 31, 2009 and will further decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter.  The Company is also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter.  The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement.  The credit facility is collateralized by certain assets of the Company.

At June 30, 2010, the Company had $4,500 of borrowings outstanding under its revolving credit facility and $27,000 of borrowings outstanding under its term loan facility with a weighted average interest rate of 5.0% and was in compliance with all of its covenants.  The weighted average interest rate on credit line borrowings during the three and six months ended June 30, 2010 was 4.9% and 4.9%, respectively.  In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

During 2008, the Company’s Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 70% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of June 30, 2010, there was $2,593 outstanding under this note.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  As of June 30, 2010, there was $2,005 outstanding under this note.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $30 at June 30, 2010.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $203 expires on September 30, 2010 and one letter of credit in the amount of $630 expires on March 31, 2011.  The outstanding letters of credit reduce the amount available under the credit facility.

7.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under ASC 815, Derivatives and Hedging.  One of the Company’s 67.5% owned subsidiaries entered into an interest rate swap during the second quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $20 at June 30, 2010 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swaps.  The total comprehensive income attributable to NovaMed, Inc. for the three and six months ended June 30, 2010 was $84 and $1,430, respectively.  The total comprehensive income attributable to NovaMed, Inc. for the three and six months ended June 30, 2009 was $2,164 and $4,006, respectively.

8.               STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying the provisions of ASC 718, Compensation-Stock Compensation.  ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three and six months of 2010 and 2009 includes the portion vesting during the period for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

The Company is authorized to issue shares of its common stock, par value $.01 per share, under various stock plans.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors.  Restricted stock awards vest over a four-year period with 1/8th of the total award vesting six months from the date of grant and 1/16th of the total award vesting every three months thereafter.  The fair value of restricted stock is determined based on the closing market value of the Company’s common stock on the day prior to the grant.

Options are granted at market value on the date of the grant.  Options become exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of the grant and 1/48th of the total options granted becoming exercisable each month thereafter.  Options generally have a term of ten years from the date of grant.  During the first six months of 2010, the Company did not grant any options.

Other information pertaining to share-based activity during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Shared-based compensation expense	$473	$570	$892	$1,097
Fair value of shares vested	361	482	722	977
Cash received from option exercises	311	83	349	83
Tax benefit from option exercises	123	100	148	100

The following is a summary of nonvested restricted share activity for the six months ended June 30, 2010:

	Number of Shares*	Weighted Average Grant-Date Fair Value*

Nonvested at December 31, 2009	93,408	$9.30
Granted	170,575	$11.46
Vested	(17,008)	$11.17
Canceled	—	$—
Nonvested at June 30, 2010	246,975	$10.66

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1).

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

At June 30, 2010, there was $2,415 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over a weighted average period of 3.3 years.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2010 is as follows:

	Number of Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,292,749	$13.47

Granted	—	$—
Exercised	(70,941)	$4.92
Terminated	(64,090)	$28.62

Outstanding at June 30, 2010	1,157,718	$13.16	5.1	$1,244

Exercisable at June 30, 2010	977,621	$13.57	4.5	$1,237

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1).

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first six months of 2010 was $390.  At June 30, 2010, there was $934 of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected option life in years	—	—	—	6
Risk-free interest rate	—	—	—	3.53%
Dividend yield	—	—	—	—
Expected volatility	—	—	—	43.3%
Per share fair value	—	—	—	$3.87

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

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Under this plan 5,513 and 8,818 shares were purchased during the six months ended

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

June 30, 2010 and 2009, respectively.  Under the provisions of ASC 718, the Company recognized compensation expense of $11 and $15 during the first six months of 2010 and 2009, respectively.  At June 30, 2010, 49,644 shares were reserved for future issuance under the ESPP.

9.               FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted a new accounting standard included in ASC 820, formerly SFAS No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures required for fair value measurements for measuring the fair value of its financial assets and liabilities.  Although the adoption of this accounting standard did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of June 30, 2010, the Company had an interest rate swap agreement that is required to be measured at fair value on a recurring basis.  The Company’s interest rate swap agreement had a fair value of $20 based on Level 2 inputs and is recorded as a liability as of June 30, 2010.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Dollars in thousands, except per share data; unaudited)

10.         OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and six months ended June 30, 2010 and 2009:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended June 30, 2010
Net revenue	$32,581	$3,924	$1,659	$—	$38,164
Earnings (loss) before taxes	9,205	1,020	(71)	(2,792)	7,362
Depreciation and amortization	1,064	117	31	70	1,282
Interest income	1	—	—	—	1
Interest expense	135	6	—	2,113	2,254
Capital expenditures	338	42	39	33	452
Accounts receivable	11,435	8,069	530	47	20,081
Identifiable assets	211,308	21,604	2,130	10,132	245,174

Three months ended June 30, 2009
Net revenue	$33,025	$3,706	$2,148	$—	$38,879
Earnings (loss) before taxes	9,519	940	277	(2,435)	8,301
Depreciation and amortization	1,201	124	29	87	1,441
Interest income	1	—	—	—	1
Interest expense	182	6	—	1,895	2,083
Capital expenditures	600	271	1	204	1,076
Accounts receivable	12,303	8,227	563	47	21,140
Identifiable assets	215,207	25,125	2,174	7,674	250,180

Six months ended June 30, 2010
Net revenue	$63,134	$7,867	$3,608	$—	$74,609
Earnings (loss) before taxes	16,791	2,108	202	(5,629)	13,472
Depreciation and amortization	2,170	237	61	146	2,614
Interest income	2	—	—	—	2
Interest expense	280	12	—	4,242	4,534
Capital expenditures	471	57	102	57	687
Accounts receivable	11,435	8,069	530	47	20,081
Identifiable assets	211,308	21,604	2,130	10,132	245,174

Six months ended June 30, 2009
Net revenue	$64,915	$7,512	$4,157	$—	$76,584
Earnings (loss) before taxes	18,295	1,941	454	(4,975)	15,715
Depreciation and amortization	2,363	249	57	151	2,820
Interest income	2	—	—	—	2
Interest expense	376	13	—	3,879	4,268
Capital expenditures	1,757	332	1	470	2,560
Accounts receivable	12,303	8,227	563	47	21,140
Identifiable assets	215,207	25,125	2,174	7,674	250,180

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 22 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of June 30, 2010, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization and a marketing products and services business.  In addition, we provide management services to two eye care practices.

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

•      Goodwill represents a significant portion of our total assets. At June 30, 2010, goodwill represented approximately 79% of total assets and 205% of NovaMed, Inc. stockholders’ equity. Goodwill represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of this asset may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the assets of each of our reporting units may exceed fair value, in which case an impairment charge to earnings may become necessary. During 2009, our estimate of the fair value of the assets of some of our reporting units declined. This was due to a combination of operating performance as well as a decline in market multiples. While it was not necessary to record an impairment charge in 2009, a further decline in operating performance and/or market multiples could negatively impact the fair value of our goodwill. This could lead us to determine that our goodwill has suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial non-cash charge to earnings, and cause us to be in default under one or more covenants in our credit facility.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Revenue:
Surgical facilities	85.4%	84.9%	84.6%	84.8%
Product sales and other	14.6	15.1	15.4	15.2
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	29.1	29.0	30.1	29.7
Cost of sales and medical supplies	24.0	22.8	23.6	22.7
Selling, general and administrative	18.2	17.8	18.6	17.8
Depreciation and amortization	3.4	3.7	3.5	3.7
Total operating expenses	74.7	73.3	75.8	73.9

Operating income	25.3	26.7	24.2	26.1

Interest expense (income), net	5.9	5.4	6.0	5.6
Other (income) expense, net	0.1	—	0.1	—
Income before income taxes	19.3	21.3	18.1	20.5
Income tax provision	3.1	3.8	2.9	3.5
Income from continuing operations	16.2	17.5	15.2	17.0
Loss from discontinued operations	(4.5)	(0.4)	(2.6)	(0.4)
Net income	11.7	17.1	12.6	16.6

Net income attributable to noncontrolling interests	11.5	11.7	10.7	11.6

Net income attributable to NovaMed, Inc.	0.2%	5.4%	1.9%	5.0%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Revenue

Consolidated.  Total net revenue decreased 1.8% from $38.9 million to $38.2 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the second quarter of 2010 and 2009.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates.  Net surgical facilities revenue decreased 1.3% from $33.0 million to $32.6 million.  The decrease in net revenue was primarily the result of a 4.9% decrease in the number of procedures performed offset by a 3.6% increase in the net revenue per procedure due to a change in procedure and payor mix.

In June 2010, the Centers for Medicare and Medicaid Services (CMS) published their proposed 2011 rates for ASCs.  Our preliminary estimate is that the proposed 2011 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.5 million.  This does not include any potential wage-index changes.  This revenue reduction approximates a $0.02 impact on earnings per share.

	Three Months Ended June 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$32,581	$33,025	$(444)
# of procedures	38,643	40,611	(1,968)

New ASCs:
Net revenue	$—	$—	$—
# of procedures	—	—	—

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the second quarter of 2010 decreased 4.6% from $5.9 million to $5.6 million.  Net revenue from our marketing products and services business increased by $0.1 million primarily due to new products and services offered during the second quarter of 2010.  Net revenue at our optical laboratory business increased by $0.2 million due to an increase in existing customer orders and the addition of new customers.  Net revenue at our ophthalmology practice decreased by $0.5 million due to a decrease in patient visits primarily due to the departure of a physician early in the second quarter of 2010.

	Three Months Ended June 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Product Sales:
Optical laboratories	$1,499	$1,349	$150
Optical products purchasing organization	1,299	1,353	(54)
Marketing products and services	666	565	101
Optometric practice/retail store	460	439	21
	3,924	3,706	218
Other:
Ophthalmology practice	1,659	2,148	(489)

Total Net Product Sales and Other Revenue	$5,583	$5,854	$(271)

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased 1.6% from $11.3 million to $11.1 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 29.0% to 29.1%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased 1.5% from $7.1 million to $7.0 million.  The decrease was the result of a decrease in procedures at our ASCs and staff reductions.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased 6.3% from $2.2 million to $2.0 million primarily due to a decrease in patient visits at our ophthalmology practice.

Corporate.  Salaries, wages and benefits expense increased 3.2% from $2.0 million to $2.1 million due to an increase in health benefit costs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased  3.2% from $8.9 million to $9.2 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.8% to 24.0%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 4.6% from $7.5 million to $7.8 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.6% to 24.0%.  The expense and percentage increase was primarily the result of some of our ASCs performing an increased number of high revenue/high cost procedures such as pain management implants and stimulators.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 4.4% from $1.4 million to $1.3 million primarily due to decreased patient visits at our ophthalmology practice.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense for the second quarter of 2010 increased 0.8% from $6.9 to $7.0 million.  As a percentage of net revenue, selling, general and administrative expense increased from 17.8% to 18.2%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment decreased 1.4% from $6.4 million to $6.3 million due to a decrease of $0.1 million in management and billing/collections fees charged to the ASCs for services rendered by our Corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 20.8% from $0.9 million to $1.1 million primarily due to higher legal expenses relating to an internal compliance review.

Corporate.  Corporate selling, general and administrative expense decreased by $0.1 million due to lower consulting, rent and insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased 11.0% from $1.4 million to $1.3 million due to certain assets being fully depreciated at some of our ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.2 million.  On January 1, 2009, we adopted a new accounting standard included in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. As a result of the adoption of the new accounting standard, we recorded non-cash interest expense during the first quarter of 2010 and 2009 of $1.1 million and $1.0 million, respectively.  Interest (income) expense also increased as a result of the amendment to our credit agreement in August 2009.

Provision for Income Taxes. Our effective tax rate increased 0.5% from 39.0% to 39.5% due to recent changes in various state income taxes. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  On June 18, 2010, one of our wholly owned subsidiaries sold substantially all of the assets of our MDnetSolutions business.  In the second quarter of 2010, we recorded an after tax loss on the sale of this business of $1.6 million.  For purposes of the loss calculation, future potential earn-out payments to us from the buyers of up to $1.0 million are not considered due to the uncertainty of collection.  All future earn-out payments received by us, if any, will be recorded as income from discontinued operations in the period received.  In addition to recording the net loss on disposal of this business, we reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated Results of Operations.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $4.4 million in the second quarter of 2010 as compared to $4.5 million in 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Revenue

Consolidated.  Total net revenue decreased 2.6% from $76.6 million to $74.6 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first six months of 2010 and 2009.  Net surgical facilities revenue decreased 2.7% from $64.9 million to $63.1 million.  The decrease in same-facility net revenue was primarily the result of a 5.1% decrease in the number of same-facility procedures performed offset by a 2.4% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Six Months Ended June 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$63,134	$64,915	$(1,781)
# of procedures	75,462	79,555	(4,093)

New ASCs:
Net revenue	$—	$—	$—
# of procedures	—	—	—

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Net revenue at our optical products purchasing organization decreased by $0.1 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services business increased by $0.2 million primarily due new products and services offered during the second quarter of 2010.  Net revenue at our optical laboratory business increased by $0.3 million due to an increase in existing customer orders and the addition of new customers.  Net revenue at our ophthalmology practice decreased by $0.5 million due to a decrease in patient visits primarily due to the departure of a physician early in the second quarter of 2010.

	Six Months Ended June 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Product Sales:
Optical laboratories	$2,982	$2,716	$266
Optical products purchasing organization	2,603	2,743	(140)
Marketing products and services	1,321	1,126	195
Optometric practice/retail store	961	928	33
	7,867	7,513	354
Other:
Ophthalmology practice	3,608	4,156	(548)

Total Net Product Sales and Other Revenue	$11,475	$11,669	$(194)

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased 1.4% from $22.8 million to $22.4 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 29.7% to 30.1%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased 0.4% from $14.3 million to $14.2 million.  The decrease was primarily the result of a decrease in procedures at our ASCs and staff reductions.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased 4.6% from $4.3 million to $4.1 million primarily due to a decrease in patient visits at our ophthalmology practice.

Corporate.  Salaries, wages and benefits expense decreased 1.8% from $4.2 million to $4.1 million.  The decrease was primarily due to lower stock-based compensation expense and incentive bonus accruals.  This decrease was partially offset by increased health benefit costs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 1.3% from $17.4 million to $17.6 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.7% to 23.6%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 2.6% from $14.6 million to $15.0 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.5% to 23.7%.  The expense and percentage increase was primarily the result of some of our ASCs performing an increased number of high revenue/high cost procedures such as pain management implants and stimulators.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased 5.5% from $2.8 million to $2.7 million primarily due to decreased patient visits at our ophthalmology practice.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 1.9% from $13.6 million to $13.9 million.  As a percentage of net revenue, selling, general and administrative expense increased from 17.8% to 18.6%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment remained flat at $12.7 million.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 13.5% from $1.8 million to $2.1 million primarily due to higher legal expenses relating to an internal compliance review.

Corporate.  Corporate selling, general and administrative expense remained flat compared to the first six months of 2009.

Depreciation and Amortization. Depreciation and amortization expense decreased 7.3% from $2.8 million to $2.6 million due to certain assets being fully depreciated at some of our ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.3 million due to our adoption of a new accounting standard included in ASC 470-20.  As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during the first six months of 2010 and 2009 of $2.2 million and $2.0 million, respectively.  Interest (income) expense also increased as a result of the amendment to our credit agreement in August 2009.

Provision for Income Taxes. Our effective tax rate increased 0.5% from 39.0% to 39.5% due to recent changes in various state income taxes. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  On June 18, 2010, one of our wholly owned subsidiaries sold substantially all of the assets of our MDnetSolutions business.  In the second quarter of 2010, we recorded an after tax loss on the sale of this business of $1.6 million.  For purposes of the loss calculation, future potential earn-out payments to us from the buyers of up to $1.0 million are not considered due to the uncertainty of collection.  All future earn-out payments received by us, if any, will be recorded as income from discontinued operations in the period received.  In addition to recording the net loss on disposal of this business, we reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated Results of Operations.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $8.0 million in 2010 as compared to $8.8 million in 2009.

Liquidity and Capital Resources

Operating activities during the first six months of 2010 generated $19.1 million in cash flow compared to $21.7 million in the comparable 2009 period.  Cash flow from operating activities decreased by $2.5 million due to lower net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, deferred income taxes, non-cash subordinated debt interest and the non-cash loss on the sale of our MDnetSolutions business.  The contribution from changes in operating assets and liabilities decreased $0.1 million.  Changes in accounts receivable resulted in additional cash outflow of $0.7 million during the first six months of 2010 as compared to 2009 due to higher collections in the first half of 2009 from acquired ASCs.  Changes in accounts payable and accrued expenses resulted in additional cash flow of $0.4 million during the first six months of 2010 as compared to 2009 primarily due the timing of vendor payments.

Cash flows used in investing activities netted to zero during the first six months of 2010 compared to $2.3 million during the first six months of 2009.  Investing activities during the first six months of 2010 included the purchase of property and equipment for $0.7 million and net proceeds from noncontrolling interest transactions of $0.7 million.  Investing activities during the first six months of 2009 included the purchase of property and equipment for $2.6 million and proceeds of $0.3 million relating to the sale of noncontrolling interests in one of our ASCs.

Cash flows used in financing activities were $18.5 million during the first six months of 2010 compared to $21.4 million during the first six months of 2009.  Cash flows used in financing activities during the first six months of 2010 included net payments of $8.7 million under our credit facility, distributions to noncontrolling interests of $8.1 million, $2.5 million of capital lease and other debt obligation payments, proceeds of $0.3 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and proceeds of $0.4 million relating to a note entered into by one of our ASCs.  Cash flows used in financing activities during the first six months of 2009 included net payments of $9.1 million under our credit facility, distributions to noncontrolling interests of $9.6 million, payments of $1.1 million relating to the repurchase of our common stock and $1.7 million of capital lease and other debt obligation payments.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $19.113 per share, or approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. At June 30, 2010, we had $64.1 million in convertible subordinated debt outstanding, net of debt discount. As of June 30, 2010, the fair value of the $75.0 million Convertible Notes was approximately $62.6 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. ASC 470-20 requires retrospective application and, accordingly, the prior periods’ financial statements included herein have been adjusted. In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. The adoption of ASC 470-20 added approximately $2.2 million and $2.0 million of non-cash interest expense to our first six months of 2010 and 2009 results of operations, respectively. This resulted in a reduction to net income of approximately $1.4 million ($0.18 per diluted share) and $1.2 million ($0.16 per diluted share) in the first six months of 2010 and 2009, respectively. The adoption of ASC 470-20 does not have an impact on our cash flows.

The Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. The conversion value of the Convertible Notes is equal to the market price of our common stock multiplied by the conversion rate of approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $19.113 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $19.113. For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 16, 2010.

Concurrent with the sale of the Convertible Notes, we entered into a convertible note hedge transaction with respect to our common stock (the “purchased call options”) with Deutsche Bank AG London (the “counterparty”), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 3.9 million shares of our common stock at a strike price of $19.113 per share. The cost of the call options totaled $24.0 million. In connection with the cost of the call options, we recorded a deferred tax asset of $8.2 million to additional paid in capital to reflect the future cash benefit of the deduction over the term of the Convertible Notes. We also sold warrants to the counterparty to purchase from us an aggregate of approximately 3.9 million shares of our common stock at an exercise price of $24.93 per share and received proceeds of $14.0 million. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $24.93 per share.

Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations. The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, increasing to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively. The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions. At June 30, 2010, we had approximately $44.7 million of potential borrowing availability under our revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. Under the terms of the credit agreement, we were subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009 and will decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter. We are also subject to a maximum senior leverage ratio of 2.50 times initially, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

At June 30, 2010, we had $4.5 million of borrowings outstanding under our revolving credit facility and $27.0 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 5.0% and were in compliance with all of our covenants. The weighted average interest rate on credit line borrowings during the first three and six months of 2010 was 4.9% and 4.9%, respectively. In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. As of June 30, 2010, there was $2.0 million outstanding under this note.  The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

As of June 30, 2010, we had cash and cash equivalents of $4.4 million of which $2.0 million was restricted pursuant to agreements with six of our ASCs. As of June 30, 2010, we had working capital of $8.1 million.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of future acquisition and expansion activities, capital requirements associated with our businesses, and the future cost of equipment.

During 2008, our Orlando (formerly Altamonte Springs), Florida ASC, of which we own a 70% interest, entered into a $3.3 million installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of June 30, 2010, there was $2.6 million outstanding under this note.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.            Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

04/01/2010 — 04/30/2010	—	$—	None	None
05/01/2010 — 05/31/2010	1,926	$10.02	None	None
06/01/2010 — 06/30/2010	187	$8.77	None	None

(1)         Represents an aggregate of 2,113 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6. Exhibits

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(B)	Certificate of Ownership and Merger

3.3(C)	Certificate of Amendment of Certificate of Incorporation of the Registrant

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

(B)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(C)	Incorporated by reference to Appendix A to the Registrant’s Schedule 14A filed with the Securities and Exchange Commission on April 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	August 9, 2010
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	August 9, 2010
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)