Form 10-Q
period 2010-09-30
NOVAMED INC
filed 2010-11-09
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, there were outstanding 7,957,731 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)	(adjusted, Note 1)
ASSETS
Current assets:
Cash and cash equivalents, including $1,968 and $2,562 of restricted cash, respectively	$3,158	$3,884
Accounts receivable, net of allowances of $16,399 and $26,421, respectively	20,077	18,673
Notes and amounts due from related parties	473	473
Inventory	2,740	2,479
Prepaid expenses and deposits	1,499	1,644
Current tax assets	3,053	2,725
Current assets of discontinued operations	—	522
Total current assets	31,000	30,400
Property and equipment, net	16,081	18,140
Goodwill	194,282	193,268
Other intangible assets, net	2,277	2,465
Other assets, net	925	1,397
Noncurrent assets of discontinued operations	—	2,297
Total assets	$244,565	$247,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,108	$9,488
Accrued expenses	5,521	5,110
Current maturities of long-term debt	8,541	8,217
Current liabilities of discontinued operations	8	439
Total current liabilities	25,178	23,254
Long-term debt, net of current maturities	26,205	42,713
Convertible subordinated debt, net of unamortized debt discount of $9,625 and $13,431 respectively	65,375	61,569
Other long-term liabilities	260	301
Deferred income taxes	16,757	14,118
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Series E Junior Participating Preferred Stock	—	—
Common stock, $0.01 par value, 27,253,000 shares authorized, 10,365,162 and 10,111,172 shares issued at September 30, 2010 and December 31, 2009, respectively*	101	100
Additional paid-in-capital	115,364	113,561
Accumulated deficit	(404)	(3,650)
Accumulated other comprehensive loss	(13)	(40)
Treasury stock, at cost, 2,407,631 and 2,395,414 shares at September 30, 2010 and December 31, 2009, respectively*	(19,059)	(18,943)
Total NovaMed, Inc. stockholders’ equity	95,989	91,028
Noncontrolling interests	14,801	14,984
Total stockholders’ equity	110,790	106,012
Total liabilities and stockholders’ equity	$244,565	$247,967

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net revenue:
Surgical facilities	$32,248	$32,446	$95,382	$97,361
Product sales and other	6,311	5,740	17,786	17,409
Total net revenue	38,559	38,186	113,168	114,770

Operating expenses:
Salaries, wages and benefits	11,234	11,327	33,677	34,099
Cost of sales and medical supplies	9,518	8,862	27,148	26,271
Selling, general and administrative	7,079	6,781	20,932	20,383
Depreciation and amortization	1,224	1,437	3,838	4,257
Total operating expenses	29,055	28,407	85,595	85,010

Operating income	9,504	9,779	27,573	29,760

Interest (income) expense, net	2,227	2,149	6,758	6,414
Other (income) expense, net	(4)	44	60	45
Income before income taxes	7,281	7,586	20,755	23,301
Income tax provision	1,186	1,306	3,353	3,984
Income from continuing operations	6,095	6,280	17,402	19,317
Loss from discontinued operations	—	(181)	(335)	(518)
Gain (loss) on disposal of discontinued operations	20	—	(1,554)	—
Net income	6,115	6,099	15,513	18,799

Net income attributable to noncontrolling interests	4,279	4,237	12,267	13,086

Net income attributable to NovaMed, Inc.	$1,836	$1,862	$3,246	$5,713

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$1,816	$2,043	$5,135	$6,231
Income (loss) from discontinued operations	20	(181)	(1,889)	(518)
Net income attributable to NovaMed, Inc.	$1,836	$1,862	$3,246	$5,713

Basic earnings per common share attributable to NovaMed, Inc.:*
Income from continuing operations	$0.24	$0.27	$0.67	$0.83
Loss from discontinued operations	—	(0.02)	(0.25)	(0.07)
Net income	$0.24	$0.25	$0.42	$0.76

Diluted earnings per common share attributable to NovaMed, Inc.: *
Income from continuing operations	$0.23	$0.26	$0.65	$0.80
Loss from discontinued operations	—	(0.02)	(0.24)	(0.07)
Net income	$0.23	$0.24	$0.41	$0.73

Weighted average common shares outstanding *	7,722	7,573	7,686	7,543
Dilutive effect of stock options and restricted stock *	136	230	164	207
Diluted weighted average common shares outstanding *	7,858	7,803	7,850	7,750

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2009 *	$100	$113,561	$(3,650)	$(40)	$(18,943)	$91,028	$14,984

Net income	—	—	3,246	—	—	3,246	12,267
Unrealized gain on interest rate swaps	—	—	—	27	—	27	13
Total comprehensive income						3,273	12,280
Shares issued - employee stock purchase plan	—	91	—	—	—	91	—
Stock options exercised, net	1	203	—	—	—	204	—
Restricted stock activity	—	—	—	—	(116)	(116)	—
Stock compensation expense	—	1,323	—	—	—	1,323	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,376)
Other changes to noncontrolling interests	—	186	—	—	—	186	(87)

Balance, September 30, 2010	$101	$115,364	$(404)	$(13)	$(19,059)	$95,989	$14,801

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$15,513	$18,799
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	3,966	4,421
Deferred income taxes	2,058	2,893
Stock-based compensation	1,323	1,632
Amortization of subordinated debt fees	482	482
Non-cash subordinated debt interest	3,412	3,124
Non-cash loss on sale of business	2,285	—
Changes in operating assets and liabilities—
Accounts receivable	(1,308)	853
Inventory	(95)	(41)
Other current assets	170	203
Accounts payable and accrued expenses	1,707	1,067
Other noncurrent assets	543	203
Net cash provided by operating activities	30,056	33,636

Cash flows from investing activities:
Payments for acquisitions, net	(1,286)	(12)
Net proceeds from noncontrolling interest transactions	690	290
Purchases of property and equipment	(1,067)	(3,282)
Other	31	(729)
Net cash used in investing activities	(1,632)	(3,733)

Cash flows from financing activities:
Borrowings under revolving line of credit	31,800	41,800
Payments under revolving line of credit	(46,000)	(54,900)
Other long-term borrowings	425	130
Repurchase of common stock	—	(1,126)
Proceeds from the issuance of common stock	330	206
Distributions to noncontrolling interests	(12,376)	(14,411)
Payments of other debt, debt issuance fees and capital lease obligations	(3,329)	(3,601)
Net cash used in financing activities	(29,150)	(31,902)

Net decrease in cash and cash equivalents	(726)	(1,999)
Cash and cash equivalents, beginning of period	3,884	4,875
Cash and cash equivalents, end of period	$3,158	$2,876

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

1.               GENERAL

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2009, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Recently Adopted Accounting Pronouncements:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. The adoption of this standard did not impact the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements.  The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010.  The adoption of this standard did not impact the Company’s consolidated financial statements.

2.               STATEMENT OF CASH FLOWS — SUPPLEMENTAL

Supplemental cash information:

	Nine months ended September 30,
	2010	2009
Interest paid	$2,176	$2,621
Income taxes paid	547	547
Income tax refunds received	(72)	—

Non cash investing and financing activities:

During the first nine months of 2010, the Company obtained equipment by entering into capital leases for $420.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Balances as of:	September 30, 2010	December 31, 2009
Surgical supplies	$1,974	$1,782
Optical products	684	645
Other	82	52
Total inventory	$2,740	$2,479

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical Facilities	Product Sales	Other	Total	Other Intangibles
Balance December 31, 2009	$182,930	$9,397	$941	$193,268	$2,465
Acquisitions	1,014	—	—	1,014	—
Other	—	—	—	—	(19)
Amortization	—	—	—	—	(169)
Balance September 30, 2010	$183,944	$9,397	$941	$194,282	$2,277

During the first nine months of 2010, the Company experienced a decrease in market capitalization.  As of September 30, 2010, net book value of equity of $95,989 exceeded the Company’s market capitalization of $76,790 by $19,199.  As of December 31, 2009, the Company’s net book value of equity exceeded its market capitalization by $1,214.  The Company’s annual test for goodwill impairment conducted in December of each year considers the relationship between market capitalization and net book value of equity but does not consider it to be the basis for the test.  The Company’s annual test for goodwill impairment utilizes a market multiple approach to estimate the fair value of each of its reporting units.  For each reporting unit, the Company applies a range of enterprise value multiples obtained from various market sources to the respective budgeted EBITDA (earnings before interest, income taxes, depreciation and amortization) for the following year.  The Company further applies a fair value percentile to each range based on its estimate of what the Company would realize if it were to sell the reporting unit as a whole in an orderly transaction between market participants.  The EBITDA of the reporting units excludes certain corporate overhead expenses that, in the Company’s opinion, a market participant would not incur in running the reporting unit.  When the Company’s market multiple approach results in an estimated fair value less than 5% greater than its carrying value, the Company also performs a discounted cash flow projection to determine fair value.  Although the Company’s market capitalization has decreased during the last nine months due to a fluctuating and volatile stock price, there have not been any events that have caused the fair value of the Company’s reporting units to decline significantly or materially that would be an indicator of goodwill impairment during this interim period.  On November 1, 2010, the Company’s market capitalization was $95,490 which was $499 less than its book value of equity at September 30, 2010.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

5.               ACQUISITIONS AND DIVESTITURES

The Company generally acquires majority equity interests in ASCs through the purchase method of accounting.  The results of operations are included in the consolidated financial statements of the Company from the date of acquisition.

In September 2010, the Company’s Downtown Surgery Center located in Orlando, Florida acquired certain assets of a multi-specialty ASC in the market for $1,286.  As a result of the transaction, the operations of the acquired ASC have been merged into Downtown Surgery Center and three physician-partners and a hospital-partner of the acquired ASC have become partners in Downtown Surgery Center, representing a 5% noncontrolling interest in the ASC.  The Company anticipates completing the final purchase allocation during the fourth quarter of 2010.

On June 18, 2010, one of the Company’s wholly owned subsidiaries sold substantially all of the assets of its MDnetSolutions business.  In the second quarter of 2010, the Company recorded an after tax loss on the sale of this business of $1,574.  For purposes of the loss calculation, future potential earn-out payments to the Company from the buyers of up to $1,000 are not considered due to the uncertainty of collection.  All future earn-out payments received by the Company, if any, will be recorded as income from discontinued operations in the period received by the Company.  In addition to recording the net loss on disposal of this business, the Company reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated Results of Operations.  The results of operations of this business during the third quarter of 2010 and 2009 included revenue of $0 and $582, respectively, and pretax losses of $0 and $297, respectively.  The results of operations of this business during the first nine months of 2010 and 2009 included revenue of $1,085 and $1,864, respectively, and pretax losses of $553 and $849, respectively.  Prior to the disposal of this business, its results of operations were included in the Company’s Product Sales segment.

During the second quarter of 2010, the Company’s Surgery Center of Kalamazoo, LLC sold a 5% equity interest to a local hospital.  As a result of the transaction, the Company received proceeds of $746 in exchange for a 2% equity ownership and the Company now owns 60.5% of the ASC.

6.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At September 30, 2010, the Company had $65,375 in convertible subordinated debt outstanding, net of debt discount.  As of September 30, 2010, the fair value of the $75,000 Convertible Notes was approximately $67,598, based on the level 2 valuation hierarchy under ASC 820.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2010.

Revolving Credit Facility

Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility.  The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012.  The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations.  The $30,000 term loan facility requires quarterly repayments of $1,000, increasing to $1,250 and $1,500 commencing December 31, 2010 and December 31, 2011, respectively.  The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions.  At September 30, 2010, the Company had approximately $49,200 of potential borrowing availability under its revolving credit facility.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment.  The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit agreement.  The credit agreement contains customary covenants that include limitations on

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company was subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009 and will decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter.  The Company is also currently subject to a maximum senior leverage ratio of 2.50 times, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter.  The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement.  The credit facility is collateralized by certain assets of the Company.

At September 30, 2010, the Company had no borrowings outstanding under its revolving credit facility and $26,000 of borrowings outstanding under its term loan facility with a weighted average interest rate of 4.3% and was in compliance with all of its covenants.  The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2010 was 5.0% and 4.9%, respectively.  In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

During 2008, the Company’s Orlando, Florida ASC, of which it owns a 62% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of September 30, 2010, there was $2,475 outstanding under this note.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 67.5% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  As of September 30, 2010, there was $1,864 outstanding under this note.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $19 at September 30, 2010.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $630 expires on March 31, 2011 and one letter of credit in the amount of $203 expires on September 30, 2011.  The outstanding letters of credit reduce the amount available under the credit facility.

7.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under ASC 815, Derivatives and Hedging.  One of the Company’s 67.5% owned subsidiaries entered into an interest rate swap during the second quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $13 at September 30, 2010 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swaps.  The total comprehensive income attributable to NovaMed, Inc. for the three and nine months ended September 30, 2010 was $1,843 and $3,273, respectively.  The total comprehensive income attributable to NovaMed, Inc. for the three and nine months ended September 30, 2009 was $1,872 and $5,878, respectively.

8.               STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying the provisions of ASC 718, Compensation-Stock Compensation.  ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three and nine months of 2010 and 2009 includes the portion vesting during the period for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

The Company is authorized to issue shares of its common stock, par value $.01 per share, under various stock plans.  Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors.  Restricted stock awards vest over a four-year period with 1/8th of the total award vesting nine months from the date of grant and 1/16th of the total award vesting every three months thereafter.  The fair value of restricted stock is determined based on the closing market value of the Company’s common stock on the day prior to the grant.

Options are granted at market value on the date of the grant.  Options become exercisable over a four-year period with 1/8th  of the total options granted becoming exercisable nine months from the date of the grant and 1/48th of the total options granted becoming exercisable each month thereafter.  Options generally have a term of ten years from the date of grant.  During the first nine months of 2010, the Company did not grant any options.

Other information pertaining to share-based activity during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shared-based compensation expense	$415	$511	$1,306	$1,609
Fair value of shares vested	536	634	1,258	1,611
Cash received from option exercises	6	135	355	219
Tax benefit from option exercises	3	78	151	178

The following is a summary of nonvested restricted share activity for the nine months ended September 30, 2010:

	Number of Shares*	Weighted Average Grant-Date Fair Value*

Nonvested at December 31, 2009	93,408	$9.30
Granted	170,575	$11.46
Vested	(46,118)	$11.16
Canceled	—	$—
Nonvested at September 30, 2010	217,865	$10.60

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1).

At September 30, 2010, there was $2,212 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over a weighted average period of 3.1 years.

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the nine months ended September 30, 2010 is as follows:

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

	Number of Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,292,749	$13.47

Granted	—	$—
Exercised	(72,440)	$4.90
Terminated	(65,340)	$28.27

Outstanding at September 30, 2010	1,154,969	$13.17	4.9	$1,910

Exercisable at September 30, 2010	1,002,547	$13.63	4.4	$1,730

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1).

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first nine months of 2010 was $398.  At September 30, 2010, there was $722 of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted average period of 1.8 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Expected option life in years	—	—	—	6
Risk-free interest rate	—	—	—	3.53%
Dividend yield	—	—	—	—
Expected volatility	—	—	—	43.3%
Per share fair value	—	—	—	$3.87

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

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at nine-month intervals at 85% of the lower of the fair market value on the first or the last day of each nine-month period.  Under this plan 10,980 and 16,964 shares were purchased during the nine months ended September 30, 2010 and 2009, respectively.  Under the provisions of ASC 718, the Company recognized compensation expense of $17 and $23 during the first nine months of 2010 and 2009, respectively.  At September 30, 2010, 44,177 shares were reserved for future issuance under the ESPP.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

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

As of September 30, 2010, the Company had an interest rate swap agreement that is required to be measured at fair value on a recurring basis.  The Company’s interest rate swap agreement had a fair value of $13 based on Level 2 inputs and is recorded as a liability as of September 30, 2010.

10.       SUBSEQUENT EVENTS

Two partners in the Company’s Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell the Company back their interest at the same price they paid to acquire their interest which is $0.3 million.  In October 2010, the Company received notices from both partners of their intent to exercise this option.  The notices required 120 days prior written notice of their sale of these interests back to the Company.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Dollars in thousands, except per share data; unaudited)

11.       OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three and nine months ended September 30, 2010 and 2009:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended September 30, 2010
Net revenue	$32,248	$4,035	$2,276	$—	$38,559
Earnings (loss) before taxes	9,004	992	54	(2,769)	7,281
Depreciation and amortization	1,018	116	30	60	1,224
Interest income	1	—	—	—	1
Interest expense	127	6	—	2,095	2,228
Capital expenditures	332	42	6	—	380
Accounts receivable	10,662	8,616	752	47	20,077
Identifiable assets	211,486	22,020	2,333	8,726	244,565

Three months ended September 30, 2009
Net revenue	$32,446	$3,785	$1,955	$—	$38,186
Earnings (loss) before taxes	8,870	940	229	(2,453)	7,586
Depreciation and amortization	1,197	127	31	82	1,437
Interest income	1	—	—	—	1
Interest expense	168	6	—	1,976	2,150
Capital expenditures	513	111	13	85	722
Accounts receivable	11,613	7,561	480	47	19,701
Identifiable assets	213,782	24,341	2,068	8,737	248,928

Nine months ended September 30, 2010
Net revenue	$95,382	$11,902	$5,884	$—	$113,168
Earnings (loss) before taxes	25,795	3,100	257	(8,397)	20,755
Depreciation and amortization	3,188	353	91	206	3,838
Interest income	2	—	—	1	3
Interest expense	406	17	—	6,338	6,761
Capital expenditures	804	99	107	57	1,067
Accounts receivable	10,662	8,616	752	47	20,077
Identifiable assets	211,486	22,020	2,333	8,726	244,565

Nine months ended September 30, 2009
Net revenue	$97,361	$11,298	$6,111	$—	$114,770
Earnings (loss) before taxes	27,165	2,881	683	(7,428)	23,301
Depreciation and amortization	3,561	374	88	234	4,257
Interest income	3	—	—	1	4
Interest expense	544	20	—	5,854	6,418
Capital expenditures	2,270	443	13	556	3,282
Accounts receivable	11,613	7,561	480	47	19,701
Identifiable assets	213,782	24,341	2,068	8,737	248,928

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 23 of this quarterly report.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of September 30, 2010, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization and a marketing products and services business.  In addition, we provide management services to two eye care practices.

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

•                  Goodwill represents a significant portion of our total assets. At September 30, 2010, goodwill represented approximately 79% of total assets and 202% of NovaMed, Inc. stockholders’ equity. Goodwill represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of this asset may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the assets of each of our reporting units may exceed fair value, in which case an impairment charge to earnings may become necessary. During 2009, our estimate of the fair value of the assets of some of our reporting units declined. This was due to a combination of operating performance as well as a decline in market multiples. While it was not necessary to record an impairment charge in 2009, a further decline in operating performance and/or market multiples could negatively impact the fair value of our goodwill. This could lead us to determine that our goodwill has suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial non-cash charge to earnings, and cause us to be in default under the minimum net worth covenant in our credit facility. For this covenant, we are subject to a minimum net worth requirement that increases each quarter.  The minimum requirement is 75% of our net worth at June 30, 2009 plus 50% of our net income (without giving effect to any losses) for each quarter after June 30, 2009 plus 50% of the proceeds from any equity issuance since June 30, 2009 plus 50% of any incremental additive equity associated with any acquisitions.  Based on this definition, our minimum net worth requirement was $69.8 million compared to our actual net worth of $96.0 million as of September 30, 2010.  A goodwill impairment of $26.2 million would have caused us to be in violation of this covenant.  During the first nine months of 2010, we experienced a decrease in market capitalization.  As of September 30, 2010, net book value of equity of $96.0 million exceeded our market capitalization of $76.8 million by $19.2 million.  As of December 31, 2009, our net book value of equity exceeded our market capitalization by $1.2 million.  Our annual test for goodwill impairment conducted in December of each year considers the relationship between market capitalization and net book value of equity but does not consider it to be the basis for the test.  Our annual test for goodwill impairment utilizes a market multiple approach to estimate the fair value of each of our reporting units.  For each reporting unit, we apply a range of enterprise value multiples obtained from various market sources to the respective budgeted EBITDA (earnings before interest, income taxes, depreciation and amortization) for the following year.  We further apply a fair value percentile to each range based on our estimate of what we would realize if we were to sell the reporting unit as a whole in an orderly transaction between market participants.  The EBITDA of the reporting units excludes certain corporate overhead expenses that, in our opinion, a market participant would not incur in running the reporting unit.  When our market multiple approach results in an estimated fair value less than 5% greater than its carrying value, we also perform a discounted cash flow projection to determine fair value.  Although our market capitalization has decreased during the last nine months due to a fluctuating and volatile stock price, there have not been any events that have caused the fair value of our reporting units to decline significantly or materially that would be an indicator of goodwill impairment during this interim period.  On November 1, 2010, our market capitalization was $95.5 million which was $0.5 million less than our book value of equity at September 30, 2010.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Revenue:
Surgical facilities	83.6%	85.0%	84.3%	84.8%
Product sales and other	16.4	15.0	15.7	15.2
Total net revenue	100.0	100.0	100.0	100.0

Operating expenses:
Salaries, wages and benefits	29.1	29.7	29.8	29.7
Cost of sales and medical supplies	24.7	23.2	24.0	22.9
Selling, general and administrative	18.4	17.8	18.5	17.8
Depreciation and amortization	3.2	3.7	3.4	3.7
Total operating expenses	75.4	74.4	75.7	74.1

Operating income	24.6	25.6	24.3	25.9

Interest expense (income), net	5.8	5.6	6.0	5.6
Other (income) expense, net	—	0.1	—	—
Income before income taxes	18.8	19.9	18.3	20.3
Income tax provision	3.0	3.4	2.9	3.5
Income from continuing operations	15.8	16.5	15.4	16.8
Loss from discontinued operations	—	(0.5)	(1.7)	(0.4)
Net income	15.8	16.0	13.7	16.4

Net income attributable to noncontrolling interests	11.1	11.1	10.8	11.4

Net income attributable to NovaMed, Inc.	4.7%	4.9%	2.9%	5.0%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Revenue

Consolidated.  Total net revenue increased 1% from $38.2 million to $38.6 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the third quarter of 2010 and 2009.  Revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements.  Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates.  Net surgical facilities revenue decreased 0.6% from $32.4 million to $32.2 million.  The decrease in net revenue was primarily the result of a 5.2% decrease in the number of procedures performed offset by a 4.8% increase in the net revenue per procedure due to a change in procedure and payor mix.

In June 2010, the Centers for Medicare and Medicaid Services (CMS) published their proposed 2011 rates for ASCs.   Our preliminary estimate is that the proposed 2011 rates, based on our current procedure volumes and mix, will negatively impact annual surgical facilities net revenue by approximately $0.2 million.  This revenue reduction approximates a $0.01 impact on earnings per share.  On November 2, 2010, CMS released their final rates for ASCs.  The final rates are a slight improvement over the proposed rates and we are currently evaluating the financial impact to determine if it is materially different than our preliminary estimate.

	Three Months Ended September 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$32,248	$32,446	$(198)
# of procedures	37,504	39,545	(2,041)

New ASCs:
Net revenue	$—	$—	$—
# of procedures	—	—	—

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the third quarter of 2010 increased 9.9% from $5.7 million to $6.3 million.  Net revenue from our marketing products and services business increased by $0.1 million primarily due to new products and services offered during the third quarter of 2010.  Net revenue at our optical laboratory business increased by $0.1 million due to an increase in existing customer orders and the addition of new customers.  Net revenue at our ophthalmology practice increased by $0.3 million due to an increase in a high revenue, high cost retinal procedure.

	Three Months Ended September 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Product Sales:
Optical laboratories	$1,501	$1,387	$114
Optical products purchasing organization	1,289	1,254	35
Marketing products and services	763	679	84
Optometric practice/retail store	482	465	17
	4,035	3,785	250
Other:
Ophthalmology practice	2,276	1,955	321

Total Net Product Sales and Other Revenue	$6,311	$5,740	$571

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased 1% from $11.3 million to $11.2 million.  As a percentage of net revenue, salaries, wages and benefits expense decreased from 29.7% to 29.1%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased 2.9% from $7.2 million to $7.0 million.  The decrease was the result of a decrease in procedures at our ASCs and staff reductions.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased 3.0% from $2.2 million to $2.1 million primarily due to staff reductions at our marketing products and services business.

Corporate.  Salaries, wages and benefits expense increased 9.7% from $1.9 million to $2.1 million due to an increase in health benefit costs and annual salary increases.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 7.4% from $8.9 million to $9.5 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.2% to 24.7%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 2.0% from $7.5 million to $7.7 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.2% to 23.9%.  The expense and percentage increases were primarily the result of some of our ASCs performing an increased number of high revenue/high cost procedures such as pain management implants and stimulators.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments increased 37.6% from $1.3 million to $1.8 million primarily due to an increase in a high revenue, high cost retinal procedure performed at our ophthalmology practice.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense for the third quarter of 2010 increased 4.4% from $6.8 million to $7.1 million.  As a percentage of net revenue, selling, general and administrative expense increased from 17.8% to 18.4%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased 1.5% from $6.4 million to $6.5 million.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 34.0% from $0.9 million to $1.2 million primarily due to higher legal expenses relating to an internal compliance review.

Corporate.  Corporate selling, general and administrative expense decreased by $0.1 million due to lower consulting, rent and insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased 14.8% from $1.4 million to $1.2 million due to certain assets being fully depreciated at some of our ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.1 million.  On January 1, 2009, we adopted a new accounting standard included in Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. As a result of the adoption of the new accounting standard, we recorded non-cash interest expense during the third quarters of 2010 and 2009 of $1.2 million and $1.1 million, respectively.  Interest (income) expense also increased as a result of the amendment to our credit agreement in August 2009.

Provision for Income Taxes. Our effective tax rate increased 0.5% from 39.0% to 39.5% due to recent changes in various state income taxes. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  On June18, 2010, one of our wholly owned subsidiaries sold substantially all of the assets of our MDnetSolutions business.  We reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated Results of Operations.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $4.3 million in the third quarter of 2010 as compared to $4.2 million in 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Revenue

Consolidated.  Total net revenue decreased 1.4% from $114.8 million to $113.2 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for the first nine months of 2010 and 2009.  Net surgical facilities revenue decreased 2.0% from $97.4 million to $95.4 million.  The decrease in same-facility net revenue was primarily the result of a 5.1% decrease in the number of same-facility procedures performed offset by a 3.2% increase in the net revenue per procedure due to a change in procedure and payor mix.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$95,382	$97,361	$(1,979)
# of procedures	113,066	119,100	(6,034)

New ASCs:
Net revenue	$—	$—	$—
# of procedures	—	—	—

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Net revenue at our optical products purchasing organization decreased by $0.1 million due to a decrease in existing customer orders.  Net revenue from our marketing products and services business increased by $0.3 million primarily due new products and services offered during 2010.  Net revenue at our optical laboratory business increased by $0.4 million due to an increase in existing customer orders and the addition of new customers.  Net revenue at our ophthalmology practice decreased by $0.2 million due to a decrease in patient visits primarily due to the departure of a physician early in the second quarter of 2010.

	Nine Months Ended September 30,		Increase
Dollars in thousands	2010	2009	(Decrease)

Product Sales:
Optical laboratories	$4,483	$4,103	$380
Optical products purchasing organization	3,893	3,997	(104)
Marketing products and services	2,083	1,805	278
Optometric practice/retail store	1,444	1,393	51
	11,903	11,298	605
Other:
Ophthalmology practice	5,883	6,111	(228)

Total Net Product Sales and Other Revenue	$17,786	$17,409	$377

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased 1.2% from $34.1 million to $33.7 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 29.7% to 29.8%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased 1.2% from $21.5 million to $21.3 million.  The decrease was primarily the result of a decrease in procedures at our ASCs and staff reductions.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased 4.1% from $6.5 million to $6.2 million primarily due to a decrease in patient visits at our ophthalmology practice.

Corporate.  Salaries, wages and benefits expense increased 1.8% from $6.1 million to $6.2 million.  The increase was primarily due to increased health benefit costs and annual salary increases.  This increase was partially offset by lower stock compensation expense.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 3.3% from $26.3 million to $27.1 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.9% to 24.0%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased 2.4% from $22.2 million to $22.7 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.8% to 23.8%.  The expense and percentage increases were primarily the result of some of our ASCs performing an increased number of high revenue/high cost procedures such as pain management implants and stimulators.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments increased 8.4% from $4.1 million to $4.5 million primarily due to increased volume at our optical laboratories.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased 2.7% from $20.4 million to $20.9 million.  As a percentage of net revenue, selling, general and administrative expense increased from 17.8% to 18.5%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment remained flat at $19.1 million.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased 20.1% from $2.7 million to $3.3 million primarily due to higher legal expenses relating to an internal compliance review.

Corporate.  Corporate selling, general and administrative expense decreased by $0.1 million due to lower consulting, rent and insurance costs.

Depreciation and Amortization. Depreciation and amortization expense decreased 9.8% from $4.3 million to $3.8 million due to certain assets being fully depreciated at some of our ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net increased by $0.3 million primarily due to our adoption of a new accounting standard included in ASC 470-20.  As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during the first nine months of 2010 and 2009 of $3.4 million and $3.1 million, respectively.  Interest (income) expense also increased as a result of the amendment to our credit agreement in August 2009.

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

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $12.3 million in 2010 as compared to $13.1 million in 2009.

Liquidity and Capital Resources

Operating activities during the first nine months of 2010 generated $30.1 million in cash flow compared to $33.6 million in the comparable 2009 period.  Cash flow from operating activities decreased by $2.3 million due to lower net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, deferred income taxes, non-cash subordinated debt interest and the non-cash loss on the sale of our MDnetSolutions business.  The contribution from changes in operating assets and liabilities decreased $1.3 million.  Changes in accounts receivable resulted in additional cash outflow of $2.2 million during the first nine months of 2010 as compared to 2009 due to higher collections in the first nine months of 2009 from acquired ASCs.  Changes in accounts payable and accrued expenses resulted in additional cash flow of $0.6 million during the first nine months of 2010 as compared to 2009 primarily due the timing of vendor payments.

Cash flows used in investing activities were $1.6 million during the first nine months of 2010 compared to $3.7 million during the first nine months of 2009.  Investing activities during the first nine months of 2010 included the acquisition of one ASC for $1.3 million, the purchase of property and equipment for $1.1 million and net proceeds from noncontrolling interest transactions of $0.7 million.  Investing activities during the first nine months of 2009 included the purchase of property and equipment for $3.3 million, the payment of additional purchase price consideration of $0.7 million for one of our ASCs and proceeds of $0.3 million relating to the sale of noncontrolling interests in one of our ASCs.

Cash flows used in financing activities were $29.2 million during the first nine months of 2010 compared to $31.9 million during the first nine months of 2009.  Cash flows used in financing activities during the first nine months of 2010 included net payments of $14.2 million under our credit facility, distributions to noncontrolling interests of $12.4 million, $3.3 million of capital lease and other debt obligation payments, proceeds of $0.3 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and proceeds of $0.4 million relating to a note entered into by one of our ASCs.  Cash flows used in financing activities during the first nine months of 2009 included net payments of $13.1 million under our credit facility, distributions to noncontrolling interests of $14.4 million, payments of $1.1 million relating to the repurchase of our common stock, $3.6 million of capital lease and other debt obligation payments and proceeds of $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $19.113 per share, or approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. At September 30, 2010, we had $65.4 million in convertible subordinated debt outstanding, net of debt discount. As of September 30, 2010, the fair value of the $75.0 million Convertible Notes was approximately $67.6 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. The adoption of ASC 470-20 added approximately $3.4 million and $3.1 million of non-cash interest expense to our first nine months of 2010 and 2009 results of operations, respectively. This resulted in a reduction to net income of approximately $2.1 million ($0.26 per diluted share) and $1.9 million ($0.25 per diluted share) in the first nine months of 2010 and 2009, respectively. The adoption of ASC 470-20 does not have an impact on our cash flows.

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

Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations. The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, increasing to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively. The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions. At September 30, 2010, we had approximately $49.2 million of potential borrowing availability under our revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. Under the terms of the credit agreement, we were subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times for the quarter ending December 31, 2009 and will decrease to 4.25 times for the quarter ending December 31, 2010 and 4.00 times for the quarter ending December 31, 2011 and thereafter. We are also subject to a maximum senior leverage ratio of 2.50 times, which will decrease to 2.25 times for the quarter ending December 31, 2010 and thereafter. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

At September 30, 2010, we had no borrowings outstanding under our revolving credit facility and $26.0 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 4.3% and were in compliance with all of our covenants. The weighted average interest rate on credit line borrowings during the three and nine months ended September 30, 2010 was 5.0% and 4.9%, respectively. In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

As of September 30, 2010, we had cash and cash equivalents of $3.2 million of which $2.0 million was restricted pursuant to agreements with six of our ASCs. As of September 30, 2010, we had working capital of $5.8 million.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of future acquisition and expansion activities, capital requirements associated with our businesses, and the future cost of equipment.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 67.5% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. As of September 30, 2010, there was $1.9 million outstanding under this note.  The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.

During 2008, our Orlando, Florida ASC, of which we own a 62% interest, entered into a $3.3 million installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of September 30, 2010, there was $2.5 million outstanding under this note.

Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest which is $0.3 million.  In October 2010, we received notices from both partners of their intent to exercise this option.  The notices required 120 days prior written notice of their sale of these interests back to us.

We had an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. We elected not to exercise this purchase option and instead we exercised our option to sell our minority interest to our physician-partner for the original price paid. We effectuated the sale of our minority interest effective as of July 31, 2009.  Our physician-partner disputed the validity of our exercise.  On November 5, 2009, we filed a lawsuit against this physician seeking to collect the payment of this purchase price.  In August 2010, we settled this litigation, the terms of which confirmed the effectiveness of the sale of this interest as of July 31, 2009 and established payment terms.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. It requires reporting entities to evaluate former qualifying special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This ASU also requires additional year-end and interim disclosures and is effective for fiscal years commencing after November 15, 2009. The adoption of this standard did not impact our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements.  We adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010.  The adoption of this standard did not impact our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.            Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

07/01/2010 – 07/31/2010	—	$—	None	None
08/01/2010 – 08/31/2010	7,605	$8.63	None	None
09/01/2010 – 09/30/2010	—	$—	None	None

(1)          Represents an aggregate of 7,605 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6. Exhibits

4.6

Instrument of Resignation, Appointment and Acceptance dated September 18, 2008 pursuant to which U.S. Bank National Association replaced LaSalle Bank National Association as Trustee under the Indenture

10.9(A)	Seventh Amended and Restated Credit Agreement dated as of August 31, 2009

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)

Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVAMED, INC.

/s/ Scott T. Macomber	November 9, 2010
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	November 9, 2010
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)