Form 10-K
period 2010-12-31
NOVAMED INC
filed 2011-03-16
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s shares of voting stock held by non-affiliates of the registrant, based upon the last reported sale price of the registrant’s Common Stock on June 30, 2010 was $59,037,435. The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of March 7, 2011 was 7,952,004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed within 120 days after December 31, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K (the “Form 10-K”) contains, and incorporates by reference, certain “forward-looking statements” (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties and reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements involve risks and uncertainties and reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements in 2011 and beyond to differ materially from those expressed in, or implied by, such statements. These risks and uncertainties include: the current state of the economy, including higher unemployment levels; our current and future debt levels and ability to refinance; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; and uncertainty around the impact of health reform law, and the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, reduce our reimbursements, increase our costs, require us to incur significant expenditures or limit our ability to relocate our facilities if necessary. These factors and others are more fully set forth under “Item 1A—Risk Factors.” You should not place undue reliance on any forward-looking statements. We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, you should understand all references to “we,” “us” and “our” to include NovaMed, Inc. and its consolidated subsidiaries.

Item 1.  Business

General

NovaMed, Inc. is a health care services company and an owner and operator of ambulatory surgery centers (ASCs). Our primary focus and strategy is to operate, develop and acquire ASCs in joint ownership with physicians throughout the United States. As of March 15, 2011, we own and operate 37 ASCs located in 19 states. Historically, most of our ASCs were single-specialty ophthalmic surgical facilities where ophthalmologists perform surgical procedures—primarily cataract surgery. Over time, however, we have evolved into other specialties such as orthopedics (including podiatry), pain management, gastroenterology, urology, otolaryngology (ENT), plastic surgery and gynecology. This expansion into other specialties has been accomplished through both the acquisition of new ASCs and the addition of new specialties to our existing ASCs. As of March 15, 2011, 13 of our 37 ASCs offer surgical services in specialties other than ophthalmology. We continue to explore opportunities to acquire ASCs offering differing types of medical specialties. We also continue to explore ways to efficiently add new specialties to our existing ASCs.

As of March 15, 2011, we owned a majority interest in 35 of our ASCs, with the noncontrolling interests generally being held by physicians. We own 100% of the equity interests in two of our ASCs.

We also own and operate optical laboratories, an optical products purchasing organization, and a marketing products and services business.

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

Agreement and Plan of Merger

On January 20, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Surgery Center Holdings, Inc., a Delaware corporation (“Surgery Partners”), and Wildcat Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Surgery Partners (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into us, with our company surviving the Merger as a wholly-owned subsidiary of Surgery Partners. Surgery Partners is an affiliate of H.I.G. Capital, L.L.C. (“H.I.G.”).  The merger consideration is $13.25 per share (the “Merger Consideration”), net to the seller in cash, without interest thereon and subject to applicable withholding taxes. Upon completion of the Merger, each share outstanding immediately prior to the effective time of the Merger (excluding those shares that are held by Surgery Partners, Merger Sub or us or any of our subsidiaries and stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive the Merger Consideration in cash (without interest and subject to applicable withholding taxes). At the effective time of the Merger, (i) each of our stock options, whether vested or unvested, will be entitled to receive an amount in cash equal to the excess, if any, of the Merger Consideration over the exercise price per share multiplied by the number of shares of our common stock subject to such stock option and (ii) each unvested restricted share of our common stock that is outstanding immediately prior to the effective time of the Merger will be canceled, with the holder of such unvested restricted share of common stock becoming entitled to receive an amount in cash equal to the Merger Consideration multiplied by the maximum number of shares of common stock subject to such restricted share. Our board of directors and a special committee of the board of directors composed entirely of independent directors unanimously approved the Merger Agreement.

Completion of the Merger is subject to customary conditions, including (i) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the absence of any law, order or injunction prohibiting the Merger or any pending legal proceeding that seeks to prohibit, prevent, enjoin, restrain or materially delay the Merger.  Further, the transaction is subject to the approval of the Merger Agreement by holders of a majority of the outstanding shares of our common stock.

Jefferies Finance LLC and THL Credit, Inc. have provided committed debt financing for the transaction.  Surgery Partners has also obtained equity financing commitments for the transactions contemplated by the Merger Agreement. The aggregate proceeds of such debt and equity commitments will be sufficient for Surgery Partners to pay the aggregate Merger Consideration and all related fees and expenses, including any required refinancings or repayments of existing indebtedness. In addition, an investment fund affiliated with H.I.G. has provided us with a limited guarantee in our favor, guaranteeing the payment of certain monetary obligations that may be owed pursuant to the Merger Agreement, including any reverse termination fee that may become payable.

The Merger Agreement contains customary termination provisions for us and Surgery Partners and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in our board of directors’ recommendation, we may be required to pay Surgery Partners a termination fee of $4.368 million.  The Merger Agreement also provides that Surgery Partners will be required to pay us a reverse termination fee of (i) $6.552 million if Surgery Partners fails to close the Merger because it does not receive financing to consummate the Merger after all other conditions have been satisfied and it is not otherwise in breach or (ii) $10.920 million if Surgery Partners terminates the Merger Agreement in its discretion or otherwise fails to close the Merger after all conditions to closing have been satisfied.

The foregoing description of the Merger Agreement has been provided solely to inform investors of its terms. The representations, warranties, and covenants contained in the Merger Agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Merger Agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties, and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement, and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders of, or other investors in, NovaMed. Our shareholders and other investors are not third-party beneficiaries under the Merger Agreement and should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of NovaMed, Surgery Partners, Merger Sub, or any of their respective subsidiaries or affiliates. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading.

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

Industry Overview

Ambulatory Surgery Center Industry

The term “ambulatory surgery” refers to medical procedures performed on a nonhospitalized patient who is able to return home the same day. Since the inception of outpatient surgery centers in the early 1970s, the ASC industry has grown consistently, with approximately 5,300 Medicare-certified ASCs as of December 31, 2010, according to the Centers for Medicare and Medicaid Services (“CMS”).  Improved surgical techniques and technologies have significantly expanded the number of surgical procedures that can be performed in an ASC. Lasers, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has minimized post-operative side effects such as nausea and drowsiness, resulting in shorter recovery times and in many cases eliminating the need for overnight hospitalization.

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

Our Business Model

We are focused primarily on operating, developing and acquiring ASCs within new and existing markets. We believe that our experience in operating ASCs, when coupled with our management services experience in working with physicians, will provide our physician-partners with an efficient operating environment to maximize quality patient care. Our business was founded in the eye care setting, but we have expanded into other specialties and expect to continue to acquire and develop ASCs in varying specialties.

Surgical Facilities

As of March 15, 2011, we own and operate 37 ASCs, each of which is a state-licensed and Medicare-certified ASC. Physicians perform a variety of surgical procedures in our ASCs, including ophthalmology, orthopedics (including podiatry), pain management, gastroenterology, urology, ENT, plastic surgery and gynecology. Fifty-five percent (55%) of the surgical procedures performed in our facilities in 2010 were ophthalmic procedures, with pain management, orthopedics, gastroenterology, ENT and urology comprising 19%, 10%, 5%, 4% and 2%, respectively. Elective plastic surgery (i.e. surgery not covered by third party payors) is approximately 1% of our total procedures.

We generally own and operate our surgical facilities through joint ownership arrangements in which we own a majority interest in the facility with the noncontrolling equity interests being owned by the physicians that perform surgeries in the ASC and live in the ASC’s local community. Each facility is generally owned and operated through a separate limited liability company, with one of our wholly owned subsidiaries generally serving as the manager of the entity. In certain instances, we may own the facility through a limited partnership with one of our wholly owned subsidiaries serving as the general partner.

Product Sales

We own and operate an optical laboratory business that specializes in surfacing, finishing and distributing corrective lenses and eyeglass lenses. Our laboratories have in excess of 275 active customers, including ophthalmologists, optometrists, opticians and optical retail chains. Our optical products purchasing organization allows health care professionals to purchase optical and medical products through us from more than 275 suppliers. We expanded our purchasing organization in December 2007 when we acquired an optical products purchasing organization based in Minneapolis, Minnesota. With this acquisition, we now process consolidated monthly billing for over 2,300 customers. A customer of these businesses includes a former affiliated practice which is a party to a multi-year optical supply agreement with us pursuant to which our group purchasing organization and optical laboratories are the primary providers of optical products and supplies to this practice. Unless the parties agree on an extension, this supply agreement will expire in December 2012. The product sales revenue generated from this customer in 2010 constituted six and one-half percent of our total product sales revenue.

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

For a further discussion regarding these segments and their respective financial information, please see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Growth Strategy

Surgical Facilities

We are focused on operating, developing and acquiring ASCs. Historically, our emphasis was primarily on eye surgical services. Over time, however, we have expanded into other specialties such as orthopedics (including podiatry), pain management, gastroenterology, urology, ENT, plastic surgery and gynecology. This expansion into other specialties has been through both the acquisition of new facilities and the addition of specialties to our existing centers. While ophthalmology is still our largest specialty and a key part of our growth strategy, we are actively evaluating and pursuing opportunities in other specialties. The key elements of our growth strategy are:

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

Acquiring Equity Interests in ASCs

We have a development staff that is responsible for identifying, evaluating and negotiating the acquisition of majority interests in ASCs in new or existing markets. In certain instances, we may also consider acquiring a minority, rather than a majority, equity interest. The acquisition of a well-established ASC is an attractive means of entry into a new market, particularly in states that require a certificate of need (“CON”) for development. In analyzing potential transactions, the evaluation of our prospective physician-partners is a critical factor. We recognize that the success of our ASCs is tied directly to the success of our physician-

partners and their practices. We believe our management services experience from our history as a physician practice management company greatly enhances our physician evaluation process.

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

Developing Newly Constructed ASCs

Our development staff is also responsible for identifying potential opportunities to build new ASCs with physician-partners. These projects involve partnering with one or more physicians in a local community that is either underserved from a facility standpoint, or involve physicians who do not have the resources, productivity or expertise to construct a facility on their own and seek an experienced partner to help finance, structure and oversee the project. Generally, development of a new ASC can be an attractive alternative in states that do not require a CON to build a new center. We have developed two of our 37 ASCs as of March 15, 2011. In addition, in 2009, we relocated one of our ASCs from Altamonte Springs, Florida into a newly constructed and expanded facility with four operating rooms in Orlando, Florida.

Product Sales

We believe there are opportunities to grow our products sales business by adding customers, as well as offering a broader range of products and services. In 2007, we added to our optical products group purchasing organization by purchasing another purchasing organization based in Minneapolis, Minnesota. In August 2008, we supplemented our marketing products and services business by acquiring MDnetSolutions, a call center and marketing solutions company serving primarily the bariatric market.  In June 2010, we sold the MDnetSolutions business back to its previous owner.

Competition

Surgical Facilities

In operating, developing and acquiring our ASCs, our principal competitors are corporations, physicians and hospitals. There are several publicly held and private companies actively engaged in the acquisition, development and operation of ASCs. Some of these companies may acquire and develop multi-specialty ASCs, practice-based ASCs focusing on varying specialties, or a combination of the two. Moreover, some of these companies have the acquisition and development of ASCs as their core business, while other competitors are larger companies that have subsidiaries or divisions engaged in this business. Many of these competitors have greater resources than us. In recent years, we have seen hospitals becoming much more active in competing with us for the acquisition and development of ASCs. Hospitals are also becoming much more active in employing physicians and/or purchasing medical practices. In each of our local markets, we compete with hospitals and other ASCs in attracting physicians to utilize our ASCs, for patients and for managed care contracting opportunities.

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

Our marketing products and services business competes in a fragmented market, with no dominant competitors that have significant market share.

Other

Our management services are provided to eye care professionals through long-term affiliations. The market for these management services is fragmented, and we do not face any single, dominant national competitor. Eye care professionals may seek a corporate partner to assist them in the growth and development of their practices, as well as with the day-to-day management and administration of their businesses. Factors that may influence an eye care professional’s decision to retain a corporate partner to provide management services are the corporate partner’s experience and scope and quality of services offered, the eye care professional’s need for these services, and price.

Employees

As of March 1, 2011, we had approximately 772 employees, 503 of whom are full-time employees. We are not a party to any collective bargaining agreements and we consider our relations with our employees to be good.

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

Federal Law

Anti-Kickback Statute.  The federal anti-kickback statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or in order to induce, (i) the referral of a person for services, (ii) the furnishing or arranging for the furnishing of items or services, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering any item or service, in each case, reimbursable under Medicare, Medicaid or other federal health care programs.  Recent revisions to the anti-kickback statute passed as part of the Health Reform Law now provide that knowledge of the anti-kickback statute or the intent to violate the anti-kickback statute is not required.  Other revisions now provide that submission of a claim for services or items generated in violation of the anti-kickback statute constitutes a false or fraudulent claim and may be subject to additional penalties under the Federal Civil False Claims Act. Violations of the anti-kickback statute may result in criminal penalties, including imprisonment or criminal fines of up to $25,000 per violation, civil penalties of up to $50,000 per violation plus up to three times the amount of the underlying remuneration, and exclusion from federal or state programs including Medicare or Medicaid.

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

Included among the safe harbors to the anti-kickback statute are certain safe harbors for investment interests in general, and for investment interests in ASCs, specifically. As of March 15, 2011, we co-own 35 of our ASCs with one or more physicians, and we will likely co-own with physicians most of the ASCs that we will acquire in the future. We will also likely be selling noncontrolling interests in our existing wholly owned ASCs to physicians in the near- to intermediate-term. It is unlikely that our co-ownership will meet all of the parameters of the general investment interest safe harbors or the ASC investment interest safe harbors. As discussed above, however, an arrangement that does not fit squarely within a safe harbor is not per se unlawful under the anti-kickback statute. If a practice does not fit within a safe harbor, however, no guarantee can be given that the practice will be exempt from prosecution or the imposition of civil monetary penalties; it will be viewed under the totality of the facts and circumstances. It is our intent to structure all such co-ownership arrangements in a manner that complies with as many of the safe harbor components as possible, that meets the objectives of the anti-kickback statute, and that follows the other available regulatory guidance regarding ASC co-ownership arrangements to the greatest extent possible.

The applicable regulatory authorities have provided limited guidance regarding ASC ownership arrangements that are permissible under the anti-kickback statute. Based on the guidance that is available, we believe that our joint ownership arrangements comply with the anti-kickback law based on, among other things, the following factors: all of the jointly owned ASCs are Medicare certified; patients referred to an ASC by an investor are informed of the referring physician’s investment interest in the ASC; the terms on which an investment interest in the ASC is offered to an investor are not related to the previous or expected volume of referrals or services by, or other business with, the investor; neither any of the investors (including us) nor the ASC entity will loan money to any investors or guarantee debt of any investors incurred to purchase the investment interest; the return on investment in the ASC is directly proportional to the investors’ investment interests; the ASCs treat federal health program beneficiaries in a non-discriminatory manner; and Medicare- recognized surgical procedures account for a significant portion of each investor-physician’s medical practice income.

Self-Referral Law.  Subject to limited exceptions, the federal physician self-referral law, known as the “Stark Law,” prohibits physicians, optometrists, dentists, chiropractors, and podiatrists from referring their Medicare or Medicaid patients for the provision of “designated health services” (DHS) to any entity with which they or their immediate family members have a financial relationship. The Stark Law also prohibits the recipient of a prohibited referral from billing Medicare for the DHS provided pursuant to that referral. “Financial relationships” include both compensation and ownership relationships. “Designated health services” include clinical laboratory services, radiology and ultrasound services, durable medical equipment and supplies, and prosthetics, orthotics and prosthetic devices, as well as seven other categories of services.

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

On December 28, 2000, as modified on May 31, 2002 and August 14, 2002, the DHHS published final rules addressing “Standards for Privacy of Individually Identifiable Health Information” under HIPAA’s administrative simplification provisions. Compliance with these rules was required by April 14, 2003. These rules create substantial compliance issues for all “covered entities”—which include health care providers, health plans and health care clearinghouses—that engage in regulated transactions and activities. Operations of our ASCs are covered by the final rules. We believe our ASCs are in substantial compliance with these final rules.

Final rules addressing the “Security Standards” under HIPAA’s administrative simplification provisions were published on February 20, 2003. Compliance with these regulations was required by April 21, 2005. We believe our ASCs are in compliance.

The Health Information Technology for Economic and Clinical Health Act (HITECH Act)—part of the American Recovery and Reinvestment Act of 2009 (ARRA)—broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, the US Department of Health and Human Services issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA. We believe our ASCs are in substantial compliance with the HITECH Act requirements as well.

The HITECH Act provides a framework for security breach notification requirements to individuals affected by a breach and, in some cases, to HHS or to the media. This reporting obligation—effective September 23, 2009—applies broadly to breaches involving unsecured protected health information.  DHHS is currently in the process of finalizing regulations addressing security breach notification requirements.  DHHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009.  DHHS then drafted a Final Rule, but the rule was subsequently withdrawn by DHHS on July 29, 2010.  Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when DHHS issues the Final Rule, which it has indicated it intends to do in the near future, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information are likely to be more onerous than those contained in the Interim Final Rule.  In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates and subjects them to civil and criminal penalties for violation of the regulations beginning February 17, 2010.

Violations of HIPAA’s provisions may result in civil and criminal penalties, and the HITECH Act strengthened HIPAA’s enforcement provisions, which may result in increased enforcement activity. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts between $100 and $50,000 per violation based upon the increasing levels of culpability associated with violations, with an annual cap of $1.5 million for identical violations within a calendar year. An additional criminal monetary penalty and imprisonment may be imposed where a person knowingly obtains or discloses personal health information.  DHHS recently imposed a $1 million fine against Massachusetts General Hospital, and a $4.3 million fine against Cignet Health in February 2011 for violations of the privacy rule, suggesting increased enforcement activity in this area.

In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.  The ARRA also broadens the applicability of the criminal penalty provisions to employees of covered entities and requires DHHS to impose penalties for violations resulting from willful neglect. Further, under the ARRA, DHHS is now required to conduct periodic compliance audits of covered entities and their business associates.

Affordable Care Act.  On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), which was then amended a few days later by the Health Care and Education Reconciliation Act (“HCERA”). Together,

these two pieces of legislation are commonly referred to as the “Affordable Care Act” (“ACA”).  The stated goal of the Obama Administration in enacting the ACA was to reform the U.S. healthcare system in order to expand access to health care, improve quality, and slow the growth of health care costs.

The ACA is a broad ranging health care law that includes many provisions to be phased in periodically over the next several years.  This legislation will profoundly impact the market in which we operate and how we conduct our business.

One significant aim of the ACA is to reform the individual and group health care markets using a variety of legal mechanisms, including the “individual mandate” which, beginning in 2014, would require most uninsured Americans to purchase health insurance or pay a penalty.  At the time the individual mandate becomes effective in 2014, the ACA provides that state Insurance Exchanges are to be operational across the United States in order to facilitate the purchase of health insurance at affordable premiums.  Additionally, the ACA expands access to Medicaid and introduces a number of particular Medicare initiatives.

The ACA faces legal and political challenges and it is unknown whether and to what degree it may withstand these challenges.  After the ACA was enacted, a number of plaintiffs, including many states, filed numerous lawsuits in various federal district courts challenging the ACA on a variety of grounds, including the constitutionality of the individual mandate.  One especially significant development in the legal challenge to the ACA came in January 2011, when a federal district judge in the state of Florida ruled that the individual mandate is unconstitutional and that, as a result, the whole of the ACA is unconstitutional.  It appears likely that the United States Supreme Court will ultimately determine whether the individual mandate and the ACA are constitutional, and whether the federal government and states continue to implement and enforce the law, but the time frames for when the matter could come before the Supreme Court and then when a decision might be issued are uncertain.

Additionally, the ACA is being challenged in Congress.  Numerous bills have been introduced to repeal all or parts of the legislation, and one bill that would repeal the entire law, HR 2, was approved by the US House of Representatives in January 2011.

If the ACA is not struck down by courts or repealed by Congress, while the ultimate impact of the ACA is unknown, it has the potential to change the entire healthcare marketplace in unpredictable ways.  The ACA could dramatically alter the current payor mix with more individuals receiving benefits through government as opposed to private payors, increasing our dependence on Medicare and Medicaid reimbursement regimes. Additionally, if provisions of the ACA lead to value-based purchasing or pay-for-performance programs being implemented for ASCs, this would impose additional burdens in the form of further quality reporting obligations accompanied by potentially lower reimbursements.

We are unable to predict whether pending legal and political challenges to the ACA will result in the ACA being struck down, or otherwise being modified, or becoming subject to repeal or defunding in whole or in part.  Further, if the ACA does substantially survive pending legal and political challenges, we cannot predict the scope and impact of regulations on ASCs that will result directly and indirectly from the ACA, which will be implemented by CMS and other agencies.  The many changes that could be brought about by the ACA and its related regulatory framework could reduce our revenues or increase our costs and could have a material adverse effect on our business, financial condition or results of operations.

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

Corporate Practice of Medicine.  A number of states have enacted laws that prohibit, or have common law that prohibits, the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed physician. Application of the corporate practice of medicine prohibition varies from state to state. Although we neither employ physicians nor provide professional medical services, we provide services to physicians in connection with their performance of surgical procedures through laser services agreements and through our remaining management services agreements. To the extent any act or service to be performed by us is construed by a court or enforcement agency to constitute the practice of medicine, we cannot be sure that a particular state court or enforcement agency may not construe our arrangements as violating that jurisdiction’s corporate practice of medicine doctrine. In such an event, we may be required to redesign or reformulate our relationships with these physicians and there is a possibility that some provisions of our agreements may not be enforceable.

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

Affordable Care Act.  The ACA is a broad ranging health care law that includes many provisions to be phased in over the next several years.  We are unable to predict whether pending legal and political challenges to the ACA will result in the ACA being struck down on legal grounds, or otherwise being modified, or becoming subject to repeal or defunding in whole or in part.  Further, if the ACA does substantially survive pending legal and political challenges, we cannot predict the scope and impact of regulations on ASCs that will result directly and indirectly from the ACA, which will be implemented by CMS and other agencies.  The many changes that could be brought about by the ACA and its related regulatory framework could reduce our revenues or increase our costs and could have a material adverse effect on our business, financial condition or results of operations.

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

Discontinued Operations

On June 17, 2010, our Board of Directors approved the sale of our MDnetSolutions business.  Our Board determined that MDnetSolutions has been more negatively impacted than the Company’s other businesses by the challenging economic environment experienced since its acquisition.  The Board determined that the prospects for this business to become profitable were not sufficient to justify further investment and support of this business.  For this reason, the Board determined to sell MDnetSolutions.  On June 18, 2010, we sold the MDnetSolutions business back to its previous owner.  The results of this business, and the after-tax loss generated by the sale, are classified as discontinued operations for all periods presented.

Item 1A.  Risk Factors

The following factors should be considered in evaluating our Company and our business. These factors may have a significant impact on our business, operating results and financial condition.

Risks Relating to Our Proposed Merger

If the Merger contemplated by the Merger Agreement with Surgery Partners and Merger Sub does not occur, it could have a material adverse effect on our business, results of operations, and financial condition.

On January 20, 2011, we entered into a Merger Agreement with Surgery Partners and Merger Sub providing for the Merger of Merger Sub with and into us, with our company surviving the Merger as a wholly-owned subsidiary of Surgery Partners.  Upon completion of the Merger, each share outstanding immediately prior to the effective time of the Merger (excluding those shares that are held by Surgery Partners, Merger Sub or us or any of our subsidiaries and stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically canceled and converted into the right to receive $13.25 in cash (without interest and subject to applicable withholding taxes). The transaction is expected to close in the second quarter of 2011, subject to customary closing conditions, including customary antitrust and regulatory approvals. Further, the transaction is subject to the approval of the Merger Agreement by holders of a majority of the outstanding shares of our common stock.

We cannot predict whether the closing conditions for the Merger set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. The Merger Agreement may be terminated by us, on the one hand, or Surgery Partners, on the other hand, under certain circumstances, and termination of the Merger Agreement may require us to pay a termination fee of approximately $4.368 million to Surgery Partners. If the conditions to the transactions set forth in the Merger Agreement are not satisfied or waived pursuant to the Merger Agreement, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline; (ii) we will remain liable for the significant expenses that we have incurred related to the transaction, including legal and financial advisor fees, and may be required to pay the approximately $4.368 million termination fee; (iii) we may experience substantial disruption in our sales and operating activities, and the loss of key personnel, customers, suppliers, and other third-party relationships, any of which could materially and adversely affect us and our business, operating results, and financial condition; and (iv) we may have difficulty attracting and retaining key personnel.

Until the closing of the transactions, it is possible that the focus of our management team and employees may be diverted, and that there may be a negative reaction to the Merger on the part of our customers, employees, suppliers, or other third-party relationships. The Merger Agreement also contains certain limitations regarding our business operations prior to completion of the Merger.

Risks Relating to Our Business

Current economic conditions may adversely affect our business

The current economic conditions in the United States may adversely affect our results of operations, our financial condition and our ability to pursue our growth strategy. The current economic conditions and continuing levels of high unemployment could result in fewer procedures being performed at our ASCs because patients may delay or cancel treatments. Further increases in unemployment could also result in fewer individuals being covered by employer-sponsored health plans and more individuals being covered by lower paying government-sponsored programs such as Medicare and Medicaid. Adverse economic conditions may also increase pressure on federal and state governments to contain or reduce reimbursements from Medicare, Medicaid and other programs. To the extent that commercial payors are adversely affected by the economy, we may experience declines in commercial rates, a slow down in collections and a reduction in the amounts we expect to collect.

In addition, our credit facility expires on December 15, 2011 unless we repay or refinance our convertible notes prior to this date in which case the expiration date will be extended to August 31, 2012. If the merger does not close, our plan is to negotiate an amendment to our credit facility to extend the term and provide for the ability to pay off our convertible debt in 2012 with borrowings from our amended credit facility.  There is no assurance we will be successful.

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

Our current debt levels may limit our ability to use indebtedness to fund our growth. As of December 31, 2010, we had $21.5 million outstanding under our credit facility which expires on December 15, 2011 unless we repay or refinance our convertible notes prior to this date in which case the expiration date will be extended to August 31, 2012. Our $80 million facility consists of a $50 million revolving credit facility and a $30 million term loan facility. We also have $75 million outstanding in 1.0% convertible senior subordinated notes due June 15, 2012, which we will need to repay or refinance prior to maturity. This high level of indebtedness, among other things, could limit our ability to borrow additional funds or refinance our existing credit facility on favorable terms, if at all. Our indebtedness could also cause us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations and development activities. As our indebtedness has increased, the portion of our borrowings at variable interest rates has also increased, which leaves us vulnerable to interest rate increases. Our degree of leverage also places us at a competitive disadvantage compared to our competitors that have less debt. We could also fund our growth, or reduce our outstanding indebtedness, through the issuance of equity securities. To the extent any such equity financing is available to us, it may be dilutive to our current equity holders.

Under the current terms of our credit facility, as of December 31, 2010, we had approximately $49 million of potential availability under the $50 million revolving credit facility. As of December 31, 2010, the $30 million term loan facility requires quarterly payments of $1.25 million, which increase to $1.5 million commencing December 31, 2011. We are unable to borrow additional funds under the $30 million term loan facility; consequently, our borrowing availability under our existing credit facility is limited to the availability under the $50 million revolving credit facility. In addition, we are not able to use the final $10 million of availability for the purpose of acquisitions.

Reduced prices and reimbursement rates for surgical procedures as a result of competition or Medicare and other governmental and private third party payor cost containment efforts could reduce our revenue, profitability and cash flow

Government sponsored health care programs accounted for approximately 33% of our consolidated net revenue for the year ended December 31, 2010. The health care industry is continuing to experience a trend toward cost containment as government and private third-party payors seek to contain reimbursement and utilization rates and to negotiate reduced payment schedules with health care service providers. These trends may result in a reduction from historical levels in per patient revenue received by our ASCs. Changes in Medicare payment rates have, in the past, resulted in reduced payments to ASCs. Medicaid and other governmental and private insurance payments also could be affected to the extent that these insurance programs use payment methodologies based on Medicare rates, or take actions independent of Medicare to revise payment methodologies.

On January 1, 2008, pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (referred to as the “Medicare Modernization Act”), the CMS began implementing a new methodology for determining Medicare payment rates for ASCs. When CMS implemented these revised rates, payment amounts for most procedures furnished by our ASCs changed, in some cases significantly. Payment for some high-volume procedures, such as cataract extraction, increased, while payment for others, such as YAG laser capsulotomy and gastroenterology procedures, decreased. CMS is implementing the new methodology over four years. During 2010, subject to transition year rules and other adjustments, ASCs generally were paid approximately 59 percent of what comparably situated hospitals were paid for the same service. In 2011, subject to transition year rules and other adjustments, ASCs generally will be paid approximately 56 percent of what comparably situated hospitals will be paid for the same service. Procedures that were approved for payment in the ASC setting prior to 2008 are subject to transition rules, and as such may be paid more or less than the approximately 56 percent of the hospital rate. The percentage relationship between ASC and hospital payment rates will continue to fluctuate from year-to-year as CMS annually recalculates the conversion factors and applies budget neutrality and inflation adjustments. Consequently, we expect Medicare payments for most procedures furnished by our ASCs to fluctuate annually, and in some cases significantly. However, we also expect the overall gap between hospital and ASC rates to continue to widen.  To the extent the amount that Medicare pays ASCs for procedures fluctuates, potential revenues likewise could fluctuate and decline. Many private payors utilize Medicare payment schedules or shadow price Medicare payments. Consequently, changes to Medicare payments also could negatively affect revenues available from non-Medicare patients.

In addition, payments for certain services commonly furnished in a physician office, or “office-based” procedures are capped at the amount Medicare pays physicians as a technical component when the services are furnished in the office setting. As such, payments for many procedures commonly furnished in our ASCs are well below the payment a hospital would receive for the same procedure. Approximately 350 procedures (10 percent of covered procedures) are currently designated as “office-based.” To the extent that we furnish a substantial number of “office-based” procedures, revenues could be negatively impacted.

The ACA now requires CMS to reduce the annual inflation update for ASC payments by making a productivity adjustment of 1.3 percentage points each year.  As such, while the applicable inflation adjustment for 2011 for ASC payment rates is 1.5 percent, since the applicable productivity adjustment is 1.3 percent, the actual inflation adjustment for ASCs payments is a mere 0.2 percent for 2011.  As a result of this productivity adjustment, we expect Medicare payments for ASC services to be increased only nominally from year to year.

Under current law, only procedures specifically designated by CMS will be covered when furnished in the ASC setting.  As such, our facilities can receive a facility payment from Medicare only for ASC covered procedures. CMS develops and maintains the listing of ASC Covered Procedures (defined by HCPCS Code). At present, approximately 3,500 procedures are approved for payment in the ASC setting. CMS is required by law to update the list of ASC Covered Procedures every two years. Although CMS recently has updated the list of ASC Covered Procedures annually, CMS has occasionally disregarded this requirement and failed to update the list. There is a risk that CMS will continue to occasionally disregard this statutory requirement, and not update the list of ASC Covered Procedures as required by law. There also is a substantial risk that CMS could eliminate Medicare coverage for many surgical procedures.  In November 2004, CMS proposed to delete 100 procedures from the list of ASC Covered Procedures, including many procedures that are commonly furnished in ASC settings. Although CMS ultimately decided in May 2005 to delete only five of the proposed 100 procedures, CMS could again propose and ultimately decide to substantially reduce the number of procedures for which Medicare will pay an ASC facility fee, a change that could affect the financial viability of our business. To the extent that any procedures performed at our ASCs are deleted from the list of ASC Covered Procedures, it could negatively and materially affect our revenue and business.

Considerable uncertainty surrounds the future determination of Medicare reimbursement levels for ambulatory surgical services. Services reimbursable under the Medicare program are subject to legislative change, administrative rulings, interpretations, discretion, governmental funding restrictions and requirements for utilization review. Such matters, as well as more general governmental budgetary concerns, may significantly reduce payments made to ASCs under this program, and there can be no assurance that future Medicare payment rates will be sufficient to cover the costs of, or cost increases in, providing services to Medicare patients. These uncertainties are compounded as a result of the unknown future of the ACA, which faces continuing legal and political challenges. We cannot predict the outcomes  of court decisions that will affect the ACA, nor how legislative efforts to repeal, modify, dilute, or defund the ACA may impact our business.  The outcome of court decisions and legislative battles and actions regarding the ACA could have a material adverse effect on the Company. See “Government Regulation—Federal Law—Affordable Care Act.”

Changes to Medicare reimbursements may also impact our revenue from private third party payors because many private third party payors tie their reimbursement levels to Medicare rates.

Revenue from laser vision correction procedures comprised approximately one percent of our surgical facilities net revenue for the year ended December 31, 2010. The market for providing laser vision correction and other refractive surgery procedures continues to be highly competitive. In response, many of our competitors are offering laser vision correction or other refractive surgery services at lower prices than the prices we charge. If price competition continues, however, we may choose or be forced to lower the facility fees we charge in our surgical facilities. If we lower our fees, we could experience reductions in our revenue, profitability and cash flow.

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

In addition, co-owning ASCs with physicians may create additional regulatory risk. See “Government Regulation—Federal Law—Anti-Kickback Statute.”

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

We anticipate that we will fund the acquisition and development of future ASCs from cash generated from our operations and amounts borrowed under our credit facility. The maximum commitment available under our revolving credit facility is currently $50 million (the remaining $30 million is a term loan that is being paid down but under which we cannot borrow additional funds). Our current credit facility expires on December 15, 2011 unless we repay or refinance our convertible notes prior to this date in which case the expiration date will be extended to August 31, 2012. As of March 2, 2011, we have approximately $49 million of potential availability under our $50 million revolving credit facility. Our ability to pursue acquisition and development activity will be limited to the availability under our $50 million revolving credit facility and cash generated from our operations. In addition, we are not able to use the final $10 million of availability for acquisitions.

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

We acquired ten ASCs in 2006, two ASCs in 2007, three ASCs in 2008 and no ASCs in 2009 and one ASC in 2010 (which we absorbed into our Orlando, Florida ASC). Despite making just one acquisition in 2009 and 2010, our business strategy contemplates us continuing to acquire and develop more ASCs in the future. Our growth has placed, and will continue to place, increased demands on our employees, business systems and other resources. Continued expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, we will need to continue to implement and improve the management and operation of our business systems and to expand, train, manage and motivate our employees. Our operating results could suffer if we do not properly manage our growth.

We may not compete effectively with other companies that have greater resources and experience than us or that may make it more difficult to maintain our licensure

Competitors with substantially greater financial, technical, managerial, marketing and other resources and experience may compete more effectively than us. We compete with other businesses, including ASC companies, hospitals, individual physicians, other ASCs, laser vision correction centers, eye care clinics and providers of retail optical products. Competitors with substantially greater resources and less debt than us may be more successful in acquiring and developing surgical facilities. In recent years, we have seen hospitals becoming much more active in competing with us for the acquisition and development of ASCs. Hospitals and other ASCs may also be more successful in attracting physicians to utilize their facilities. Hospitals are also becoming much more active in employing physicians and/or purchasing medical practices. Our optical laboratories and optical products purchasing organization also face competition on national, regional and local levels. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing ASCs and surgical equipment, as well as competitive eye care related services. Competition for retaining the services of highly qualified medical, technical and managerial personnel is significant.

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

For example, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any direct or indirect remuneration in return for the referral of patients or the ordering or purchasing of items or services payable under Medicare, Medicaid or other federal health care programs. This statute is very broad and Congress directed the DHHS to develop regulatory exceptions, known as safe harbors, to the statute’s referral prohibitions. While we have attempted to structure the ownership and operation of our ASCs within a safe harbor, we do not satisfy all of the requirements. Because there is no legal requirement that relationships fit within a safe harbor, a business arrangement that does not comply with the safe harbor, or for which a safe harbor does not exist, does not necessarily violate the anti-kickback statute.

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

In addition, there also is a material risk that Congress, CMS or the states could revise physician ownership and referral laws in a manner that could prohibit or limit physician ownership of ASCs.  Recent revisions to the Stark Law enacted as part of the Health Reform Law have the practical effect of generally prohibiting physician ownership in new hospitals and freezing physician ownership levels in existing hospitals. While this legislation applies only to hospitals, and not to ASCs, future actions by either Congress or CMS could ban or limit physician ownership of ASCs. Additionally, several states are considering limits on physician ownership in and referrals to specialty hospitals, and a few are considering similar limitations on physician ownership in and referrals to ASCs. In New Jersey, a state court in November 2007 ruled that physicians who refer their patients to an ASC in which they have an ownership interest, violate the New Jersey Codey Act’s ban against self-referrals.  In response, the New Jersey legislature passed SB 787, which creates several exceptions for referrals made by physicians to ASCs in which they have a “significant beneficial interest” while at the same time creating more restrictions on ASC operations generally and establishing a moratorium on the establishment of future ASCs.  To the extent that Congress, CMS or any of the states act to prohibit or limit physician ownership of ASCs, the investment structure of our ASCs could be significantly affected.

If certain laws and regulations change, or the interpretation and/or enforcement of such laws and regulations change, we may elect to purchase some or all of the equity interests in our ASCs owned by physicians. The regulatory changes that could trigger this repurchase include it becoming: (i) illegal for a physician to own an equity interest in one of our ASCs; (ii) illegal for physician-owners in our ASCs to refer Medicare or other patients to the facility; or (iii) substantially likely that the receipt by physician-owners of cash distributions from the limited liability company or partnership will be illegal. The cost of repurchasing these equity interests would be substantial. We may not have sufficient capital resources to fund these obligations, and it may trigger the need to procure additional debt or equity financing. To the extent any such financing was available to us, it may be on terms that reduce our earnings or are dilutive to our current equity holders. While we attempt to structure these purchase obligations as favorable as possible to us, the triggering of these obligations could have a significantly negative effect on our financial condition and business prospects.

Furthermore, on October 30, 2008, CMS posted a final rule substantially revising the Medicare ASC Conditions for Coverage (“CfCs”). These changes took effect on May 18, 2009 and impose significant new regulatory burdens on ASCs which may constrain the range of services we offer and require us to incur additional cost and expense. Moreover, it is possible that changes to our facilities and operations may not be sufficient to be in compliance with new Medicare conditions, in which case some or all of our ASCs may be forced to disenroll from the Medicare program. Many governmental and private payors require Medicare certification as a condition to participate in their payment plans. Any ASC not enrolled in Medicare may likewise be precluded from enrolling in other governmental and private payor plans. Such exclusion would have a material negative effect on our business.

Adoption of new laws or regulations governing our business could significantly add to our cost of doing business.

Hospitals are currently obligated to periodically make mandatory quality reports to CMS.  CMS has the authority to similarly require ASCs to file quality reports, and the agency has previously indicated its intent to use its rulemaking authority to establish a similar mandatory quality reporting obligation for ASCs at an unknown time in the future.

Provisions in the ACA initiate the process of connecting Medicare payments for a variety of health care services to quality of care processes and outcomes.  Under the ACA, CMS is to begin implementing a value-based purchasing program for hospital services in 2013.  For ASCs, the ACA requires that by January 2011, CMS develop a plan for a value-based purchasing program.  As of February 2011, CMS had not yet issued its plan.  Once the ASC plan is developed, however, it would not automatically be imposed on ASCs, because the ACA does not give CMS authority to implement a value-based purchasing program for ASCs.   Unlike the hospital value-based purchasing program, which is authorized by the ACA, congressional action would be required before ASCs are subject to any value-based purchasing program.   Accordingly, the linking of Medicare payments to quality of performance and outcomes for ASCs is unlikely to occur as rapidly as will be the case for hospitals.

It is likely that CMS will propose that ASCs be required to report quality data beginning as soon as 2012.  Such a requirement could impose substantial new compliance burdens and costs on our facilities.

ASCs may become subject to a payment penalty based on “acquired conditions” that patients get from the ASC.  Currently, Medicare’s “acquired conditions” policy applies only to hospitals, which are subject to reduced Medicare reimbursements when hospital patients incur a secondary diagnosis, such as a surgical site infection, that was not present upon admission to the hospital.   The ACA requires CMS to conduct a study by January 2012 on whether to expand Medicare’s acquired conditions policy to provider types other than hospitals, including ASCs.  It is unclear whether such a policy will be applied to ASCs; an acquired conditions policy could substantially impact Medicare reimbursements to our facilities.

According to its Work Plan for 2011, the Inspector General (“IG”) for the US Department of Health and Human Services has undertaken a review of the appropriateness of the current rate-setting methodology for ASCs, and the IG indicates it intends to provide the results of its review prior to October 2011.  If the IG determines that the current ASC rate-setting methodology should be modified to incorporate value-based purchasing concepts, such an IG report could become a catalyst for legislators to require value-based purchasing for ASCs more quickly.

Regulation of the construction, acquisition or expansion of ASCs could prevent us from developing, acquiring, expanding or relocating facilities

Most states require licenses to own and operate ASCs, and some states require a CON to construct or modify an ASC. Several states recently have been revising licensure and CON laws in a manner that makes it more difficult to develop or relocate ASCs. If we are unable to procure the appropriate state licensure approvals, or if we are unable to obtain a CON in states with CON laws, then we may not be able to acquire or construct a sufficient number of ASCs, or to expand the scope of services offered in our existing ASCs, to achieve our growth strategy. Procuring these approvals could take considerable time, effort and expense, and may result in delays in opening new or modified facilities. Moreover, if we are unable to maintain good relations with the landlords of our ASCs, we may be forced to relocate a facility from time to time. If we are forced to relocate a facility, we may incur substantial costs in building out and furnishing our new location. In addition, depending on the state, we may also have difficulty obtaining the necessary state licensure and CON approvals to relocate the facility. See “Government Regulation—State Law.”

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

If a change in events or circumstances causes us to write-off a portion of our intangible assets, our total assets could be reduced significantly and we could incur a substantial charge to earnings

Intangible assets, primarily in the form of goodwill, represent a significant portion of our total assets. At December 31, 2010, intangible assets represented approximately 81% of total assets and 199% of NovaMed, Inc. stockholders’ equity. The intangible asset value represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of these assets may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the asset may exceed its fair value, in which case an impairment charge to earnings may become necessary. If, in the future, we determine that our intangible assets have suffered an impairment that requires us to write off a portion of the asset due to a change in events or circumstances, this write-off could significantly reduce our total assets and we could incur a substantial charge to earnings, as well as be in default under one or more covenants in our credit facility.

Becoming and remaining compliant with federal regulations enacted under the Health Insurance Portability and Accountability Act and the Health Information Technology for Economic and Clinical Health Act could require us to expend significant resources and capital, and could impair our profitability and limit our ability to grow our business

Numerous federal regulations have been adopted under HIPAA and the HITECH Act, which extends certain provisions of the security and privacy regulations to “business associates.” We have taken actions in an effort to establish our compliance with HIPAA’s and the HITECH Act’s privacy regulations, and we believe that we are in substantial compliance with HIPAA’s and the HITECH Act’s privacy regulations. These actions include having our ASCs and affiliated providers implement new HIPAA-compliant policies and procedures, conducting employee HIPAA training, identifying business associates with whom we need to enter into new or amended HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

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

In addition, compliance with the HIPAA security regulations require ASCs and other covered entities to implement reasonable technical, physical and administrative security measures to safeguard protected health information maintained, used and disclosed in electronic form. Moreover, the HITECH Act establishes a requirement for security breach notifications. We have taken actions in an effort to establish our compliance with HIPAA’s and the HITECH Act’s security regulations, and we believe that we are in substantial compliance with HIPAA’s security regulations. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

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

Risks Relating to our Common Stock

Future sales of shares of our common stock could depress our stock price

After giving effect to the convertible note hedge and warrant transactions that we entered into in connection with our convertible note offering in June 2007, the conversion of some or all of our 1.0% convertible senior subordinated notes due June 15, 2012 may dilute the ownership interests of our existing stockholders. With the net share settlement feature of the Convertible Notes, upon conversion we will deliver cash instead of shares to repay the principal amount of the Convertible Notes. At the time of conversion we may elect to finance all or a portion of this $75 million through the issuance of equity securities which may be dilutive to our current equity holders and could adversely affect the market price of our common stock. If at the time of conversion our share price exceeds the conversion price of $19.113 per share, we have the option of funding such excess residual value with shares of our common stock or cash. Pursuant to the note hedge transaction, Deutsche Bank AG London is required to deliver to us those shares of our common stock necessary to cover the residual value of any excess over $19.113 per share. To the extent our share price exceeds $24.93 per share, then pursuant to the warrant transaction, we will be required to deliver shares of our common stock representing the value of the warrants in excess of $24.93 per share. In addition, if a “qualifying fundamental change” occurs prior to maturity of the Convertible Notes, the conversion rate will be increased by an additional number of shares of common stock as provided for in the indenture governing the Convertible Notes. This additional issuance of common stock pursuant to these warrants may also be dilutive to our current equity holders and could adversely affect the prevailing market prices of our common stock. In addition, the existence of the Convertible Notes and the related convertible note hedge and warrant transactions may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

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

Fluctuations in our quarterly operating results may make it difficult to predict our future results of operations and may cause volatility in our stock price

During 2010, the market price of our common stock was volatile, fluctuating from a high trading price of $16.41 to a low trading price of $7.71 per share. Our results of operations have varied and may continue to fluctuate from quarter to quarter. We have a high level of fixed operating costs, including compensation costs and rent. As a result, our profitability depends to a large degree on the volume of surgical procedures performed in, and on our ability to utilize the capacity of, our surgical facilities.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own any real property except for one of our ASCs, which owns the underlying real estate. We generally lease space for our corporate offices, our ASCs and our product sales operations, all of which are located in 21 states. As part of our management services business, we also lease the clinics of our affiliated providers. In some cases, these facilities are leased from related parties. See “Item 13—Certain Relationships and Related Transactions.” Our corporate offices currently consist of 11,367 square feet in Chicago, Illinois, 14,400 square feet in Roswell, Georgia, and 7,600 square feet in Des Plaines, Illinois.

The terms and conditions of our real property leases vary. The forms of lease range from “modified triple net” to “gross” leases, with terms generally ranging from month-to-month to nine years, with certain leases having multiple renewal terms exercisable at our option. Generally, our ASCs and eye care clinics are located in medical complexes, office buildings or free-standing buildings. The square footage of these offices range from 2,250 square feet to 13,100 square feet, and the terms of these leases have expiration dates ranging from October 31, 2011 to September 30, 2020. Depending on state licensing and certificate of need issues, relocating or expanding the space in any of our ASCs may require state regulatory approval.

The following is a list of our 37 ASCs as of March 1, 2011:

Location	Number of Operating Rooms	Our Ownership Percentage	Specialty
Jonesboro, AR	2	51%	Ophthalmology
Whittier, CA	2	51%	Multispecialty
Colorado Springs, CO	2	64%	Ophthalmology
Denver, CO	1	51%	Ophthalmology
Gainesville, FL	2	51%	Ophthalmology
Lake Worth, FL	2	60%	Ophthalmology
Orlando, FL	4	62%	Orthopedic
Sebring, FL	2	56.25%	Multispecialty
Atlanta, GA	2	100%	Ophthalmology
Chicago, IL	1	69.5%	Ophthalmology
Maryville, IL	1	77%	Ophthalmology
Oak Lawn, IL	4	51%	Multispecialty
River Forest, IL	2	51%	Ophthalmology
Merrillville, IN	2	51%	Ophthalmology
New Albany, IN	2	51%	Ophthalmology
New Albany, IN	2	51%	Pain Management
Overland Park, KS	3	51%	Ophthalmology
Baton Rouge, LA	4	51%	Pain Management
Berkley, MI	2	51%	Ophthalmology
Kalamazoo, MI	4	61.9%	Multispecialty
Florissant, MO	1	100%	Ophthalmology
Kansas City, MO	2	51%	Ophthalmology
St. Peters, MO	2	57.3%	Multispecialty
Warrensburg, MO	2	51%	Ophthalmology
Fremont, NE	1	51%	Multispecialty
Bedford, NH	1	51%	Ophthalmology
Nashua, NH	2	51%	Ophthalmology
Sandusky, OH	1	60%	Ophthalmology
Bethlehem, PA	2	65%	Multispecialty
Lebanon, PA	3	64%	Multispecialty
Chattanooga, TN	1	57%	Ophthalmology
Cleveland, TN	2	65%	Multispecialty
Dallas, TX	3	65%	Multispecialty
San Antonio, TX	2	55%	Ophthalmology
Tyler, TX	2	60%	Ophthalmology
Richmond, VA	1	80%	Ophthalmology
Madison, WI	2	51%	Ophthalmology

Item 3.  Legal Proceedings

Since the announcement of the proposed Merger, four putative class actions have been filed against the Company, the members of its board of directors, Surgery Center Holdings, Inc. and Merger Sub. Three of these actions have been filed in the Court of Chancery of the State of Delaware. One was filed in the Circuit Court of Cook County, Illinois but was subsequently dismissed by the plaintiff without prejudice. The three actions in the Court of Chancery of the State of Delaware have been consolidated as In re NovaMed, Inc. Shareholder Litigation, C.A. No. 6151-VCP (the “Delaware Action”). The plaintiffs in the Delaware Action allege, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties by failing to maximize the value to be received by its stockholders and by failing to disclose all material information necessary for its stockholders to make an informed decision regarding the merger and that Parent and the Merger Sub aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. The Court has scheduled a hearing for April 4, 2011 on the plaintiffs’ anticipated motion for a preliminary injunction barring the defendants from consummating the proposed transaction. The Company believes the allegations in the Delaware Action are without merit and intends to vigorously defend the action.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since August 18, 1999, our common stock has traded on the NASDAQ Global Select Market under the symbol NOVA. The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock on the NASDAQ Global Select Market (all prices have been adjusted to reflect our 1:3 reverse stock split effective as of June 1, 2010):

	High	Low
Fiscal year ended December 31, 2010:
Fourth Quarter	$12.96	$9.35
Third Quarter	$9.67	$7.71
Second Quarter	$16.41	$7.95
First Quarter	$12.87	$10.02
Fiscal year ended December 31, 2009:
Fourth Quarter	$14.97	$11.01
Third Quarter	$14.76	$11.25
Second Quarter	$12.93	$6.42
First Quarter	$10.44	$5.31

On March 7, 2011, the last reported sale price of our common stock was $13.15, and there were 201 holders of record of our common stock. This figure does not include the number of individual beneficial holders of securities that are held in the “street name” of a securities dealer. The quotations listed above do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

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

Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
10/01/2010–10/31/2010	—	$—	None	None
11/01/2010–11/30/2010	4,768	$11.85	None	None
12/01/2010–12/31/2010	—	$—	None	None
Total	4,768	$11.85

(1)                                Represents an aggregate of 4,768 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

Item 6.  Selected Financial Data

The consolidated statement of operations data set forth below for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data at December 31, 2010 and 2009, are derived from our audited consolidated financial statements which are included elsewhere herein. The consolidated statement of operations data set forth below with respect to the years ended December 31, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from our audited financial statements which are not included in this Form 10-K.

The data set forth below should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share and Other Data)
Consolidated Statement of Operations Data:(a)(b)
Net revenue	$151,802	$154,031	$140,168	$128,621	$104,256
Operating income	$36,880	$40,029	$35,821	$31,510	$23,031
Income from continuing operations attributable to NovaMed, Inc.	$7,208	$8,251	$6,928	$4,802	$5,536
Income from continuing operations attributable to NovaMed, Inc. per basic share	$0.94	$1.09	$0.86	$0.60	$0.72
Income from continuing operations attributable to NovaMed, Inc. per diluted share	$0.92	$1.06	$0.83	$0.57	$0.66
Other Data:(a)
ASCs operated at end of period	37	37	37	34	32
Number of surgical procedures performed	151,725	159,633	139,389	129,387	96,161

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:(a)
Working capital	$(10,211)	$7,146	$12,136	$18,438	$10,240
Total assets	242,853	247,967	251,421	195,704	160,547
Total debt, excluding current portion	70,982	104,282	124,566	80,960	61,112
Total NovaMed, Inc. stockholders’ equity	99,061	91,028	82,476	77,505	68,116

Notes:

(a)                                 On December 12, 2007, our Board of Directors approved a plan to close or sell three majority owned ASCs in Columbus, Georgia; Laredo, Texas and Thibodaux, Louisiana.  During 2010, one of the Company’s wholly owned subsidiaries sold substantially all of the assets of its MDnetSolutions business.  Operating results of these entities are reported as discontinued operations for all periods presented.

(b)                                On May 19, 2010, the Company’s Board of directors and stockholders approved a 1-for-3 reverse stock split with an effective date of June 1, 2010.  The Company has recast the presentation of share and per share data in the prior year financial statements to reflect the reverse stock split.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents our consolidated financial condition at December 31, 2010 and 2009 and the results of operations for the years ended December 31, 2010, 2009 and 2008. You should read the following discussion together with the “Selected Financial Data,” our consolidated financial statements and the related notes and other financial data contained elsewhere in this annual report. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the section captioned “Risk Factors,” the introductory paragraph to Part I, and elsewhere in this Form 10-K.

On January 20, 2011, we announced that we signed a definitive merger agreement providing for the acquisition of us by an affiliate of Surgery Center Holdings, Inc. in a transaction in which our stockholders would receive $13.25 per share in cash.  The merger agreement was unanimously approved by our board of directors, including a special committee of independent directors.  The transaction is expected to close in the second quarter of 2011, subject to customary closing conditions, including customary antitrust and regulatory approvals. Further, the transaction is subject to the approval of the merger agreement by holders of a majority of the outstanding shares of our common stock.

As a result of the merger agreement, we paid William Blair & Company a fee of $0.25 million which was earned upon delivery of its opinion during the first quarter of fiscal year 2011.  In addition, $2.5 million will be payable to William Blair & Company upon the consummation of the merger. We also expect to incur approximately $0.4 - $0.5 million of additional transaction costs during the first quarter of fiscal year 2011.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs). As of December 31, 2010, we owned and operated 37 ASCs of which 35 were jointly owned with physician-partners. We also own other businesses including an optical laboratory, an optical products purchasing organization, and marketing products and services businesses and we provide management services to two eye care practices.

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

•                  Strengthen and build relationships with existing and new physician- partners.  Our physician-partners play a significant role in the success of our ASCs. We share a common goal with our physician-partners which is to operate efficient, productive and profitable ASCs. Our objective is to own more than 50% of each ASC but less than 100%; however, in certain instances we may consider owning a noncontrolling interest.

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

Uncertainties Entering 2011

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

•                  Goodwill represents a significant portion of our total assets. At December 31, 2010, goodwill represented approximately 80% of total assets and 196% of NovaMed, Inc. stockholders’ equity. Goodwill represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of this asset may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the assets of each of our reporting units may exceed fair value, in which case an impairment charge to earnings may become necessary. During 2010, our estimate of the fair value of the assets of some of our reporting units declined. This was due to a combination of operating performance as well as a decline in market multiples. While it was not necessary to record an impairment charge in 2010, a further decline in operating performance and/or market multiples could negatively impact the fair value of our goodwill. This could lead us to determine that our goodwill has suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial non-cash charge to earnings, and cause us to be in default under the minimum net worth covenant in our credit facility. For this covenant, we are subject to a minimum net worth requirement that increases each quarter.  The minimum requirement is 75% of our net worth at June 30, 2009 plus 50% of our net income (without giving effect to any losses) for each quarter after June 30, 2009 plus 50% of the proceeds from any equity issuance since June 30, 2009 plus 50% of any incremental additive equity associated with any acquisitions.  Based on this definition, our minimum net worth requirement was $70.8 million compared to our actual net worth of $99.1 million as of December 31, 2010.  A goodwill impairment of $28.3 million would have caused us to be in violation of this covenant.  As of December 31, 2010 and 2009, our net book value of equity exceeded our market capitalization of $91.7 million and $89.8 million, respectively, by $7.3 million and $1.2 million, respectively.  Our annual test for goodwill impairment conducted in December of each year considers the relationship between market capitalization and net book value of equity but does not consider it to be the basis for the test.  Our annual test for goodwill impairment utilizes a market multiple approach to estimate the fair value of each of our reporting units.  For each reporting unit, we apply a range of enterprise value multiples obtained from various market sources to the respective budgeted EBITDA (earnings before interest, income taxes, depreciation and amortization) for the following year.  We further apply a fair value percentile to each range based on our estimate of what we would realize if we were to sell the reporting unit as a whole in an orderly transaction between market participants.  The EBITDA of the reporting units excludes certain corporate overhead expenses that, in our opinion, a market participant would not incur in operating the reporting unit.  When the market multiple approach results in an estimated fair value less than 5% greater than its carrying value, we also perform a discounted cash flow projection to determine fair value.  We believe this additional approach to estimating fair value serves two purposes.  When market multiples are readily available and fall within a reasonable range and there are not significant fluctuations in EBITDA in the reporting unit over time, the discounted cash flow approach provides another reference point for fair value.  In this case, the weighting of the two approaches will depend on specific circumstances such as the number of comparable transactions we have to derive the market multiple and the projected performance of the reporting unit as compared to its recent performance.  When there are significant fluctuations in EBITDA in the reporting unit over time and/or unique issues impacting near term results, the discounted cash flow approach provides a more relevant valuation methodology as short term issues are minimized in a multi-year projection.  In this case, we weight the discounted cash flow approach 100%.  During our 2010 annual goodwill assessment, our optical laboratory reporting unit had a market multiple fair value less than 5% greater than its carrying value.  Both the market multiple approach fair value and the discounted cash flow approach fair value exceeded the carrying value so there was no need to weight the two approaches.

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

Revenue Recognition and Accounts Receivable, Net of Allowances.  Revenue from surgical procedures performed at our surgical facilities and patient visits to our eye care practices, net of contractual allowances and a provision for doubtful accounts, is recognized at the time the service is performed. The contractual allowance is the difference between the fee we charge and the amount we expect to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. We base our estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, our contracted rate with other third party payors or our historical experience when we do not have a specific Medicare or contracted rate. We base our estimate for doubtful accounts on the aging category and our historical collection experience. While we believe that our contractual allowances are appropriate, if our actual contractual adjustments or bad debts differ from our estimates, our results of operations may be affected. During the years ended December 31, 2010, 2009 and 2008, we had no significant adjustments to contractual allowances related to prior periods. Our optical products purchasing organization negotiates buying discounts with optical product manufacturers. The buying discounts and any handling charges billed to the members of the purchasing organization represent the revenue recognized. Product sales revenue from our optical laboratories and marketing products and services businesses, net of an allowance for returns and discounts, is recognized when the product is shipped or service is provided to the customer. We base our estimates for sales returns and discounts on historical experience and have not experienced significant fluctuations between estimated and actual return activity and discounts given.

Accounts receivable have been reduced by the reserves for estimated contractual allowances and doubtful accounts noted above. Prior to 2009, we recorded an estimated contractual allowance for each procedure performed in our surgical facilities based on the difference between the fee we charged for the procedure and what we expected to be paid. This resulted in a large contractual allowance balance recorded on our balance sheet. In July 2009, we began the implementation of a new process whereby our billing system automatically adjusts for the difference between our fee and the amount we expect to be paid and no contractual allowance is recorded. This new process was implemented over time at most of our surgical facilities and applies to most, but not all, of the surgical procedures performed and charges entered. In November 2010, we finalized the implementation of the new process. As a result of this new process, our contractual allowance balance decreased significantly in 2010 and is expected to decrease further in 2011.  We estimate that it will take nine months to a year, post implementation, before the contractual allowance balances relating to the legacy process are substantially eliminated.  Furthermore, the contractual allowance balances relating to the legacy process will never be completely eliminated since we decided to not implement the new process at six of our ASCs due to billing system constraints.  In addition to not being able to completely eliminate the contractual allowance balances of the legacy process, we will always have a certain amount of contractual allowance balances relating to our new process because the new process is not being applied to all surgical procedures performed.  There are certain procedures we perform for which we do not have a contract with the respective payor.  As a result, we will continue to record an estimated contractual allowance for these procedures based on historical experience. This new process did not and will not impact net revenue or net accounts receivable which have always been reported net of the contractual allowance.

Asset impairment.  In assessing the recoverability of our fixed assets, goodwill and other noncurrent assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Our reported goodwill represents a significant portion of our total assets. We test goodwill for impairment in accordance with Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, annually and/or when factors indicating impairment are present. Accounting standards require that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component). The fair value of the reporting unit is compared to its carrying amount, including goodwill, to determine if an impairment exists. We have one operating segment within our Surgical Facilities reportable segment. For impairment testing purposes, each of the our ASCs qualify as components of that operating segment. Because the ASCs have similar economic characteristics, the components are aggregated and deemed a single reporting unit. We have four other reporting units that are included within our Product Sales and Other reportable segments. These include our optical laboratory business, optical products purchasing organization, optometric practice/retail store and ophthalmology practice. In conducting our impairment analysis, we utilize a market comparable and discounted cash flow approach. Differences in assumptions used under this approach could have a significant impact on the determination of the fair value of our reporting units. We currently believe we have adequate support for the carrying value of our goodwill based on assumptions used in our impairment analysis. However, the analysis requires significant judgments and estimates to be made by management. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. We will continue to perform a goodwill impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, we may change our estimates.

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

Stock-based Compensation.  On January 1, 2006, we adopted the provisions of ASC 718, Compensation-Stock Compensation, which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black- Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. We also estimate the expected service period over which our stock-based awards will vest.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue for the years indicated.

	2010	2009	2008
Net revenue:
Surgical facilities	84.7%	85.2%	83.1%
Product sales and other	15.3	14.8	16.9
Total net revenue	100.0	100.0	100.0
Operating expenses:
Salaries, wages and benefits	29.7%	29.6%	30.0%
Cost of sales and medical supplies	24.2	23.0	23.2
Selling, general and administrative	18.5	17.8	18.2
Depreciation and amortization	3.3	3.7	3.0
Total operating expenses	75.7	74.1	74.4
Operating income	24.3	25.9	25.6
Other (income) expense:
Interest expense	5.9	5.7	5.8
Interest income	—	—	—
Other (income) expense	(0.2)	—	—
Total other (income) expense	5.7	5.7	5.8
Income before income taxes	18.6	20.2	19.8
Income tax provision	2.9	3.4	3.2
Income from continuing operations	15.7	16.8	16.6
Loss from discontinued operations	(0.2)	(0.5)	—
Net gain (loss) on disposal of discontinued operations	(1.0)	—	0.2
Net income	14.5	16.3	16.8
Net income attributable to noncontrolling interests	11.0	11.5	11.7
Net income attributable to NovaMed, Inc.	3.5%	4.8%	5.1%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue

Consolidated.  Total net revenue decreased by 1.5% from $154.0 million to $151.8 million. Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for 2010 and 2009. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates. Surgical facilities net revenue decreased by 2.1% from $131.2 million to $128.5 million. The decrease was primarily the result of a 5.0% decrease in the number of procedures performed offset by a 3.0% increase in the net revenue per procedure due to a change in procedure and payor mix.

	2010	2009	Increase (Decrease)
	(dollars in thousands)
Surgical Facilities:
Same-facility:
Net revenue	$128,509	$131,192	$(2,683)
# of procedures	151,725	159,633	(7,908)
New ASCs:
Net revenue	$—	$—	$—
# of procedures	—	—	—

On November 2, 2010, the Centers for Medicare and Medicaid Services (CMS) published their final 2011 rates for ASCs. We estimate the impact of the final 2011 rates (including wage-index changes), based on our current procedure volumes and mix, will positively impact annual surgical facilities revenue by approximately $0.4 million, or $.01 per diluted share.

The success of our business depends on our relationship with, and the success and efforts of, the physicians who perform surgical procedures at our ASCs. Our revenue and profitability would decline if our relationship with key physicians deteriorated or those physicians reduced or eliminated their use of our ASCs.

Product Sales and Other. The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue increased by 2.0% from $22.8 million to $23.3 million. Net revenue at our optical laboratory business increased by $0.6 million due to an increase in new customers and existing customer orders. Net revenue from our marketing products and services businesses increased by $0.2 million primarily due to sales of marketing products to vendors and healthcare providers. Net revenue from our ophthalmology practice decreased by $0.3 million primarily due to a decrease in the number of patient visits.

	2010	2009	Increase (Decrease)
	(dollars in thousands)
Product Sales:
Optical laboratories	$5,917	$5,334	$583
Optical products purchasing organization	4,969	5,064	(95)
Marketing products and services	2,687	2,478	209
Optometric practice/retail store	1,920	1,862	58
	15,493	14,738	755
Other:
Ophthalmology practice	7,800	8,101	(301)
Total Net Product Sales and Other Revenue	$23,293	$22,839	$454

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased by 1.2% from $45.6 million to $45.0 million. As a percentage of net revenue, salaries, wages and benefits expense increased slightly from 29.6% to 29.7%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased by 1.2% from $28.8 million to $28.5 million. The decrease was the result of a decrease in procedures at our ASCs and staff reductions.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments decreased by 5.3% from $8.6 million to $8.2 million primarily due to a decrease in patient visits at our ophthalmology practice and staff reductions.

Corporate.  Salaries, wages and benefits expense increased by 3.0% from $8.1 million to $8.4 million. The increase was primarily due to increased health benefit costs and annual salary increases.  This increase was partially offset by $0.3 million of reduced stock-based compensation expense.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased by 4.1% from $35.4 million to $36.8 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.0% to 24.2%. Cost of sales and supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased by 2.1% from $30.1 million to $30.7 million. As a percentage of net revenue, cost of sales and medical supplies expense increased from 22.9% to 23.9%. The expense and percentage increase was primarily the result of some of our ASCs performing an increased number of high revenue/high cost procedures such as pain management pumps and stimulators.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments increased by 15.1% from $5.3 million to $6.1 million primarily due to increased volume at our optical laboratories and an increase in a high revenue, high cost retinal procedure performed at our ophthalmology practice.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased by 2.4% from $27.4 million to $28.1 million. As a percentage of net revenue, selling, general and administrative expense increased from 17.8% to 18.5%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment remained flat at $25.6 million.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments increased by 11.9% from $3.8 million to $4.3 million primarily due to higher legal expenses relating to an internal compliance review.

Corporate.  Corporate selling, general and administrative expense increased by $0.3 million primarily due to merger related expenses.

Depreciation and Amortization.  Depreciation and amortization expense decreased 10.9% from $5.7 million to $5.0 million primarily due to certain assets being fully depreciated at some of our ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net increased from $8.8 million to $8.9 million primarily due our adoption of a new accounting standard included in ASC 470-20. As a result of the adoption of the new accounting standard, we recorded additional non-cash interest expense during 2010 and 2009 of $4.6 million and $4.2 million, respectively.

Other (Income) Expense, net.  Other income was $0.3 million in 2010 of which $0.4 million related to proceeds received in a settlement agreement relating to an outstanding lawsuit.

Provision for Income Taxes.  Our effective tax rate from continuing operations in 2010 was 38.1% compared to 39% in 2009.  The tax rate decreased by 2.0% primarily due to the partial reversal of a valuation allowance recorded in 2007 relating to the loss on investment of a non-consolidated affiliate.  In 2007, we recorded a $1.0 million impairment charge relating to our 25% interest in an ASC located in Ft. Lauderdale, Florida.  We recorded a tax benefit relating to the loss and recorded a corresponding valuation allowance against the tax benefit.  In 2010, we received $0.4 million in proceeds relating to a settlement agreement with the owner of this ASC.  We recorded a tax provision on the settlement income and a corresponding reduction to the previously recorded valuation allowance.  Our effective tax rate increased 1.1% in 2010 due to recent changes in various state income taxes. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return and varying state income tax rates.

Discontinued Operations.  On June 18, 2010, one of our wholly-owned subsidiaries sold substantially all of the assets of our MDnetSolutions business.  In the second quarter of 2010, we recorded an after tax loss on the sale of this business of $1.6 million.  For purposes of the loss calculation, future potential earn-out payments to us from the buyers of up to $1.0 million are not considered due to the uncertainty of collection.  All future earn-out payments received by us, if any, will be recorded as income from discontinued operations in the period received.  In addition to recording the net loss on disposal of this business, we reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated results of Operations.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $16.7 million in 2010 as compared to $17.7 million in 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue

Consolidated.  Total net revenue increased by 9.9% from $140.2 million to $154.0 million. Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and procedures performed for 2009 and 2008. Net revenues generated from surgical facilities are derived from the fees charged for the procedures performed in our ASCs and through our laser services agreements. Our procedure volume is directly impacted by the number of ASCs we operate and their respective utilization rates. Surgical facilities net revenue increased by 12.7% from $116.4 million to $131.2 million. This increase was primarily the result of a $15.2 million increase from ASCs we acquired or developed after January 1, 2008 (“new ASCs”) and a $0.5 million, or 0.4%, decrease from ASCs that we owned for the entire comparable reporting periods (“same-facility”). The decrease in same-facility net revenue was primarily the result of a 2.1% decrease in the number of same-facility procedures performed offset by a 1.7% increase in the net revenue per procedure due to a change in procedure and payor mix.

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

Product Sales and Other.  The table below summarizes product sales and other net revenue by significant business component. Product sales and other net revenue decreased by 3.7% from $23.7 million to $22.8 million. Net revenue at our optical products purchasing organization decreased by $0.6 million due to a decrease in existing customer orders. Net revenue from our marketing products and services businesses decreased by $0.5 million primarily due to a reduction in sales of marketing products to vendors and healthcare providers. Net revenue at our optical laboratory business decreased by $0.5 million due to a decrease in existing customer orders. Net revenue from our ophthalmology practice increased by $0.8 million primarily due to an increase in the number of patient visits.

	2009	2008	Increase (Decrease)
	(dollars in thousands)
Product Sales:
Optical laboratories	$5,334	$5,810	$(476)
Optical products purchasing organization	5,064	5,672	(608)
Marketing products and services	2,478	2,959	(481)
Optometric practice/retail store	1,862	1,935	(73)
	14,738	16,376	(1,638)
Other:
Ophthalmology practice	8,101	7,345	754
Total Net Product Sales and Other Revenue	$22,839	$23,721	$(882)

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense increased by 8.4% from $42.0 million to $45.6 million. As a percentage of net revenue, salaries, wages and benefits expense decreased slightly from 30.0% to 29.6%. Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment increased by 15.6% from $24.9 million to $28.8 million. The increase was the result of staff costs at ASCs acquired during 2008, salary increases at some of our same-facility ASCs and a shift of some personnel from our Corporate segment to our Surgical Facilities segment.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments increased by 2.9% from $8.4 million to $8.6 million primarily due to an increase in patient visits at our ophthalmology practice.

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

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased by 8.7% from $32.5 million to $35.4 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.2% to 23.0%. Cost of sales and supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment increased by 12.0% from $26.9 million to $30.1 million. As a percentage of net revenue, cost of sales and medical supplies expense decreased from 23.1% to 22.9%. The expense increase was the result of costs associated with our new ASCs and increased supply costs at some of our same-facility ASCs.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments decreased by 6.8% from $5.7 million to $5.3 million primarily due to decreased revenue at our optical laboratories business and marketing products and services businesses which was partially offset by increased expenses at our ophthalmology practice due to increased net revenue.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense increased by 7.3% from $25.5 million to $27.4 million. As a percentage of net revenue, selling, general and administrative expense decreased from 18.2% to 17.8%. Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment increased by 12.3% from $22.8 million to $25.6 million. The increase was due to costs associated with our new ASCs and an increase of $0.8 million in management and billing/collections fees charged to the ASCs for services rendered by our corporate personnel.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments decreased by 3.4% from $3.9 million to $3.8 million.

Corporate.  Corporate selling, general and administrative expense decreased by $0.8 million due to an increase in management and billing/collections fees charged to the operating segments for services rendered by certain corporate personnel.

Depreciation and Amortization.  Depreciation and amortization expense increased 33.1% from $4.2 million to $5.7 million primarily due to increases in depreciation associated with our new ASCs and the relocation of one of our ASCs.

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

Discontinued Operations.  We incurred costs associated with our MDnetSolutions business during 2009.  On June 18, 2010, one of our wholly-owned subsidiaries sold substantially all of the assets of our MDnetSolutions business.  We incurred costs associated with our Laredo, Texas ASC during 2008. On August 7, 2008, our Laredo, Texas ASC sold substantially all of its assets for $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.2 million in the third quarter of 2008. As part of our discontinued operations plan announced in the fourth quarter of 2007, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC in February 2008. We received proceeds of $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in the first quarter of 2008.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $17.7 million in 2009 as compared to $16.4 million in 2008. All of this increase was attributable to new ASCs.

Liquidity and Capital Resources

Operating activities for 2010 generated $41.2 million in cash flow compared to $44.1 million in 2009. Of the $2.9 million decrease in cash flow from operating activities, $2.6 million was due to lower net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, deferred income taxes, non-cash subordinated debt interest and non-cash loss on sale of our MDnetSolutions business. The contribution from changes in operating assets and liabilities decreased $0.3 million. Changes in accounts receivable resulted in lower cash inflow of $1.7 million during 2010 as compared to 2009 due to higher collections in the first nine months of 2009 from acquired ASCs. Changes in accounts payable and accrued expenses resulted in additional cash flow of $0.8 million during 2010 as compared to 2009 primarily due to the timing of vendor payments.

Cash flows used in investing activities were $2.0 million in 2010 compared to $4.4 million in 2009. Investing activities in 2010 included the acquisition of one ASC for $1.3 million, the purchase of property and equipment for $1.5 million and net proceeds from noncontrolling interest transactions of $0.7 million.  Investing activities in 2009 included the purchase of property and equipment for $3.7 million, the payment of additional purchase price consideration of $0.7 million for one of our ASCs and net proceeds from noncontrolling interest transactions of $0.1 million.

Cash flows used in financing activities were $38.5 million in 2010 compared to $40.7 million in 2009. Cash flows used in financing activities in 2010 included distributions to noncontrolling interests of $16.3 million, net payments of $18.7 million under our credit facility, $4.2 million of capital lease and other debt obligation payments, proceeds of $0.3 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan and proceeds of $0.4 million relating to a note entered into by one of our ASCs. Cash flows from financing activities in 2009 included distributions to noncontrolling interests of $18.5 million, net payments of $16.9 million under our credit facility, payments of $1.1 million relating to the repurchase of our common stock, $4.5 million of capital lease and other debt obligation payments and proceeds of $0.2 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $19.113 per share, or approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. At December 31, 2010, we had $66.7 million in convertible subordinated debt outstanding, net of debt discount. As of December 31, 2010, the fair value of the $75.0 million Convertible Notes was approximately $69.0 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million based on the level 2 valuation hierarchy, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. The adoption of ASC 470-20 added approximately $4.6 million, $4.2 million and $3.9 million of non-cash interest expense to our 2010, 2009 and 2008 results of operations, respectively. This resulted in a reduction to net income of approximately $2.8 million ($0.35 per diluted share), $2.6 million ($0.33 per diluted share) and $2.4 million ($0.28 per diluted share) in 2010, 2009 and 2008, respectively. The adoption of ASC 470-20 will add approximately $5.1 million of non-cash interest expense to our 2011 results of operations and will reduce net income by approximately $3.1 million ($0.37 per diluted share). The adoption of ASC 470-20 does not have an impact on our cash flows.

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

Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations. The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, $1.25 million commencing December 31, 2010 and $1.5 million commencing December 31, 2011. The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions. At December 31, 2010, we had approximately $49.2 million of potential borrowing availability under our revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement. The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment. Under the terms of the credit agreement, we were subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 and 4.25 times for the quarters ended December 31, 2009 and 2010, respectively, and will decrease to 4.00 times for the quarter ended December 31, 2011 and thereafter. We are also subject to a maximum senior leverage ratio of 2.50 times initially, which decreased to 2.25 times for the quarter ending December 31, 2010 and thereafter. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

At December 31, 2010, we had no borrowings outstanding under our revolving credit facility and $21.5 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 4.3% and were in compliance with all of our covenants. The weighted average interest rate on credit line borrowings during 2010 was 4.8%. In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

As of December 31, 2010 and 2009, we had cash and cash equivalents of $4.5 million and $3.9 million, respectively, of which $2.9 million and $2.6 million, respectively, was restricted pursuant to agreements with six of our ASCs. As of December 31, 2010 and 2009, we had working capital of ($10.2) million and $7.1 million, respectively.  The negative working capital as of December 31, 2010 includes $21.5 million of debt under our term loan facility which is likely to expire December 15, 2011.  Prior to the expiration date, we plan to negotiate another amendment to our credit facility to extend the term as well as provide for the ability to use borrowings from our credit facility to pay off our Convertible Notes when they mature in 2012.  However, if we are unsuccessful in negotiating an amendment to our credit facility, this could negatively impact our ability to fund future operations and pay off our debt.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of our acquisition and expansion activities, capital requirements associated with our businesses, and the future cost of equipment.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 51% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  As of December 31, 2010, there was $1.7 million outstanding under this note.  This note is collateralized by certain assets of the New Albany ASC.

During 2008, our Orlando, Florida ASC, of which we own a 62% interest, entered into a $3.3 million installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of December 31, 2010, there was $2.4 million outstanding under this note.  This note is collateralized by certain assets of the Orlando ASC.

In February 2008, we completed the sale of our 70% interest in our Thibodaux, Louisiana ASC. We received proceeds of $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.1 million in 2008. In August 2008, our Laredo, Texas ASC sold substantially all of its assets for $0.2 million. As a result, we adjusted our previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $0.3 million in 2008.

We had an option to purchase an additional 26% equity interest from our physician-partner in our Ft. Lauderdale, Florida ASC to enable us to increase our interest in the ASC to a majority equity interest. We elected not to exercise this purchase option and instead we exercised our option to sell our noncontrolling interest to our physician-partner for the original price paid. We effectuated the sale of our noncontrolling interest effective as of July 31, 2009. Our physician-partner disputed the validity of our exercise. On November 5,

2009, we filed a lawsuit against this physician seeking to collect the payment of this purchase price.  In August 2010, we settled this litigation, the terms of which confirmed the effectiveness of the sale of this interest as of July 31, 2009 and received proceeds of $0.4 million.

Two partners in our Richmond, Virginia ASC who each own a 14.5% equity interest have the option to sell us back their interest at the same price they paid to acquire their interest which is $0.3 million.  In October 2010, we received notices from both partners of their intent to exercise this option.  The notices required 120 days prior written notice of their sale of these interests back to us and we repurchased their interests effective February 25, 2011.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

Contractual Obligations and Commitments

We have various contractual obligations which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, we are contractually committed to make certain minimum lease payments for the use of property under operating lease agreements. The following table summarizes our significant contractual obligations and commitments at December 31, 2010 and the future periods in which such obligations are expected to be settled in cash.

	Payments due by period (dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$1,203	$491	$498	$214	$—
Operating leases	29,745	6,362	11,027	8,108	4,248
Long-term debt(1)	21,500	21,500	—	—	—
Interest payments on long-term debt(1)	887	887	—	—	—
Convertible notes(2)	75,000	—	75,000	—	—
Interest payments on convertible notes(2)	1,094	750	344	—	—
Notes payable	7,506	3,534	2,821	1,151	—
Total	$136,935	$33,524	$89,690	$9,473	$4,248

	Expiration by period (dollars in thousands)
Commercial Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Letter of Credit	$833	$833	$—	$—	$—
Total	$833	$833	$—	$—	$—

(1)           Balance is amount outstanding under our credit facility that expires December 15, 2011. Interest payments are based on the amount and weighted average interest rate of debt outstanding at December 31, 2010.

(2)           Balance is principal amount of convertible notes issued during 2007 that are due June 15, 2012. Interest payments are based on the coupon interest rate of 1% annually. For a further discussion on the convertible notes, see Note 11 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing and cash management activities. We have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings. We do not use derivative instruments for speculative purposes. Our borrowings are primarily indexed to the prime rate or LIBOR and have a mix of maturities.  NovaMed Eye Surgery Center of New Albany, LLC, of which we own a 51.0% equity interest, entered into a swap agreement in 2006 as follows: $1.7 million in principal amount outstanding as of December 31, 2010 under a note with PNC Bank with a fixed rate of 5.51% from August 4, 2006 to August 1, 2011.

As of December 31, 2010, we had $21.5 million outstanding under our term loan facility which was subject to the one-month LIBOR.  A hypothetical 100 basis point increase in market interest rates would result in additional interest expense of $0.2 million.  The fair value of this debt approximated its carrying value at December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our senior management, including our Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2010. BDO USA, LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included with our financial statements in Item 15(a)(1) and incorporated by reference.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information in response to this item is incorporated by reference from the “Proposal No. 1—Election of Directors,” “Other Directors” and “Executive Officers” sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010 (the “2011 Proxy Statement”).

Item 11.  Executive Compensation

The information in response to this item is incorporated by reference from the “Executive Compensation” section of the 2011 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in response to this item is incorporated by reference from the “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” sections of the 2011 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information in response to this item is incorporated by reference from the “Certain Relationships and Related Transactions,” “Proposal No. 1—Election of Directors” and “Other Directors” sections of the 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information in response to this item is incorporated by reference from the “Proposal No. 4—Ratification of Independent Registered Public Accounting Firm” and “Auditor Fees” sections of the 2011 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as part of this Form 10-K:

1.             The following consolidated financial statements of the Company, with the reports of independent registered public accounting firms, are filed as part of this Form 10-K:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

2.             The following consolidated financial statement schedules of the Company are filed as part of this Form 10-K:

Schedule II—Rule 12-09 Valuation Reserves

(b)                               The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

Exhibit Number	Exhibit

2.1(A)	Purchase Agreement dated as of June 1, 2007 with members of Surgery Center of Kalamazoo, LLC

2.2(B)	Agreement and Plan of Merger, dated as of January 20, 2011, among Surgery Center Holdings, Inc., Wildcat Merger Sub, Inc. and NovaMed, Inc.

2.2(B)	Form of Voting Agreement, dated as of January 20, 2011, by and among Surgery Center Holdings, Inc. and each of the Company’s directors and executive officers (and certain affiliates)

3.1(C)	Amended and Restated Certificate of Incorporation of the Registrant

3.2(D)	Amended and Restated Bylaws of the Registrant

3.3(E)	Certificate of Ownership and Merger

4.1(F)	Specimen stock certificate representing Common Stock

4.2(G)	Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee

4.3(G)	First Supplemental Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee

4.4(G)	Form of Note issued pursuant to the Indenture and First Supplemental Indenture

Exhibit Number	Exhibit

4.5(G)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding warrants sold by Registrant to Deutsche Bank AG London

4.6(H)

Instrument of Resignation, Appointment and Acceptance dated September 18, 2008 pursuant to which U.S. Bank National Association replaced LaSalle Bank National Association as Trustee under the Indenture

10.1(I)	Registrant’s Second Amended and Restated 1999 Stock Purchase Plan

10.2(F)	Indemnification Agreement

10.3(J)	Employment Agreement dated July 31, 2009 with Scott T. Macomber

10.4(K)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan

10.5(L)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for Outpatient Surgery

10.6(J)	Employment Agreement dated July 31, 2009 with Thomas S. Hall

10.7(M)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza Surgery Center, LLP

10.8(N)	Asset Contribution and Exchange Agreement dated as of October 3, 2006 with Surgery Center of Cleveland, LLC

10.9(H)	Seventh Amended and Restated Credit Agreement dated as of August 31, 2009

10.10(O)	Registrant’s Second Amended and Restated Stock Incentive Plan

10.11(O)	Registrant’s Amended and Restated 2000 Employee Stock Incentive Plan

10.12(O)	Registrant’s Amended and Restated 2001 Employee Stock Incentive Plan

10.13(O)	Registrant’s Amended and Restated 2005 Restricted Stock Plan

10.14(P)	Registrant’s Second Amended and Restated 2005 Stock Incentive Plan

10.15(C)	Form of Restricted Stock Award Agreement for restricted stock awards under the 2005 Stock Incentive Plan

10.16(G)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding a convertible note hedge transaction

10.17(Q)	Amended and Restated Executive Incentive Compensation Plan

10.18(J)	Employment Agreement dated July 31, 2009 with Graham B. Cherrington

21	Subsidiaries of the Registrant

23.1	Consent of BDO USA, LLP

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2007.

(B)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2011.

(C)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2010

(D)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2007.

(E)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

(F)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-79271).

(G)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

(H)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2010.

(I)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 23, 2008.

(J)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 4, 2009.

(K)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 12, 2005.

(L)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 19, 2005.

(M)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 27, 2006.

(N)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

(O)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(P)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2009.

(Q)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NovaMed, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the financial statements, we have also audited Schedule II — Valuation Reserves. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaMed, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NovaMed Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 16, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

NovaMed, Inc.

Chicago, Illinois

We have audited NovaMed Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NovaMed, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 16, 2011

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents, including $2,906 and $2,562 of restricted cash, respectively	$4,521	$3,884
Accounts receivable, net of allowances of $13,117 and $26,421, respectively	18,333	18,673
Notes and amounts due from related parties	449	473
Inventory	2,542	2,479
Prepaid expenses and deposits	1,409	1,644
Current tax assets	2,963	2,725
Current assets of discontinued operations	—	522
Total current assets	30,217	30,400
Property and equipment, net	15,238	18,140
Goodwill	194,417	193,268
Other intangible assets, net	2,221	2,465
Other assets, net	760	1,397
Noncurrent assets of discontinued operations	—	2,297
Total assets	$242,853	$247,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,936	$9,488
Accrued expenses	5,384	5,110
Current maturities of long-term debt	25,108	8,217
Current liabilities of discontinued operations	—	439
Total current liabilities	40,428	23,254
Long-term debt, net of current maturities	4,274	42,713
Convertible subordinated debt, net of unamortized debt discount of $8,292 and $13,431, respectively	66,708	61,569
Other long-term liabilities	198	301
Deferred income tax liabilities	16,976	14,118
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Common stock, $0.01 par value, 27,253,000 shares authorized, 10,367,112 and 10,111,172 shares issued at December 31, 2010 and 2009, respectively*	101	100
Additional paid-in-capital*	116,413	113,561
Retained earnings (accumulated deficit)	1,668	(3,650)
Accumulated other comprehensive loss	(6)	(40)
Treasury stock, at cost, 2,412,399 and 2,395,414 shares at December 31, 2010 and 2009, respectively*	(19,115)	(18,943)
Total NovaMed, Inc. stockholders’ equity	99,061	91,028
Noncontrolling interests	15,208	14,984
Total stockholders’ equity	114,269	106,012
Total liabilities and stockholders’ equity	$242,853	$247,967

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenue:
Surgical facilities	$128,509	$131,192	$116,447
Product sales and other	23,293	22,839	23,721
Total net revenue	151,802	154,031	140,168
Operating expenses:
Salaries, wages and benefits	45,003	45,569	42,036
Cost of sales and medical supplies	36,819	35,370	32,529
Selling, general and administrative	28,060	27,409	25,534
Depreciation and amortization	5,040	5,654	4,248
Total operating expenses	114,922	114,002	104,347
Operating income	36,880	40,029	35,821
Other (income) expense:
Interest expense	8,899	8,778	8,138
Interest income	(3)	(4)	(68)
Other (income) expense	(318)	11	13
Total other (income) expense	8,578	8,785	8,083
Income before income taxes	28,302	31,244	27,738
Income tax provision	4,428	5,276	4,430
Income from continuing operations	23,874	25,968	23,308
Loss from discontinued operations	(335)	(740)	(53)
Gain (loss) on disposal of discontinued operations	(1,554)	—	343
Net income	21,985	25,228	23,598
Net income attributable to noncontrolling interests	16,666	17,717	16,380
Net income attributable to NovaMed, Inc.	$5,319	$7,511	$7,218
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$7,208	$8,251	$6,928
Income (loss) from discontinued operations	(1,889)	(740)	290
Net income attributable to NovaMed, Inc.	$5,319	$7,511	$7,218
Earnings per common share from continuing operations attributable to NovaMed, Inc.:*
Basic	$0.94	$1.09	$0.86
Diluted	$0.92	$1.06	$0.83
Net earnings per common share attributable to NovaMed, Inc.:*
Basic	$0.69	$0.99	$0.90
Diluted	$0.68	$0.96	$0.86

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands)

	Common Stock		Additional	Retained Earnings	Accumulated Other			Total NovaMed, Inc.
		Par	Paid-In	(Accumulated)	Comprehensive	Treasury Stock		Stockholders’	Noncontrolling
	Shares	Value	Capital	(Deficit)	Loss	Shares	At Cost	Equity	Interests
Balance, December 31, 2007*	9,802	$98	$106,928	$(18,380)	$(450)	(1,615)	$(10,691)	$77,505	$15,024
Net income	—	—	—	7,218	—	—	—	7,218	16,380
Unrealized gain (loss) on interest rate swaps	—	—	—	—	232	—	—	232	(12)
Total comprehensive income								7,450	16,368
Stock options exercised*	102	1	2,159	—	—	—	—	2,160	—
Shares issued—employee stock purchase plan*	11	—	116	—	—	—	—	116	—
Restricted stock activity*	—	—	—	—	—	(11)	(103)	(103)	—
Stock-based compensation expense	—	—	2,219	—	—	—	—	2,219	—
Repurchases of common stock*	—	—	—	—	—	(636)	(6,871)	(6,871)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,374)
Other noncontrolling interests activity	—	—	—	—	—	—	—	—	264
Balance, December 31, 2008*	9,915	99	111,422	(11,162)	(218)	(2,262)	(17,665)	82,476	15,282
Net income	—	—	—	7,511	—	—	—	7,511	17,717
Unrealized gain on interest rate swaps	—	—	—	—	178	—	—	178	25
Total comprehensive income								7,689	17,742
Stock options exercised*	73	1	84	—	—	—	—	85	—
Shares issued—employee stock purchase plan*	17	—	97	—	—	—	—	97	—
Restricted stock activity*	106	—	—	—	—	(13)	(152)	(152)	—
Stock-based compensation expense	—	—	2,067	—	—	—	—	2,067	—
Repurchases of common stock*	—	—	—	—	—	(120)	(1,126)	(1,126)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(18,531)
Other noncontrolling interests activity	—	—	(109)	—	—	—	—	(109)	491
Other	—	—	—	1	—	—	—	1	—
Balance, December 31, 2009*	10,111	100	113,561	(3,650)	(40)	(2,395)	(18,943)	91,028	14,984
Net income	—	—	—	5,319	—	—	—	5,319	16,666
Unrealized gain on interest rate swaps	—	—	—	—	34	—	—	34	16
Total comprehensive income								5,353	16,682
Stock options exercised	74	1	364	—	—	—	—	365	—
Shares issued—employee stock purchase plan	11	—	91	—	—	—	—	91	—
Restricted stock activity	171	—	—	—	—	(17)	(172)	(172)	—
Stock-based compensation expense	—	—	1,729	—	—	—	—	1,729	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(16,305)
Other noncontrolling interests activity	—	—	208	—	—	—	—	208	(153)
Other	—	—	460	(1)	—	—	—	459	—
Balance, December 31, 2010	10,367	$101	$116,413	$1,668	$(6)	(2,412)	$(19,115)	$99,061	$15,208

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 3)

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$21,985	$25,228	$23,598
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	5,168	5,885	4,318
Stock-based compensation expense	1,729	2,067	2,219
Amortization of subordinated debt fees	642	642	646
(Gain) loss on sale of ASC	—	—	(299)
Deferred income taxes	3,002	3,986	3,955
Non-cash subordinated debt interest	4,614	4,225	3,867
Non-cash loss on sale of business	2,285	—	—
Goodwill and asset impairment charge	—	—	(34)
Changes in operating assets and liabilities, net of effects of purchase transactions:
Accounts receivable	493	2,186	1,577
Inventory	(12)	(107)	267
Other current assets	199	44	(227)
Accounts payable, accrued expenses and income taxes payable	346	(461)	1,277
Other noncurrent assets	699	385	261
Net cash provided by operating activities	41,150	44,080	41,425
Cash flows from investing activities:
Payments for acquisitions, net	(1,286)	(12)	(50,119)
Purchases of property and equipment	(1,487)	(3,698)	(4,896)
Net proceeds from noncontrolling interest transactions	690	67	34
Proceeds from sale of property and equipment	73	18	96
Proceeds from sale of ASC	—	—	376
Other	—	(743)	(907)
Net cash used in investing activities	(2,010)	(4,368)	(55,416)
Cash flows from financing activities:
Borrowings under revolving credit agreement	44,400	57,200	58,300
Payments under revolving credit agreement	(63,100)	(74,100)	(25,200)
Other long term borrowings	425	130	102
ASC relocation borrowings	—	—	3,300
Distributions to noncontrolling interests	(16,305)	(18,531)	(16,374)
Proceeds from the issuance of stock, net of issuance costs	284	246	507
Repurchase of common stock	—	(1,126)	(6,719)
Payments of other debt, debt issuance fees and capital lease obligations	(4,207)	(4,522)	(1,432)
Net cash (used in) provided by financing activities	(38,503)	(40,703)	12,484
Net (decrease) increase in cash and cash equivalents	637	(991)	(1,507)
Cash and cash equivalents, beginning of year	3,884	4,875	6,382
Cash and cash equivalents, end of year	$4,521	$3,884	$4,875

The accompanying notes are an integral part of these consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

1. GENERAL INFORMATION

Description of the Business

NovaMed, Inc. (NovaMed) along with its subsidiaries (collectively, the Company) is an owner and operator of ambulatory surgery centers (ASCs). The Company’s primary focus and strategy is to acquire, develop and operate ASCs in joint ownership with physicians throughout the United States. At December 31, 2010, the Company owned and operated 37 ASCs where surgeons perform various surgical procedures. The Company owned a majority interest in 35 of its ASCs with physicians owning the remaining equity interests in these ASCs. The Company owns all of the equity interests in its other two ASCs.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation and Principles of Consolidation

The consolidated financial statements include the financial statements of NovaMed and its wholly owned and majority owned subsidiaries. The Company used the equity method of accounting for the ASC in which it owned a noncontrolling interest. The Company consolidates two physician practice management (PPM) entities under the provisions included in Accounting Standards Codification (ASC) 810, Consolidation. All significant intercompany balances and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with an original maturity of three months or less from the date of purchase. Pursuant to six of its limited liability company agreements, the cash held by each entity is restricted to that entity’s use. The cash balance subject to such restrictions was $2,906 and $2,562, at December 31, 2010 and 2009, respectively.

Inventory

Inventory consists primarily of surgical supplies used in connection with the operation of the Company’s ASCs and optical products such as eyeglass frames, optical lenses and contact lenses. Inventory is valued at the lower of cost or market, with cost determined using the first-in, first-out (FIFO) method. The Company routinely reviews its inventory for obsolete, slow moving or otherwise impaired inventory and records estimated impairments in the periods in which they occur.

As of December 31,	2010	2009
Surgical supplies	$1,817	$1,782
Optical products	672	645
Other	53	52
Total inventory	$2,542	$2,479

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

The Company’s reported goodwill represents a significant portion of its total assets. The Company tests goodwill for impairment annually (in December of each year using the carrying value of the reporting units as of October 31st) and when factors indicating impairment are present. Accounting standards require that goodwill be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component). The fair value of the reporting unit is compared to its carrying amount, including goodwill, to determine if an impairment exists. The Company has one operating segment within its Surgical Facilities reportable segment. For impairment testing purposes, each of the Company’s ASCs qualify as components of that operating segment. Because the ASCs have similar economic characteristics, the components are aggregated and deemed a single reporting unit. The Company has four other reporting units with intangible assets that are included within its Product Sales and Other reportable segments. These include its optical laboratory business, optical products purchasing organization, optometric practice/retail store and ophthalmology practice. The Company currently believes it has adequate support for the carrying value of the goodwill based on assumptions used in the impairment analysis. However, the analysis requires significant judgments and estimates to be made by management. The Company cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. The Company will continue to perform a goodwill impairment test on an annual basis and on an interim basis if indicators of impairment exist. As additional information becomes known, the Company may change its estimates.

As of December 31, 2010 and 2009, the Company’s net book value of equity exceeded its market capitalization of $91,718 and $89,814, respectively, by $7,343 and $1,214, respectively.  The Company’s annual test for goodwill impairment conducted in December of each year considers the relationship between market capitalization and net book value of equity but does not consider it to be the basis for the test.  The Company’s annual test for goodwill impairment utilizes a market multiple approach to estimate the fair value of each of its reporting units.  For each reporting unit, the Company applies a range of enterprise value multiples obtained from various market sources to the respective budgeted EBITDA (earnings before interest, income taxes, depreciation and amortization) for the following year.  The Company further applies a fair value percentile to each range based on its estimate of what the Company would realize if it were to sell the reporting unit as a whole in an orderly transaction between market participants.  The EBITDA of the reporting units excludes certain corporate overhead expenses that, in the Company’s opinion, a market participant would not incur in operating the reporting unit.  When the Company’s market multiple approach results in an estimated fair value less than 5% greater than its carrying value, the Company also performs a discounted cash flow projection to determine fair value.  The Company believes this additional approach to estimating fair value serves two purposes.  When market multiples are readily available and fall within a reasonable range and there are not significant fluctuations in EBITDA in the reporting unit over time, the discounted cash flow approach provides another reference point for fair value.  In this case, the weighting of the two approaches will depend on specific circumstances such as the number of comparable transactions the Company has to derive the market multiple and the projected performance of the reporting unit as compared to its recent performance.  When there are significant fluctuations in EBITDA in the reporting unit over time and/or unique issues impacting near term results, the discounted cash flow approach provides a more relevant valuation methodology as short term issues are minimized in a multi-year projection.  In this case, the Company weights the discounted cash flow approach 100%.  During the Company’s 2010 annual goodwill assessment, its optical laboratory reporting unit had a market multiple fair value less than 5% greater than its carrying value.  Both the market multiple approach fair value and the discounted cash flow approach fair value exceeded the carrying value so there was no need to weight the two approaches.

Although the Company’s market capitalization has fluctuated over the last year due to a fluctuating and volatile stock price, there have not been any events that have caused the fair value of the Company’s reporting units to decline significantly or materially that would be an indicator of goodwill impairment.

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

Fair Value of Financial Instruments

The carrying value of financial instruments such as accounts receivable, notes and amounts due from related parties, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the current carrying amounts of its notes receivable from related parties, line of credit, and obligations under capital leases approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates. The Company periodically enters into interest rate swap agreements to protect it against interest rate fluctuations of the LIBOR rate on certain of its debt. The fair value of the swaps is determined based on market interest rates for similar maturity periods and is discussed in Note 16. At December 31, 2010, the carrying value and fair value of the Company’s convertible notes were $66,708 and $69,000, respectively.

Revenue Recognition

Surgical Facilities

Revenue in the Company’s ASCs is based on fees charged to patients, third-party payors or others for use of the facilities and relates primarily to surgical procedures performed in the ASCs. Surgical facility revenue is net of contractual adjustments and a provision for doubtful accounts and is recognized at the time the surgical procedure is performed. The contractual allowance is the difference between the fee charged and the amount expected to be paid by the patient or the applicable third-party payor, which includes Medicare and private insurance. The Company bases its estimates for the contractual allowance on the Medicare reimbursement rates when Medicare is the payor, contracted rates with other third party payors or historical experience when there is not a specific contracted rate. The estimate for doubtful accounts is based on the aging category and historical collection experience. Although the Company does not separately track contractual adjustments and provisions for doubtful accounts, management believes that the amounts related to bad debts are immaterial for all periods presented. While the Company believes that its contractual allowances are appropriate, if its actual contractual adjustments or bad debts differ from its estimates, the Company’s results of operations may be affected. During the years ended December 31, 2010, 2009 and 2008, the Company had no significant adjustments to contractual allowances related to prior periods.

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

The Company’s optical laboratories manufacture and distribute corrective lenses and eyeglasses to both affiliated and non-affiliated ophthalmologists and optometrists. Revenue is recognized when product is shipped, net of an allowance for discounts. The Company’s marketing products and services businesses recognize revenue when the product is shipped or service rendered.

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

Stock Based Compensation

The Company accounts for stock-based compensation applying the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2010, 2009 and 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of the standard and (2) all share- based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

Concentration of Credit Risk

For the years ended December 31, 2010, 2009 and 2008, approximately 33%, 34% and 35%, respectively, of the Company’s net revenue was received from Medicare and other governmental programs, which reimburse providers based on fee schedules determined by the related governmental agency. In the ordinary course of business, providers receiving reimbursement from Medicare and other governmental programs are potentially subject to a review by regulatory agencies concerning the accuracy of billings and sufficiency of supporting documentation.

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

Recently Issued Accounting Pronouncements

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

3. EARNINGS PER COMMON SHARE (EPS)

Basic EPS is calculated by dividing net income attributable to NovaMed, Inc. by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to NovaMed, Inc. by the weighted average number of common shares, including the dilutive effect of potential common share equivalents outstanding during the period. The dilutive effect of potential common share equivalents, consisting of outstanding stock options and unvested restricted stock, is calculated using the treasury stock method and Convertible Notes and related warrants using the if converted method.

Earnings per common share is calculated as follows:

	Year Ended December 31,
	2010	2009	2008
	(shares in thousands)
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$7,208	$8,251	$6,928
Income (loss) from discontinued operations	(1,889)	(740)	290
Net income attributable to NovaMed, Inc.	$5,319	$7,511	$7,218
Basic weighted average number of common shares outstanding	7,701	7,560	8,098
Effect of dilutive securities—stock options and unvested restricted stock	169	212	200
Diluted weighted average number of shares outstanding	7,870	7,772	8,298
Basic earnings (loss) per common share:
Continuing operations	$0.94	$1.09	$0.86
Discontinued operations	(0.25)	(0.10)	0.04
Basic earnings per share	$0.69	$0.99	$0.90
Diluted earnings (loss) per common share:
Continuing operations	$0.92	$1.06	$0.83
Discontinued operations	(0.24)	(0.10)	0.03
Diluted earnings per share	$0.68	$0.96	$0.86

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

Stock options to purchase approximately 775,000, 809,000 and 825,000 shares of common stock as of December 31, 2010, 2009 and 2008, respectively, were outstanding but not included in the computation of diluted earnings per common share because the effect on diluted earnings per share would be anti-dilutive. The Company also excluded approximately 86,000, 32,000 and 51,000 of unvested restricted stock as of December 31, 2010, 2009 and 2008, respectively, because the effect on diluted earnings per share would be anti-dilutive.  The Company also excluded the potential shares underlying its Convertible Notes of approximately 3,924,000 and related warrants of approximately 3,924,000 because the Company’s stock price was lower than the conversion price (See Note 11).

4. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

	Years ended December 31,
	2010	2009	2008
Supplemental cash flow information:
Interest paid	$3,007	$3,837	$3,188
Income taxes paid	723	774	385
Income tax refunds received	82	—	126

Non-cash investing and financing activities:

During 2010, 2009 and 2008, the Company received 16,983, 13,021 and 11,359 shares of its common stock from certain executives to fund $172, $152 and $103 of tax withholding, respectively, due on restricted stock granted to them, which vested during the year. These were recorded as treasury shares and certain of these shares are available for future issuance under the Company’s stock incentive plans.

In 2010 and 2008, the Company obtained medical equipment by entering into capital leases for $420 and $1,070, respectively.  The Company did not enter into any capital leases in 2009.

5. ACQUISITIONS AND SALES OF NONCONTROLLING INTERESTS

The Company accounts for acquisitions of majority equity interests in ASCs using the purchase method of accounting. The results of operations of the acquired ASC are included in the consolidated financial statements of the Company from the date of acquisition.

In 2010, the Company’s Downtown Surgery Center located in Orlando, Florida acquired certain assets of a multi-specialty ASC in the market for $1,286 of which the Company allocated $1,149 to goodwill.  As a result of the transaction, the operations of the acquired ASC have been merged into Downtown Surgery Center and three physician-partners and a hospital-partner of the acquired ASC have become partners in Downtown Surgery Center, representing a 5% noncontrolling interest in the ASC. The Company did not make any acquisitions during 2009. The Company acquired a majority interest in three ASCs in 2008. The Company also acquired a call center and marketing solutions business in 2008 and subsequently sold this business in 2010 (see Note 9). Total cash acquisition cost in 2008 for these ASCs and call center and marketing solutions business was $49,427 of which the Company allocated $48,017 to goodwill and $1,191 to amortizable intangible assets. The goodwill is not amortized and is expected to be fully deductible for tax purposes.

During 2010, the Company’s Surgery Center of Kalamazoo, LLC sold a 5% equity interest to a local hospital.  As a result of the transaction, the Company received proceeds of $746 in exchange for a 2% equity ownership; the Company now owns 61.9% of the ASC. In addition, during 2010 the Company sold noncontrolling equity interests in two of its existing ASCs and received in the aggregate approximately $113 in proceeds. The Company sold noncontrolling equity interests in two of its existing ASCs during 2009 and received in the aggregate approximately $335 in proceeds. During 2010, the Company purchased noncontrolling equity interests in four of its existing ASCs for $169. During 2009, the Company purchased noncontrolling equity interests in three of its existing ASCs for $268.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2010 and 2009:

	2010	2009
Equipment	$26,544	$25,298
Information technology	3,750	3,362
Furniture and fixtures	1,444	1,430
Land and buildings	286	286
Leasehold improvements	16,036	15,987
	48,060	46,363
Less—Accumulated depreciation and amortization	(32,822)	(28,223)
	$15,238	$18,140

Depreciation and amortization expense in 2010, 2009 and 2008 was $5,040, $5,654 and $4,248, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for intangible assets in accordance with ASC 350. The carrying value of these assets is assessed at least annually and an impairment charge is recorded if appropriate.

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical Facilities	Product Sales	Other	Total	Amortized Intangibles
Balance January 1, 2008	$134,692	$10,156	$941	$145,789	$1,769
Acquisitions	47,329	—	—	47,329	75
Purchase price adjustments	1,650	351	—	2,001	—
Other	(135)	(1,110)	—	(1,245)	1,110
Amortization	—	—	—	—	(252)
Balance December 31, 2008	183,536	9,397	941	193,874	2,702
Purchase price adjustments	(606)	—	—	(606)	—
Amortization	—	—	—	—	(237)
Balance December 31, 2009	182,930	9,397	941	193,268	2,465
Acquisitions	1,149	—	—	1,149	—
Other	—	—	—	—	(19)
Amortization	—	—	—	—	(225)
Balance December 31, 2010	$184,079	$9,397	$941	$194,417	$2,221

Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2010 is $207, $182, $172, $164, $155 and $1,341.

8. ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 2010 and 2009:

	2010	2009
Accrued payroll and related benefits	$1,449	$1,331
Accrued incentive compensation	1,703	2,028
Accrued interest	229	140
Deferred revenue	89	207
Deferred rent	783	615
Accrued professional fees	762	421
Accrued business taxes	245	239
Other	124	129
	$5,384	$5,110

9. DISCONTINUED OPERATIONS

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

During the fourth quarter of 2007, the Company recorded a net loss on the pending divestiture of the Laredo, Texas ASC of $8,092. The net loss primarily related to the write down of the carrying value of net assets to the Company’s estimate of fair market value less costs to sell the ASC. In August 2008, the ASC, of which the Company owned a 96% interest, sold substantially all of it assets for $156. As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $277 in 2008.

During the fourth quarter of 2007, the Company recorded a net loss on the pending divestiture of the Thibodaux, Louisiana ASC of $1,480. The net loss primarily related to the write down of the carrying value of net assets to the Company’s estimate of fair market value less costs to sell the ASC. In February 2008, the Company completed the sale of its 70% interest in the ASC and received proceeds of $226. As a result, the Company adjusted its previously recorded loss on the sale of the ASC and recorded a pre-tax gain of $66 in 2008.

During 2010, one of the Company’s wholly owned subsidiaries sold substantially all of the assets of its MDnetSolutions business.  In the second quarter of 2010, the Company recorded an after tax loss on the sale of this business of $1,554.  For purposes of the loss calculation, future potential earn-out payments to the Company from the buyers of up to $1,000 were not considered due to uncertainty of collection.  All future earn-out payments received by the Company, if any, will be recorded as income from discontinued operations in the period received by the Company.  The results of operations of this business during 2010, 2009 and 2008 included revenue of $1,085, $2,413 and $1,053, respectively, and pretax income (losses) of ($553), ($1,213) and $62, respectively.

In addition to recording the net loss on disposal of the businesses described above, the Company reported the results of operations of these businesses within discontinued operations for all periods presented within the Consolidated Statements of Operations and has excluded amounts related to these businesses from amounts reflected in footnotes that disclose information about continuing operations.

The operating results of all discontinued operations are summarized as follows:

	Year ended December 31,
	2010	2009	2008
Net revenue	$1,085	$2,413	$1,201
Operating expense	1,638	3,623	1,281
Interest and other expense, net	—	3	7
Loss from operations before income taxes	(553)	(1,213)	(87)
Income tax benefit	(218)	(473)	(34)
Net loss	$(335)	$(740)	$(53)
Gain (loss) on disposal of discontinued operations	$(2,355)	$—	$343
Income tax benefit	(801)	—	—
Net gain (loss) on disposal of discontinued operations	$(1,554)	$—	$343

10. INCOME TAXES

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2007.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Unrecognized tax benefits—beginning balance	$320	$365	$435
Gross increases—tax positions in prior period	—	—	—
Gross decreases—tax positions in prior period	—	—	—
Gross increases—current period tax positions	—	—	—
Settlements	(52)	(45)	(70)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits—ending balance	$268	$320	$365

The income tax provision from continuing operations consists of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Current
Federal	$—	$(58)	$74
State	407	411	366
	407	353	440
Deferred
Federal	2,347	3,567	3,626
State	273	420	209
Deferred tax provision (benefit)	2,620	3,987	3,835
Less: discontinued operations tax benefit	1,019	473	34
	3,639	4,460	3,869
Other
Tax benefit of convertible note hedge payment and stock-based compensation recorded as additional paid-in-capital	382	463	121
	$4,428	$5,276	$4,430

A reconciliation of income tax expense from continuing operations and the amount calculated using the U.S. statutory rate of 34% is presented as follows:

	2010	2009	2008
Tax expense attributable to NovaMed, Inc. at U.S. statutory rate	34.0%	34.0%	34.0%
State taxes attributable to NovaMed, Inc., net	5.9	4.7	3.8
Valuation allowance	(2.0)	—	—
Other	0.2	0.3	1.2
Provision for income taxes attributable to NovaMed, Inc.	38.1%	39.0%	39.0%

At December 31, 2010, the Company had federal net operating loss carryforwards of approximately $9,347 and $262 of federal alternative minimum tax credit carryforwards. The federal net operating loss carryforwards expire in 2026, 2027 and 2030 and the federal alternative minimum tax credits carry forward indefinitely. The Company also has capital loss carryforwards of approximately $11,592, net of a $11,007 valuation reserve, that expire starting in 2013. Due to the reporting requirements of ASC 718, $6,391 of the net operating loss carryforward is not recorded on the Company’s balance sheet because the loss was created by the tax benefits of stock option exercises and under the new accounting rules cannot be recognized for book purposes until the benefit has been realized by actually reducing taxes payable.

Deferred tax assets (liabilities) are comprised of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets
Discontinued operations and restructuring	$5,983	$6,039
Goodwill impairment charges	1,613	1,613
Capital loss carryforward	4,405	4,378
Net operating loss	1,159	—
Loss on investment on nonconsolidated affiliate	234	396
Deferred revenue	35	197
Convertible note hedge payment	2,776	4,080
AMT credit	262	269
Discount on conversion of notes	19	83
Compensation expense related to stock options	2,808	2,454
Receivable and inventory reserves	330	387
Compensation expense	163	146
Other	392	442
	20,179	20,484
Valuation allowance	(9,874)	(10,079)
Total deferred tax assets	10,305	10,405
Deferred tax liabilities
Depreciation and amortization	(21,042)	(16,666)
Prepaid expenses	(347)	(403)
ASC 470-20 convertible debt discount amortization	(2,929)	(4,729)
Total deferred tax liabilities	(24,318)	(21,798)
Net deferred tax assets (liabilities)	$(14,013)	$(11,393)

The Company recorded a valuation allowance on a portion of the losses on the sale of discontinued operations which are capital in nature, and on a portion of the stock options not expected to be exercised.

11. LONG-TERM DEBT AND CONVERTIBLE SENIOR SUBORDINATED NOTES

Long-term debt consists of the following as of December 31, 2010 and 2009:

	2010	2009
Credit facility	$21,500	$40,200
Capital lease obligations (see Note 12)	1,090	925
Notes payable	6,792	9,805
Less—Current maturities	(25,108)	(8,217)
Total long-term debt	$4,274	$42,713
Convertible subordinated debt, net of discount	$66,708	$61,569

Cash payments required on debt in the five years subsequent to December 31, 2010 and thereafter are reflected in the table below:

2011	$25,525
2012	76,987
2013	1,332
2014	731
2015	635
Thereafter	—
Total cash payments	$105,210
Less: interest on capital leases and notes payable	(828)
Less: unamortized convertible debt discount/remaining imputed interest	(8,292)
Total debt	$96,090

Credit Facility

Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations. The $30,000 term loan facility requires quarterly repayments of $1,000 commencing December 31, 2009, $1,250 commencing December 31, 2010 and $1,500 commencing December 31, 2011. The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions. At December 31, 2010, the Company had approximately $49,200 of potential borrowing availability under its revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit agreement. The credit agreement continues to contain customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends; however, many of these limitations were changed by the amendment. Under the terms of the credit agreement, the Company was subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 and 4.25 times for the quarters ended December 31, 2009 and December 31, 2010, respectively, and will decrease to 4.00 times for the quarter ending December 31, 2011 and thereafter. The Company was also subject to a maximum senior leverage ratio of 2.50 times initially, which decreased to 2.25 times for the quarter ended December 31, 2010 and thereafter. The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement. The credit facility is collateralized by certain assets of the Company.

At December 31, 2010, the Company had no borrowings outstanding under its revolving credit facility and $21,500 of borrowings under its term loan facility with a weighted average interest rate of 4.3%, and was in compliance with all of its credit agreement covenants. The weighted average interest rate on credit line borrowings during 2010 and 2009 was 4.8% and 3.7%, respectively. In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the commitment.

During 2008, the Company’s Orlando (formerly Altamonte Springs), Florida ASC, of which it owns a 62% interest, entered into a $3,300 installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of December 31, 2010, there was $2,357 outstanding under this note.  The note is collateralized by certain assets of the Orlando, Florida ASC.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which the Company owns a 51% majority interest, entered into a $4,000 installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. The New Albany ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $9 and $59 at December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $1,717 outstanding under this note.  Annual principal payments of the note for the three years commencing with 2011 are $606, $653, and $458.  The note is collateralized by certain assets of the New Albany ASC.

The fair value of the interest rate swaps is determined based on market interest rates for similar maturity periods. Payments or receipts of cash under the interest rate swaps are shown as a part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility and the installment note.

The remaining long-term debt consists of various capital lease and note obligations with interest rate ranges from 2.3% to 14.8%, due through 2015.

At December 31, 2010, the Company had outstanding letters of credit issued to two of its optical products buying group vendors in the amounts of $630 and $203 that expire on March 31, 2011 and September 30, 2011, respectively. The outstanding letters of credit reduce the amount available under the credit facility.

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the Convertible Notes). Proceeds from the Convertible Notes were used to pay down $62,375 of outstanding indebtedness on the Company’s revolving credit facility and to fund the $10,000 net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to the Company’s senior debt and rank pari passu or senior to all of the Company’s other subordinated indebtedness. The Convertible Notes are convertible into shares of the Company’s common stock at an initial conversion price of $19.113 per share, or approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. At December 31, 2010, the Company had $66,708 in convertible subordinated debt outstanding, net of debt discount. As of December 31, 2010, the fair value of the $75,000 Convertible Notes was approximately $69,000, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). The Convertible Notes include a net-share settlement feature that requires the Company to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of the Company’s stock, cash, or a combination of cash and common stock, at the Company’s option. The conversion value of the Convertible Notes is equal to the market price of the Company’s common stock times the conversion rate of approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $19.113 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, the Company will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, the Company is not required to include the underlying shares of common stock in the calculation of the Company’s diluted weighted average shares outstanding for earnings per share until the Company’s common stock price exceeds $19.113. Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. In accordance with the provisions of ASC 470-20, the Company determined based on the level 2 valuation hierarchy that the fair value of its Convertible Notes at issuance in 2007 was approximately $52,131, and the Company designated the residual value of approximately $22,869 as the equity component. Additionally, the Company allocated approximately $1,825 of the $2,625 original Convertible Notes issuance cost as debt issuance cost, which is being amortized using the effective interest rate method over the term of the Convertible Notes, and the remaining $800 as equity issuance cost. The adoption of ASC 470-20 added approximately $4,614, $4,225 and $3,867 of non-cash interest expense to its 2010, 2009 and 2008 results of operations, respectively. This resulted in a reduction to net income of approximately $2,791 ($0.35 per diluted share), $2,577 ($0.33 per diluted share) and $2,359 ($0.28 per diluted share) in 2010, 2009 and 2008, respectively. The adoption of ASC 470-20 will add approximately $5,055 of non-cash interest expense to the Company’s 2011 results of operations and will reduce net income by approximately $3,058. The adoption of ASC 470-20 does not have an impact on the Company’s cash flows.

The balances of the liability and equity components as of each period presented are as follows:

	December 31, 2010	December 31, 2009
Convertible subordinated debt	$75,000	$75,000
Unamortized debt discount	(7,748)	(12,522)
Unamortized debt issuance costs	(544)	(909)
Liability component—net carrying amount	$66,708	$61,569
Equity component, net of tax	$13,462	$13,462

The components of interest expense for 2010, 2009 and 2008 related to the Convertible Notes was recognized as follows:

	2010	2009	2008
Interest expense—coupon rate	$750	$750	$750
Pre-ASC 470-20 debt issuance cost amortization	525	525	525
Imputed interest expense per ASC 470-20	4,774	4,385	4,027
Debt issuance cost allocated to equity per ASC 470-20	(160)	(160)	(160)
Total interest expense on Convertible Notes	$5,889	$5,500	$5,142

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

Concurrent with the sale of the Convertible Notes, the Company entered into a convertible note hedge transaction with respect to the Company’s common stock (the “purchased call option”) with Deutsche Bank AG London (the “counterparty”), an affiliate of the underwriter. The purchased call options cover an aggregate of approximately 3,924,000 shares of the Company’s common stock at a strike price of $19.113 per share. The cost of the call options totaled $24,000. The Company also sold warrants to the counterparty to purchase from the Company an aggregate of approximately 3,924,000 shares of the Company’s common stock at an exercise price of $24.93 per share. The Company received proceeds from the sale of these warrants of $14,000. Taken together, the call option and warrant agreements have the effect of increasing the effective conversion price of the Convertible Notes to $24.93 per share. The call options and warrants must be settled in net shares, except in connection with certain termination events, in which case they would be settled in cash based on the fair market value of the instruments. On the date of settlement, if the market price per share of the Company’s common stock is above $24.93 per share, the Company will be required to deliver shares of its common stock representing the value of the warrants in excess of $24.93 per share.

The warrants have a strike price of $24.93 and are generally exercisable at anytime. The Company issued and sold the warrants in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, because the offer and sale did not involve a public offering. There were no underwriting commissions or discounts in connection with the sale of the warrants.

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

The Company entered into four new capital leases for medical equipment during 2010. The Company had nine and seven capital leases for medical equipment that existed as of December 31, 2010 and 2009, respectively. The net book value of assets under capital leases was $1,090 and $925 at December 31, 2010 and 2009, respectively. The annual interest rates on capital leases range from 5.0% to 14.8%.

At December 31, 2010, minimum annual rental commitments are as follows:

	Operating Leases	Capital Leases
2011	$6,362	$491
2012	5,770	318
2013	5,256	180
2014	4,539	116
2015	3,569	98
2016 and thereafter	4,248	—
Minimum lease payments	29,744	1,203
Less: sublease receipts	(70)	—
Total minimum lease payments	$29,674	1,203
Less: amount representing interest		(113)
Total obligation under capital leases		$1,090

Included in the table above are operating lease annual rent commitments with related parties for the five years commencing with 2011 of approximately $3,103, $2,801, $2,653, $2,353, $4,926 and $344 thereafter. Rent expense of continuing operations related to operating leases amounted to $8,393, $8,819 and $7,560 during 2010, 2009 and 2008, respectively.

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

Purchase Commitments

Pursuant to the sale of a 29% interest in its Richmond, VA ASC to two physicians, the Company granted the physicians an option to sell back their interests to the Company for the original price paid at any time which is $319. In October 2010, the Company received notices from both physicians of their intent to exercise this option.  The Company repurchased these interests effective February 25, 2011.

Employment Agreements

The Company has employment agreements with certain of its executives that specify that if the executive is terminated by the Company for other than cause following a change in control of the Company, the executive shall receive severance pay ranging from twelve to twenty-four months salary plus bonus and certain other benefits.

14. STOCKHOLDERS’ EQUITY

Common Stock

On July 23, 2008, the Company’s Board of Directors adopted a program to repurchase from time to time at management’s discretion up to $8,000 of the Company’s common stock at prevailing market prices in the open market or in private transactions during the 12-month period ended July 31, 2009. During the six months ended December 31, 2008, the Company purchased 636,320 shares of the Company’s common stock for $6,871 at an average price of $10.80 per share. During the first quarter of 2009, the Company purchased 120,433 shares of the Company’s common stock for $1,126 at an average price of $9.36 per share which completed the repurchase program.

Other Comprehensive Income

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources. Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under the provisions of ASC 815. The New Albany ASC entered into an interest rate swap during the third quarter of 2006. The Company’s share of the negative value of the interest rate swap was $6 at December 31, 2010 and is recorded as accumulated other comprehensive loss in the accompanying consolidated balance sheet. The total comprehensive income attributable to NovaMed, Inc. for the years ended December 31, 2010, 2009 and 2008 was $5,353, $7,689 and $7,450, respectively. See Note 11 for further discussion of the interest rate swaps.

15. EMPLOYEE BENEFIT PLANS

Employee Benefits and Compensation

The Company maintains a voluntary savings plan (the Savings Plan) for eligible employees under section 401(k) of the Internal Revenue Code whereby participants may contribute a percentage (up to 100%) of their compensation not to exceed IRS limits. During 2010, the Savings Plan provided for the Company to match 50% of the employee’s contributions on the first 4% of salary contributed by each employee. The Company’s matching contributions approximated $348, $369 and $298 for 2010, 2009 and 2008, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period; however, the amount of an employee’s purchase may not exceed $20 in any offering period or $25 in any calendar year. Under this plan 10,980 shares, 16,964 shares and 11,857 shares were purchased during 2010, 2009 and 2008, respectively. Under the provisions of ASC 718, the Company recognized compensation expense of $22, $27 and $30 during 2010, 2009 and 2008, respectively. At December 31, 2010, 44,177 shares were reserved for future issuance.

Stock Plans

The Company is authorized to issue up to 3,700,600 shares of its common stock, par value $.01 per share, under various stock plans. Of this amount, 289,111 shares remain available for issuance as of December 31, 2010. Under these plans, the Company has granted restricted stock and non-qualified options to purchase shares of common stock to employees and outside directors. Options are granted at market value on the date of the grant. Options become exercisable over a four-year period with 1/8th of the total options granted becoming exercisable six months from the date of each grant and 1/48th of the total options granted becoming exercisable each month thereafter. Options generally have a term of ten years from the date of the grant.

The Company accounts for stock-based compensation applying the provisions of ASC 718, Compensation—Stock Compensation. ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during 2010, 2009 and 2008 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of the standard and (2) all share- based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. The Company calculated its available APIC pool of net excess benefits using the transition method as defined in ASC 718. During 2010, the Company did not grant any options. Stock compensation expense of $932, $1,338 and $1,601 was recognized on existing stock options during the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during 2010, 2009 and 2008.

	2010	2009	2008
Weighted average fair value of options at the date of grant	$—	$3.87	$4.80
Expected option life in years	—	6	6
Risk-free interest rate	—	3.53%	3.06%
Dividend yield	—	—	—
Expected volatility	—	43.26%	44.44%

The expected option life used for 2009 and 2008 grants was the weighted average of the vesting term assuming options are exercised as vested and the original contractual term of the option. The risk free interest rate is based on the yield curve for U.S. Treasury zero-coupon issues with an equivalent remaining term. The dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected life of the options. The expected volatility is based on the historical volatility of the Company’s stock price.

A summary of stock option activity for the three years ended December 31, 2010 is summarized as follows:

	Number of Shares*	Weighted Average Exercise Price*	Weighted Average Remaining Contractual Term (in years)
Outstanding at January 1, 2008	1,402,868	$14.13	5.9
Options granted	3,333	$10.26
Options exercised with total intrinsic value of $558	(101,333)	$4.86
Options terminated	(110,117)	$21.99
Outstanding at December 31, 2008	1,194,751	$14.17	5.1
Options granted	215,448	$8.28
Options exercised with total intrinsic value of $569	(72,695)	$4.15
Options terminated	(44,755)	$22.28
Outstanding at December 31, 2009	1,292,749	$13.47	5.2
Options granted	—	$—
Options exercised with total intrinsic value of $411	(74,390)	$4.91
Options terminated	(68,672)	$27.96
Outstanding at December 31, 2010 with aggregate intrinsic value of $2,845	1,149,687	$13.16	4.6
Exercisable at December 31, 2010 with aggregate intrinsic value of $2,465	1,024,135	$13.65	4.2

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 3)

During the years ended December 31, 2010, 2009 and 2008, cash received from stock options exercised was $365, $302 and $494, respectively. Tax benefits recognized as a result of these stock options exercised in 2010, 2009 and 2008 were $0, $527 and $1,666, respectively.

At December 31, 2010, there was $524 of total unrecognized compensation cost related to nonvested stock options. This cost will be recognized over a weighted average period of approximately 1.8 years.

The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company granted 170,575 restricted shares at a market value of $11.46 per share from its 2005 Stock Incentive Plan to various executives on February 16, 2010. The Company granted 106,056 restricted shares at a market value of $8.25 per share from its 2005 Stock Incentive Plan to various executives on February 18, 2009. As of December 31, 2010, the total amount of unrecognized compensation expense related to nonvested restricted stock awards was approximately $2,099, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company recognized compensation expense of $775, $701 and $588 on existing restricted stock awards during the years ended December 31, 2010, 2009 and 2008, respectively.

The following is a summary of nonvested restricted share activity:

	Number of Shares*	Weighted Average Grant-Date Fair Value*
Nonvested at January 1, 2008	65,704	$20.29
Granted	—	$—
Vested	(29,408)	$20.06
Forfeited	(2,465)	$21.34
Nonvested at December 31, 2008	33,831	$20.41
Granted	106,056	$8.25
Vested	(46,478)	$15.00
Forfeited	—	$—
Nonvested at December 31, 2009	93,409	$9.30
Granted	170,575	$11.46
Vested	(64,570)	$11.11
Forfeited	—	$—
Nonvested at December 31, 2010	199,414	$10.56

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 3)

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

As of December 31, 2010 and 2009, the Company had an interest rate swap agreement that is required to be measured at fair value on a recurring basis. The Company’s interest rate swap agreement attributable to NovaMed, Inc. had a fair value of $6 and $40 based on Level 2 inputs as of December 31, 2010 and 2009, respectively.

17. OPERATING SEGMENTS

The Company manages its business segments by types of service provided. The Company’s reportable segments are as follows:

Surgical facilities.  Surgical facilities reportable segment aggregates the results of operations from owning and/or operating ASCs and fixed site laser services agreements.

Product sales.  Product sales segment aggregates the Company’s optical products purchasing organization, optical laboratories, marketing products and services businesses and an optometric practice with a retail optical store.

Other.  Other segment aggregates management services provided to a physician practice with multiple locations in Atlanta, Georgia.

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

	Surgical Facilities	Product Sales	Other	Corporate	Total
2010
Net revenue	$128,509	$15,493	$7,800	$—	$151,802
Earnings (loss) before taxes	35,182	3,934	251	(11,065)	28,302
Depreciation and amortization	4,184	469	122	265	5,040
Interest income	2	—	—	1	3
Interest expense	523	23	—	8,353	8,899
Capital expenditures	1,158	142	113	74	1,487
Accounts receivable	10,745	7,008	533	47	18,333
Identifiable assets	210,690	20,282	2,110	9,771	242,853
2009
Net revenue	$131,192	$14,738	$8,101	$—	$154,031
Earnings (loss) before taxes	36,889	3,702	819	(10,166)	31,244
Depreciation and amortization	4,727	500	118	309	5,654
Interest income	3	—	—	1	4
Interest expense	695	26	—	8,057	8,778
Capital expenditures	2,599	456	21	622	3,698
Accounts receivable	11,773	6,333	484	83	18,673
Identifiable assets	213,318	19,908	2,094	12,647	247,967
2008
Net revenue	$116,447	$16,376	$7,345	$—	$140,168
Earnings (loss) before taxes	34,133	4,587	618	(11,600)	27,738
Depreciation and amortization	3,389	468	123	268	4,248
Interest income	40	—	—	28	68
Interest expense	512	5	—	7,621	8,138
Capital expenditures	4,491	266	54	85	4,896
Accounts receivable	12,584	6,538	435	47	19,604
Identifiable assets	216,606	20,628	2,139	12,048	251,421

18. RELATED-PARTY TRANSACTIONS

Facility Rent

The Company leases facility space from various related parties, which include partners, at rates the Company believes approximate fair market value. Amounts paid to related parties for rent, taxes and other facility costs amounted to approximately $3,848, $3,573 and $3,407 during 2010, 2009 and 2008, respectively. The Company’s minimum annual rental commitments include total commitments of $16,180 that relate to facilities leased from related parties. Annual rent commitments for the five years commencing with 2011 are $3,103, $2,801, $2,653, $2,353, $4,926 and $344 thereafter. (See Note 12).

Notes Receivable

The Company holds a note receivable of $1,190, less reserves of $744, from a physician affiliated with the Company. This note represents a $1,190 non-interest bearing tax loan issued in connection with the IPO.

Other

The Company received professional services from firms that employed a director of the Company. Total payments for services received during 2010, 2009 and 2008 were approximately $92, $122 and $161, respectively.

19. QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2010 and 2009 is as follows:

	Quarter
2010	First	Second	Third	Fourth
Net revenue	$36,445	$38,164	$38,559	$38,634
Operating income	8,409	9,659	9,504	9,308
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	1,513	1,805	1,816	2,074
Income (loss) from discontinued operations	(177)	(1,732)	20	—
Net income attributable to NovaMed, Inc	1,336	73	1,836	2,074
Basic earnings per share	0.18	0.01	0.24	0.27
Diluted earnings per share	0.17	0.01	0.23	0.26

	Quarter
2009	First	Second	Third	Fourth
Net revenue	$37,705	$38,879	$38,186	$39,261
Operating income	9,610	10,372	9,779	10,268
Amounts attributable to NovaMed, Inc.:
Income from continuing operations	1,899	2,290	2,043	2,019
Loss from discontinued operations	(169)	(168)	(181)	(222)
Net income attributable to NovaMed, Inc	1,730	2,122	1,862	1,797
Basic earnings per share	0.23	0.28	0.25	0.24
Diluted earnings per share	0.22	0.28	0.24	0.23

20. SUBSEQUENT EVENTS

On January 20, 2011, the Company announced that it signed a definitive merger agreement providing for the acquisition of the Company by an affiliate of Surgery Center Holdings, Inc. (“Merger Sub”) in a transaction in which the Company’s stockholders would receive $13.25 per share in cash.  The merger agreement was unanimously approved by the Company’s board of directors, including a special committee of independent directors.  The transaction is expected to close in the second quarter of 2011, subject to customary closing conditions, including customary antitrust and regulatory approvals. Further, the transaction is subject to the approval of the merger agreement by holders of a majority of the outstanding shares of the Company’s common stock.

As a result of the merger agreement, the Company paid William Blair & Company a fee of $250 which was earned upon delivery of its opinion during the first quarter of fiscal year 2011.  In addition, approximately $2,500 will be payable to William Blair & Company upon the consummation of the merger. The Company also expects to incur approximately $400 - $500 of additional transaction costs during the first quarter of fiscal year 2011.

Since the announcement of the proposed Merger, four putative class actions have been filed against the Company, the members of its board of directors, Surgery Center Holdings, Inc. and Merger Sub. Three of these actions have been filed in the Court of Chancery of the State of Delaware. One was filed in the Circuit Court of Cook County, Illinois but was subsequently dismissed by the plaintiff without prejudice. The three actions in the Court of Chancery of the State of Delaware have been consolidated as In re NovaMed, Inc. Shareholder Litigation, C.A. No. 6151-VCP (the “Delaware Action”). The plaintiffs in the Delaware Action allege, among other things, that the members of the Company’s Board of Directors breached their fiduciary duties by failing to maximize the value to be received by its stockholders and by failing to disclose all material information necessary for its stockholders to make an informed decision regarding the merger and that Parent and the Merger Sub aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. The Court has scheduled a hearing for April 4, 2011 on the plaintiffs’ anticipated motion for a preliminary injunction barring the defendants from consummating the proposed transaction. The Company believes the allegations in the Delaware Action are without merit and intends to vigorously defend the action.

The Company sold noncontrolling interests in four ASCs for proceeds of $671.

Schedule II

NOVAMED, INC. AND SUBSIDIARIES

RULE 12-09 VALUATION RESERVES

(Dollars in thousands)

Allowance for contractual adjustments and bad debts	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2008	$27,698	296,829	(280,772)	$43,755
2009	$43,755	388,223	(405,557)	$26,421
2010	$26,421	391,693	(404,997)	$13,117

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.

By:	/s/ THOMAS S. HALL
Thomas S. Hall
President, Chief Executive Officer and Chairman of the Board

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ THOMAS S. HALL	President, Chief Executive Officer (Principal Executive Officer), Chairman of the Board and a Director	March 16, 2011
Thomas S. Hall

/s/ SCOTT T. MACOMBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2011
Scott T. Macomber

/s/ JOHN P. HART	Vice President, Corporate Controller (Principal Accounting Officer)	March 16, 2011
John P. Hart

/s/ ROBERT J. KELLY	Lead Director and a Director	March 16, 2011
Robert J. Kelly

/s/ R. JUDD JESSUP	Director	March 16, 2011
R. Judd Jessup

/s/ SCOTT H. KIRK, M.D.	Director	March 16, 2011
Scott H. Kirk, M.D.

/s/ STEVEN V. NAPOLITANO	Director	March 16, 2011
Steven V. Napolitano

/s/ C.A. LANCE PICCOLO	Director	March 16, 2011
C.A. Lance Piccolo