Form 10-Q/A
period 2010-09-30
NOVAMED INC
filed 2011-04-05
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”) is being filed by NovaMed, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2010. Part II, Item 6 is being amended to re-file Exhibit 10.9 as a result of the Company’s amended request for confidential treatment and to re-file certain other exhibits required as a result of the Amendment.

PART II. OTHER INFORMATION

Item 6. Exhibits

4.6*

Instrument of Resignation, Appointment and Acceptance dated September 18, 2008 pursuant to which U.S. Bank National Association replaced LaSalle Bank National Association as Trustee under the Indenture (Filed as Exhibit 4.6 to the Registrant’s Form 10-Q filed November 9, 2010)

10.9(A)	Seventh Amended and Restated Credit Agreement dated as of August 31, 2009

31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

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

NOVAMED, INC.

/s/ Scott T. Macomber	April 5, 2011
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	April 5, 2011
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)