Form 10-K/A
period 2010-12-31
NOVAMED INC
filed 2011-04-22
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission, or SEC, on March 16, 2011, or the Original Filing. We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(b) of our Original Filing have been amended and restated in their entirety. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

As described in the Original Filing, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Surgery Center Holdings, Inc., a Delaware corporation (“Surgery Partners”), and Wildcat Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Surgery Partners (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into us, with our company surviving the Merger as a wholly-owned subsidiary of Surgery Partners.  Surgery Partners is an affiliate of H.I.G. Capital, L.L.C.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2011:

DIRECTORS

Name	Age	Position with the Company	Served as Director Since	Current Term Expires
Thomas S. Hall	50	President, Chief Executive Officer and Chairman of the Board of Directors	2005	2012
R. Judd Jessup (1)(2)(3)	63	Director	1998	2012
Robert J. Kelly (1)(2)	66	Lead Director	2004	2013
Scott H. Kirk, M.D.	58	Director	1995	2011
Steven V. Napolitano (2)	51	Director	1997	2011
C.A. Lance Piccolo (1)(2)(3)	70	Director	2000	2013

(1)          Member of Audit Committee.

(2)          Member of Compensation Committee.

(3)          Member of Nominating Committee.

Mr. Hall has served as President and Chief Executive Officer, and has been a member of our Board of Directors, since November 2005. Mr. Hall was appointed Chairman of the Board in February 2007. From April 2003 to October 2005, Mr. Hall served as President and Chief Operating Officer of Matria Healthcare, Inc., after having joined Matria in October 2002 as Executive Vice President and Chief Operating Officer. Matria provides disease management programs to health plans and employers. From 2000 to 2002, Mr. Hall was President and Chief Executive Officer of TSH & Associates, an independent consulting and management services company. From 1997 to 1999, Mr. Hall held several executive positions that included President of ADP TotalSource, a division of Automated Data Processing, Inc. (ADP). Mr. Hall also served in senior management positions with Riscorp, Inc., an insurance holding company, and USAir Express/Chautauqua Airlines.

We believe that Mr. Hall’s qualifications to serve on our Board of Directors include his position as our President and Chief Executive Officer, his leadership roles as President and Chief Operating Officer at Matria Healthcare, Inc., President and Chief Executive Officer of TSH & Associates and President of ADP TotalSource.

Mr. Jessup has been a director of the Company since November 1998. He is currently Chief Executive Officer of CombiMatrix Corporation, a molecular diagnostics laboratory company. He is also currently a director of CorVel Corporation, an independent nationwide provider of medical cost containment and managed care services. Mr. Jessup served as President of US Labs, a national reference laboratory specializing in cancer testing, from April 2002 until its sale to LabCorp in February 2005. From 1994 to 1996 he served as President of the HMO Division of FHP International Corporation, a diversified health care services company. Mr. Jessup also serves as a director of Xifin, Inc. and Superior Vision Services, both of which are privately held companies.

We believe that Mr. Jessup’s qualifications to serve on our Board of Directors include his positions as the Chief Executive Officer of CombiMatrix Corporation and a director of another public company in the healthcare industry, and his past experience in leadership roles as President of US Labs and of the HMO Division of FHP International Corporation.

Mr. Kelly has been a director of the Company since April 2004. Mr. Kelly served as Chairman of the Board of Directors from November 2005 until February 2007, at which time he was appointed to his current position of

Lead Director. Prior to serving as Chairman of the Board, Mr. Kelly served as the Presiding Director of the Company’s Board of Directors from April 2005 to November 2005. Mr. Kelly is an independent consultant providing services to small businesses. From 2000 to 2001, Mr. Kelly served as Executive Vice President and Chief Financial Officer of Celarix, Inc., a company that provides enterprise level solutions for logistics over the Internet. From 1997 to 2000, Mr. Kelly served as Chief Financial Officer of Summit Autonomous, Inc., a manufacturer of excimer lasers that was acquired by Alcon Laboratories, Inc. in 2000. Previously, from 1992 to 1997, Mr. Kelly served as Chief Financial Officer of Bull HN Information Systems, Inc., the U.S. subsidiary of Groupe Bull, an international information technology company based in France.

We believe that Mr. Kelly’s qualifications to serve on our Board of Directors include his past experience in leadership roles as the Executive Vice President and Chief Financial Officer of Celarix, Inc., as Chief Financial Officer of Summit Autonomous, Inc. and as Chief Financial Officer of Bull HN Information Systems, Inc.

Dr. Kirk has been a director of the Company since August 1995 and its National Medical Director since May 2002. Dr. Kirk has practiced ophthalmology in the Chicago area since 1982, and is currently practicing in River Forest, Illinois on behalf of Kirk Eye Center, S.C., a professional entity whose eye care professionals had been parties to long-term services agreements with the Company from 1996 to 2002.

We believe that Dr. Kirk’s qualifications to serve on our Board of Directors include his position as our National Medical Director as well as his accomplished background as a board-certified ophthalmologist.

Mr. Napolitano has been a director of the Company since January 1997. Mr. Napolitano is a partner in the law firm of DLA Piper LLP (US) where he has practiced since September 2007. Mr. Napolitano is the chair of the firm’s U.S. private equity group. Prior to joining DLA Piper, Mr. Napolitano was a partner in the law firm of Winston & Strawn LLP. The Company has retained, and continues to retain, DLA Piper as outside legal counsel.

We believe that Mr. Napolitano’s qualifications to serve on our Board of Directors include his significant legal background and experience in corporate governance and knowledge of the Company’s business and industry.

Mr. Piccolo has been a director of the Company since November 2000. Mr. Piccolo has been the President and Chief Executive Officer of HealthPic Consultants, Inc., a strategic healthcare consulting firm, since 1997. From November 2004 to November 2006, Mr. Piccolo served as Chairman and Chief Executive Officer of Benchmark Medical, Inc., a provider of outpatient physical rehabilitation services. In 1996 Mr. Piccolo served as Chairman and Chief Executive Officer of Caremark International, Inc. Mr. Piccolo also currently serves on the board of directors of CVS/Caremark Corporation, an integrated pharmacy services provider, and MedAssets, Inc., a healthcare purchasing organization.

We believe that Mr. Piccolo’s qualifications to serve on our Board of Directors include his significant leadership experience with other companies in the healthcare industry as well as his position as director of other public companies in the healthcare industry.

The Board of Directors has determined that Messrs. Jessup, Kelly, Napolitano and Piccolo are independent in accordance with applicable rules of The NASDAQ Stock Market. Messrs. Jessup, Kelly, Napolitano and Piccolo are not officers or employees of the Company or its subsidiaries, and they do not have any other relationships with the Company which, in the opinion of the Board of Directors, would interfere with the exercise of their independent judgment in carrying out their responsibilities as directors.

EXECUTIVE OFFICERS

The table below identifies the executive officers of the Company who are not identified in the table above.

Name	Age	Position
Scott T. Macomber	56	Executive Vice President and Chief Financial Officer
Graham B. Cherrington	48	Executive Vice President Operations

Mr. Macomber has served as Executive Vice President and Chief Financial Officer of the Company since October 2001. From January 2000 to October 2001, Mr. Macomber was Senior Vice President and Chief Financial Officer of Extended Care Information Network, Inc., a health care information technology company located in Northbrook, Illinois. In 1999, Mr. Macomber served as Executive Vice President and Chief Financial Officer of PeopleServe, Inc., a privately held health care services provider located in Dublin, Ohio. From before its initial public offering in 1992 through 1998, Mr. Macomber served as Senior Vice President and Chief Financial Officer of Vitalink Pharmacy Services, Inc., an institutional pharmacy provider located in Naperville, Illinois. Mr. Macomber also spent 12 years in various financial, acquisition and development positions at Manor Care, Inc., one of the largest long-term care providers in the industry. Mr. Macomber received his B.A. degree from the University of Vermont and M.B.A. from the University of Michigan.

Mr. Cherrington joined the Company in March 2007 as a Senior Vice President. After being promoted to Executive Vice President Operations in December 2008, Mr. Cherrington has operating responsibility for all of the Company’s ambulatory surgery centers. Prior to joining the Company, Mr. Cherrington worked at Matria Healthcare, Inc., a provider of disease management services to health plans and employers. Mr. Cherrington joined Matria in November 2002 as Vice President, Corporate Business Development and was promoted in November 2005 to Senior Vice President of Operations with responsibility for the company’s health & wellness and oncology management business units. Mr. Cherrington has also served in senior management positions with RISCORP, Inc., an insurance holding company, and CNL Advisory Services, an investment banking firm. He began his career with Accenture and PepsiCo.

Section 16(a) Beneficial Ownership Reporting Compliance—Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company’s officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, during 2010, all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such reporting persons.

Audit Committee—The Audit Committee generally has the responsibility for assessing processes related to risks and control environment, overseeing financial reporting, evaluating the independent audit process, evaluating internal accounting controls, overseeing the selection of the Company’s independent registered public accounting firm, approving audit and permissible non-audit services and reporting to the Board of Directors regarding all of the foregoing. Messrs. Jessup, Kelly and Piccolo serve as the three members of the Audit Committee. The Audit Committee held four meetings in 2010. The Board of Directors, in its business judgment, has determined that all of the members of the Audit Committee are “independent” under the listing standards of the NASDAQ Stock Market. The Board of Directors has determined that Mr. Kelly is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. Also see “Report of the Audit Committee of the Board of Directors.”

Code of Ethics—The Board of Directors has adopted a compliance plan for the Company that includes a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company will furnish a copy of its compliance plan to any person, without charge, upon written request to the Secretary.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

This Compensation Discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers (as defined on page 10) during the last completed fiscal year. This Compensation Discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation program. The Compensation Committee of the Board of Directors (the “Committee”) oversees the design and administration of our executive compensation program in accordance with the processes and procedures discussed in the Corporate Governance section of this proxy statement.

The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options and restricted stock, other benefits and perquisites, and a change in control severance policy. Our other benefits and perquisites consist of health, disability and life insurance benefits and a qualified 401(k) savings plan.

PROGRAM OBJECTIVES AND REWARD PHILOSOPHY

In General—The objectives of our compensation programs are to (1) attract, motivate and retain talented and dedicated executive officers, (2) provide executive officers with both cash and equity incentives to further the interests of the Company and its stockholders, and (3) compensate executive officers at levels comparable to those of executive officers at comparable companies. Generally, the annual cash compensation of the Company’s executive officers is composed of a base salary and an annual incentive compensation award. In setting base salaries, the Committee generally reviews the individual contributions of the particular executive. The annual incentive compensation award is based upon the Company’s executive incentive compensation plan. In addition, stock options and restricted stock awards are granted to provide the opportunity for long-term compensation based upon the performance of the Common Stock over time.

Competitive Market—We do not have an explicitly defined peer group for purposes of benchmarking executive compensation because it is difficult to find a reasonable number of publicly traded companies that are comparable in terms of company size and business type. Nevertheless, we periodically verify the reasonableness of the compensation paid to our named executive officers by compiling proxy statement compensation information from our competitors and other comparably sized health care services companies. In light of going private transactions over the last several years, AmSurg Corp is currently our only publicly traded competitor in the ambulatory surgery center industry. However, compensation information remains available for two other competitors, United Surgical Partners International, Inc. and Symbion, Inc, because of their publicly traded debt. We also compiled proxy statement compensation information on the following health care services companies with comparable annual revenue: Alliance HealthCare Services, Inc., athenahealth, Inc., Genoptix, Inc., Medical Properties Trust, Inc. and Phase Forward Incorporated. We also assessed the competitive market for executive talent in our industry with the assistance of a national executive search firm in providing a competitive employment and compensation package for Mr. Hall in connection with his hiring in 2005.

Compensation Process—For the named executive officers other than the principal executive officer, the Committee reviews and approves all elements of compensation taking into consideration recommendations from our principal executive officer, as well as competitive market guidance provided by our human resources staff which consist of reports generated by a subscription compensation database service detailing compensation data for comparably sized health care companies. For our principal executive officer, other than salary and equity awards for 2006 and 2007 which were set by his employment contract, the Committee reviews and approves all elements of his compensation taking into consideration the Committee’s performance assessment of the principal executive officer, and competitive market guidance provided by our human resources staff. Recommendations with respect to the compensation of our principal executive officer are not shared with our principal executive officer during this process.

Regulatory Considerations—Under Section 162(m) of the Internal Revenue Code, we may not deduct compensation in excess of $1 million paid to our chief executive officer or any of the executive officers named in the Summary Compensation Table, excluding the chief financial officer. Certain performance-based compensation is specifically exempt from the deduction limit. The Committee considers the deduction limit imposed by Section 162(m) when designing annual and long-term compensation programs and approving payouts under these programs. Nevertheless, the Committee may administer the programs in a manner that does not satisfy the requirements of Section 162(m) to achieve a result determined to be in the Company’s best interest. While the tax treatment of compensation is important, the primary factor influencing program design is the support of business objectives. Consequently, the Committee reserves the right to approve, and in some cases has approved, non-deductible compensation if the Committee believes it is in the Company’s best interest.

BASE SALARIES

In General—We provide the opportunity for our named executive officers and other executives to earn a market competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, to recognize that similar base salary rates are almost universally provided at other companies that we compete with for talent, and to provide a base wage that is not subject to Company performance risk. We review base salaries for the named executive officers and other executives annually in February effective for the current fiscal year, and increases are based on changes in our competitive market and the performance of the individual and the Company.

Salary Increases—The Committee establishes base salaries each year for the named executive officers based on general market salary increases, salary data from comparable companies and individual performance. At its February 2010 meeting, the Committee approved a 2.0% increase in salaries for each of the named executive officers and other senior executives. These salary increases were consistent with the 2.0% average target increase for all of the Company’s employees in 2010. With this increase, Mr. Hall’s salary increased from $553,725 to $564,800, Mr. Macomber’s salary increased from $290,000 to $295,800, and Mr. Cherrington’s salary increased from $275,000 to $280,500. At its February 2011 meeting, the Committee decided not to award any salary increases to the named executive officers and other senior executives in light of the pending Merger.

ANNUAL CASH INCENTIVES

In General—We provide the opportunity for our named executive officers and other executives to earn a market competitive annual cash incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, to recognize that similar annual cash incentive awards are almost universally provided at other companies that we compete with for talent, and to motivate executives to achieve our annual business goals. We review annual cash incentive awards for the named executive officers and other executives annually in February to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. These annual cash incentive awards are administered under our Amended and Restated Executive Incentive Compensation Plan (the “Bonus Plan”).

Target Award Opportunities—Under the Bonus Plan, we establish annual target award opportunities expressed as a percentage of base salary paid during the fiscal year, and threshold award goals expressed as a percentage of the target award. The 2010 Bonus Plan required a minimum threshold performance equal to 85% of the target performance in order for a participant to be eligible for a cash incentive award. The amount of the cash incentive award would then vary depending on the actual results relative to the target performance. For the last completed and current fiscal years, annual cash incentive opportunities for the named executive officers are summarized below:

		Annual Cash Incentive Award Opportunity
		Threshold Performance		TargetPerformance		Maximum Performance (1)
		% Target	$ Amount	% Salary	$ Amount	$ Amount
Thomas S. Hall	FY 2010	30%	126,697	75%	422,322	633,483
	FY 2011	30%	127,080	75%	423,600	635,400
Scott T. Macomber	FY 2010	30%	44,236	50%	147,454	221,181
	FY 2011	30%	44,370	50%	147,900	221,850
Graham B. Cherrington	FY 2010	30%	41,948	50%	139,827	209,741
	FY 2011	30%	42,075	50%	140,250	210,375

(1)          In establishing the 2010 and 2011 Bonus Plans, the Committee set the maximum payout for each participant at 150% of such participant’s targeted performance payout.

Performance Measures—Under the Bonus Plan, we use overall corporate performance measures for our principal executive and financial officers, and for our other named executive officers, a mix of overall corporate and business unit performance measures to assure that executives have a reasonable measure of control over the factors that affect their awards. This performance measure mix varies by executive position. For the last completed and current fiscal years, the performance measure mix for the named executive officers is summarized below:

		Performance Measure Mix
		Overall Corporate
		Diluted EPS	Cash Flow	Business Unit
Thomas S. Hall	FY 2010	100%	0%	0%
	FY 2011	100%	0%	0%
Scott T. Macomber	FY 2010	70%	30%	0%
	FY 2011	70%	30%	0%
Graham B. Cherrington	FY 2010	60%	0%	40%
	FY 2011	60%	0%	40%

Overall Corporate Performance Goals—Under the Bonus Plan, overall corporate performance is based on diluted earnings per share and cash flow from operations goals. In establishing the specific targets for the year, we take into consideration a variety of factors including: prior year results, growth expectations, expected reimbursement changes and changes in accounting rules that would impact earnings and cash flow.

At its February 2010 meeting, the Committee set a target diluted earnings per share from continuing operations attributable to NovaMed, Inc. goal of $1.354 for fiscal year 2010, excluding the impact of gains and losses from the sale of noncontrolling interests and any goodwill impairment charges. This target also excluded $4,614,000 of additional non-cash interest expense ($0.35 per diluted share) recorded in connection with our adoption of FASB Accounting Standards Codification (ASC) 470-20 on January 1, 2009. The 2010 Bonus Plan required a minimum threshold performance equal to 85% of this target, or $1.15 per share, before the participants were eligible to receive a cash incentive award. At its February 2010 meeting, the Committee set the maximum payout for each participant in the 2010 Bonus Plan at 150% of such participant’s targeted performance payout. Previously, the bonus plans had a payout limit of $1,500,000 per participant.

At its February 2010 meeting, the Committee set a cash flow from operations target for Mr. Macomber of $25,973,000.  The 2010 Bonus Plan required a minimum threshold performance equal to 88% of this target, or $22,856,000, before Mr. Macomber was eligible to receive a cash incentive award.  In light of the pending Merger, the Committee elected not to establish a 2011 Bonus Plan at its February 2011 meeting.

Business Unit Performance Goals—Under the Bonus Plan, business unit performance is based on operating income goals. In establishing the specific target for the year, we take into consideration a variety of factors including: prior year results, growth expectations, expected reimbursement changes and changes in accounting rules that would impact operating income.

At its February 2010 meeting, the Committee set an operating income from continuing operations target for Mr. Cherrington of approximately $42,055,000. The 2010 Bonus Plan required a minimum threshold performance equal to 85% of this target, or $35,747,000, before Mr. Cherrington was eligible to receive a cash incentive award.

Discretionary Adjustments—Under the Bonus Plan, we may make adjustments to our overall corporate and business unit performance goals and our actual performance results that may cause differences between the numbers used for our performance goals and the numbers reported in our financial statements. These adjustments may exclude all or a portion of both the positive or negative effect of external events that are outside the control of our executives, such as natural disasters, litigation, or regulatory changes in accounting or taxation standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executives but that are undertaken with an expectation of improving the long-term financial performance of our Company, such as restructurings, acquisitions, or divestitures. For the last completed fiscal year, the Committee made the following adjustments to actual performance results:

Overall Corporate (diluted EPS)
As reported	$0.916
After-tax imputed interest expense required by ASC 470-20	0.355
Miscellaneous non-recurring Merger-related expenses	0.035
Used for Bonus Plan	$1.306

The Committee reviewed and approved these adjustments to our actual performance results and awarded 92% payouts for the overall corporate performance goals under the 2010 Bonus Plan.

Actual Award Payments—Based on the above discussion, award payments to our named executive officers for the last completed fiscal year are summarized below:

	Annual Cash Incentive Award Payments for the Last Completed Fiscal Year
	$ Amount	% Target
Thomas S. Hall	$388,438	92%
Scott T. Macomber	$135,623	92%
Graham B. Cherrington	$128,608	92%

LONG-TERM EQUITY INCENTIVES

In General—We provide the opportunity for our named executive officers and other executives to earn a market competitive long-term equity incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, to recognize that similar long-term equity incentives are almost universally provided at other companies that we compete with for talent, and to motivate executives to make decisions that focus on the long-term growth of our Company and thus increase stockholder value. We review long-term equity incentives for our named executive officers and other executives annually. We began awarding a combination of restricted stock and stock options as our equity awards in 2006 instead of solely awarding stock options as we had in prior years. While we believe that awards of stock options create proper incentives for our executives, we also began awarding restricted stock because it results in less dilution to existing stockholders than stock options of equivalent value and because restricted stock arguably retains incentive value during stock price fluctuations when stock options may have no realizable value. For these reasons, coupled with a review of compensation data from our competitors and other health care services companies which reflects a trend towards restricted stock, at its February 2010 meeting the Committee elected to make equity awards consisting solely of restricted stock.

In determining the amount of the individual stock awards, the Committee considers a variety of factors including position, individual responsibilities and performance, and potential for future contribution. As a result, the amount of the annual grants is generally greater for the most senior executive officers, who have higher levels of responsibility.

At its February 2010 meeting the Committee granted restricted stock to our named executive officers. The Committee granted Mr. Hall a restricted stock award of 53,150 shares. The Committee granted each of Messrs. Macomber and Cherrington a restricted stock award of 17,713 and 16,797 shares, respectively. In light of the pending Merger, the Committee did not make any stock awards to any individuals at its February 2011 meeting.

Stock Options—Our stock options are granted on the same date as our Committee approval date, and have an exercise price equal to our closing market price on the trading day immediately preceding the approval date. We do not have a program, plan, or practice to time stock option grants to executives in coordination with the release of material non-public information. Our stock options have a 10-year contractual exercise term, with 1/8th vesting on the date six months after the grant date with 1/48th of the total amount granted vesting at the end of each month thereafter. The option grants are also subject to the following post-termination and change in control provisions:

Event	Award Vesting	Exercise Term (1)
Death or Disability	Forfeit Unvested	1 Year
Termination for Cause	Forfeit Vested and Unvested	Expire
Termination without Cause or Retirement	Forfeit Unvested	90 Days
Voluntary Termination	Forfeit Unvested	Expire
Change in Control	Accelerated	90 Days (2)

(1) Or remainder of original contractual term, if shorter.

(2) If employment is terminated. Otherwise remain exercisable for remainder of term.

Our stock options may not generally be transferred to any third party other than by will or the laws of descent upon the death of a participant.

Restricted Stock—The restricted stock awards generally vest as to 1/8th of the award on the date six months following the grant date with 1/16th of the total amount granted vesting on each 3-month anniversary thereafter. The awards are also subject to the following post-termination and change in control provisions:

Event	Award Vesting
Death or Disability	Forfeit Unvested
Termination for Cause	Forfeit Unvested
Termination without Cause or Retirement	Forfeit Unvested
Voluntary Termination	Forfeit Unvested
Change in Control	Accelerated

EXECUTIVE BENEFITS AND PERQUISITES

We provide the opportunity for our named executive officers and other executives to receive a market competitive general health and welfare benefits program. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, to recognize that similar executive benefits are commonly provided at other companies that we compete with for talent, and to help minimize personal distractions so that the executives can better focus on the business affairs of our Company. Our benefits program consists of health, disability and life insurance benefits and a qualified 401(k) savings plan. We review our executive benefits and perquisites program periodically to ensure it remains fair to our executives and supportable to our stockholders.

EXECUTIVE CHANGE IN CONTROL POLICY

We provide the opportunity for our named executive officers and other executives to be protected under a change in control policy contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, to recognize that similar change in control protections are commonly provided at other companies that we compete with for talent, and to ensure the impartiality and objectivity of our executives in the event of a change in control situation so that our stockholder interests are protected. We review this change in control protection periodically to ensure it remains fair to our executives and supportable to our stockholders. At its May 2009 meeting, the Compensation Committee reviewed the severance arrangements with its senior executives. In doing so, it approved modifications to Mr. Cherrington’s severance arrangements in order to conform them to the severance arrangements of the Company’s other Executive Vice President, Mr. Macomber. The Board promoted Mr. Cherrington to Executive Vice President Operations in December 2008. For a description of the terms of the severance arrangements with our named executive officers, see “Potential Payments Upon Termination or Change in Control—Employment Agreements” on page 15. For the last completed and current fiscal years, our change in control policy for the named executive officers is summarized below:

Executive Benefit	Description
Policy Term	•	Employment agreements automatically renew on a year to year basis, unless terminated earlier
Payment Trigger	•	Involuntary termination without just cause or voluntary resignation for good reason, following a change in control
Severance Benefits	•	Two times base salary and target annual bonus (paid in lump sum) for Mr. Hall, 1 1/2 times base salary and bonus for Messrs. Macomber and Cherrington
	•	Continued welfare benefits for 24 months (Mr. Hall) and 18 months (Messrs. Macomber and Cherrington)
	•	One-half of this benefit is payable if the executive terminates his employment for any reason during the 30 days following the one-year anniversary of a change in control
Excise Tax Gross-Up	•	Gross-up for federal excise taxes imposed on golden parachute payments

The pending Merger is being submitted to our stockholders for their approval at a special meeting of our stockholders to be held on May 4, 2011. If approved by our stockholders and otherwise consummated in accordance with the terms of the Merger Agreement, the Merger would constitute a change in control that triggers the severance arrangements described above for Messrs. Hall and Cherrington. Mr. Macomber has entered into an employment agreement with Surgery Partners and will not be receiving any severance as a result of the Merger.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The Compensation Committee of the Board (the “Committee”) has reviewed and discussed the Compensation Discussion and Analysis on pages 3 through 9 of this Amendment with management and, based on such review and discussion, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by the Members of the Compensation Committee:

C.A. Lance Piccolo, Chairman

R. Judd Jessup

Robert J. Kelly

Steven V. Napolitano

SUMMARY COMPENSATION TABLE

The following table shows information concerning the annual compensation for services to the Company in all capacities of the Chief Executive Officer, Chief Financial Officer and the next most highly compensated executive officer of the Company (collectively the “named executive officers”) during the years ended December 31, 2008, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total Compensation ($) (4)
Thomas S. Hall	2010	$563,096	$609,099	$—	$388,438	$4,900	$1,565,533
President and Chief	2009	$553,725	$300,000	$279,928	$415,294	$4,900	$1,553,847
Executive Officer	2008	$548,684	—	—	$274,342	$4,600	$827,626

Scott T. Macomber	2010	$294,908	$202,991	$—	$135,623	$4,900	$638,422
Executive Vice President and	2009	$290,000	$100,001	$93,309	$145,000	$4,900	$633,210
Chief Financial Officer	2008	$287,308	—	—	$100,558	$4,600	$392,466

Graham B. Cherrington	2010	$279,654	$192,494	$—	$128,608	$4,900	$605,656
Executive Vice President	2009	$275,000	$100,001	$93,309	$127,050	$4,900	$600,260
Operations	2008	$225,846	—	—	$67,754	$4,517	$298,117

(1)

Reflects the aggregate grant date fair value of stock and option awards granted during a year calculated in accordance with FASB ASC 718. The assumptions used in determining the grant date fair values of these awards are set forth in footnote 15 to the Company’s consolidated financial statements, which are included in our Original Filing.

(2)	Reflects the value of cash incentive awards earned under our Bonus Plan.
(3)	Amounts reflected in this column include 401(k) matching contributions for Messrs. Hall, Macomber and Cherrington.
(4)

Mr. Hall’s base salary and non-equity incentive plan compensation represented 66% and 33%, respectively, of his total compensation for 2008, 36% and 27%, respectively, of his total compensation for 2009, and 36% and 25%, respectively, of his total compensation for 2010. Mr. Macomber’s base salary and non-equity incentive plan compensation represented 73% and 26%, respectively, of his total compensation for 2008, 46% and 23%, respectively of his total compensation for 2009, and 46% and 21%, respectively, of his total compensation for 2010. Mr. Cherrington’s base salary and non-equity incentive plan compensation represented 76% and 23%, respectively, of his total compensation for 2008, 46% and 21%, respectively, of his total compensation for 2009, and 46% and 21%, respectively, of his total compensation for 2010.

For a description of the terms of the employment agreements with our named executive officers, see “Potential Payments Upon Termination or Change in Control—Employment Agreements” on page 15.

GRANTS OF PLAN-BASED AWARDS*

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	Closing Price on Grant	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($) (1)	Target ($) (2)	Maximum ($) (3)	Stock or Units (#)	Date ($/Sh) (4)	Option Awards (5)
Thomas S. Hall	2/16/2010	$126,697	$422,322	$633,483
	2/16/2010				53,150	$11.46	$609,099
Scott T. Macomber	2/16/2010	44,236	147,454	221,181
	2/16/2010				17,713	11.46	202,991
Graham B. Cherrington	2/16/2010	41,948	139,827	209,741
	2/16/2010				16,797	11.46	192,494

*

Equity awards were granted under our 1999 Amended and Restated Stock Incentive Plan and 2005 Stock Incentive Plan. Terms of these awards are described in “Compensation Discussion and Analysis—Long-Term Equity Incentives” beginning on page 7.

(1)

The minimum threshold performance required under the Bonus Plan to receive a cash incentive bonus equates to 85% of the target measure. The payout for achieving the minimum threshold is 30% of the target payout.

(2)

Represents the target bonus set for 2010 under our Bonus Plan. The actual cash bonus paid to each named executive officer for his 2010 performance is reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table.

(3)	Under the 2010 Bonus Plan, the Committee set the maximum payout for each participant at 150% of such participant’s targeted performance payout.
(4)	The Compensation Committee did not grant any stock options in 2010.
(5)

Reflects the aggregate grant date fair value of restricted stock units granted under our long-term incentive plan during 2010 calculated in accordance with FASB ASC 718. For assumptions underlying these valuations, see footnote 15 to the Company’s consolidated financial statements in the Original Filing.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (9)

Thomas S. Hall	83,333	0		$19.47	11/14/2015	20,454	(6)	$235,835
	41,666	0	(1)	$21.84	11/14/2016	43,184	(7)	$497,912
	79,860	3,473	(2)	$22.05	2/21/2017
	33,333	39,394	(3)	$8.25	2/18/2019

Scott T. Macomber	83,333	0		$5.10	10/25/2011	174	(8)	$2,006
	30,000	0		$2.34	4/2/2012	6,818	(6)	$78,612
	15,000	0		$3.81	3/21/2013	14,392	(7)	$165,940
	18,333	0		$13.35	3/17/2014
	21,666	0		$17.88	6/17/2015
	8,333	0	(4)	$20.61	6/20/2016
	7,985	348	(2)	$22.05	2/21/2017
	11,111	13,131	(3)	$8.25	2/18/2019

Graham B. Cherrington	23,435	1,565	(5)	$18.72	3/19/2017	6,818	(6)	$78,612
	11,111	13,131	(3)	$8.25	2/18/2019	13,648	(7)	$157,361

(1)

As set forth in Mr. Hall’s employment agreement with the Company, these options were granted on his one-year anniversary of employment, or November 14, 2006, and vest over a four-year period as follows: one-eighth of the options will vest on the six-month anniversary of the grant date, or May 14, 2007, with 1/48th of the options vesting monthly on the 14th day of each month thereafter, beginning on June 14, 2007 and continuing monthly until November 14, 2010.

(2)

These options were granted on February 21, 2007 and vest over a four-year period as follows: one-eighth of the options vested on the six-month anniversary of the grant date, or August 21, 2007, with 1/48th of the options vesting monthly on the 21st day of each month thereafter, beginning on September 21, 2007 and continuing monthly until February 21, 2011.

(3)

These options were granted on February 18, 2009 and vest over a four-year period as follows: one-eighth of the options vested on the six-month anniversary of the grant date, or August 18, 2009, with 1/48th of the options vesting monthly on the 21st day of each month thereafter, beginning on September 18, 2009 and continuing monthly until February 18, 2013.

(4)

These options were granted on June 20, 2006 and vest over a four-year period as follows: one-eighth of the options vested on the six-month anniversary of the grant date, or December 20, 2006, with 1/48th of the options vesting monthly on the 20th day of each month thereafter, beginning on January 20, 2007 and continuing monthly until June 20, 2010.

(5)

These options were granted on March 19, 2007 (Mr. Cherrington’s first day of employment with the Company) and vest over a four-year period as follows: one-eighth of the options vested on the six-month anniversary of the grant date, or September 19, 2007, with 1/48th of the options vesting monthly on the 14th day of each month thereafter, beginning on October 19, 2007 and continuing monthly until March 19, 2011.

(6)

These restricted stock awards were granted on February 18, 2009 and vest over a four-year period as follows: one-eighth of the restricted shares vested on the six-month anniversary of the grant date, or August 18, 2009, with 1/16th of the restricted shares vesting quarterly thereafter, beginning on November 18, 2009 and continuing quarterly until February 18, 2013.

(7)

These restricted stock awards were granted on February 16, 2010 and vest over a four-year period as follows: one-eighth of the restricted shares vested on the six-month anniversary of the grant date, or August 16, 2010, with 1/16th of the restricted shares vesting quarterly thereafter, beginning on November 16, 2010 and continuing quarterly until February 16, 2014.

(8)

These restricted stock awards were granted on February 21, 2007 and vest over a four-year period as follows: one-eighth of the restricted shares vested on the six-month anniversary of the grant date, or August 21, 2007, with 1/16th of the restricted shares vesting quarterly thereafter, beginning on November 21, 2007 and continuing quarterly until February 21, 2011.

(9)	The market value is calculated using the $11.53 closing price of the Company’s Common Stock on the NASDAQ Global Select Market on December 31, 2010.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Thomas S. Hall	—	—	19,058	$193,469
Scott T. Macomber	—	—	7,045	$71,780
Graham B. Cherrington	—	—	6,179	$62,808

(1)

Represents aggregate number of restricted shares of Common Stock that vested during 2010, including vested shares that were tendered to the Company by the executive to fund his minimum tax withholding obligations as permitted pursuant to the Company’s applicable stock incentive plans. These tendered shares will be available for future issuance by the Company in accordance with the applicable stock incentive plans. The number of vested shares tendered to the Company during 2010 to satisfy tax withholding obligations was as follows: 6,326 shares by Mr. Hall; 2,137 shares by Mr. Macomber; and 2,054 shares by Mr. Cherrington.

(2)

The market value is calculated using the closing price of the Company’s Common Stock on the NASDAQ Global Select Market on the trading day immediately preceding the applicable vesting date of the restricted shares of Common Stock.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Employment Agreements

The Company has entered into employment agreements with its named executive officers. The agreements generally provide for the payment of an annual base salary, plus cash incentive compensation based upon the Company’s executive compensation plan. The employment agreements also provide for the right to participate in the Company’s stock option and employee benefit programs. These programs include hospitalization, disability, life and health insurance. The employment agreements impose on each employee non-competition restrictions that survive termination of employment and post-termination confidentiality obligations.

The Company may terminate these employment agreements with or without cause or upon the named executive officer’s disability. If the Company terminates a named executive officer for disability or cause, the executive is not entitled to receive any salary or other severance after the date of termination. The Company may terminate a named executive officer for cause under the agreement if he: (i) materially breaches any term or condition of the agreement and fails to cure such breach within a reasonable time; (ii) fails to comply with any of the Company’s written guidelines that it has furnished to the executive and fails to cure such failure within a reasonable time; (iii) materially fails or willfully refuses to substantially perform his duties and fails to cure such failure or refusal within a reasonable time; or (iv) has committed an act constituting a felony or other act involving dishonesty, disloyalty or fraud against the Company, as reasonably determined by the Board of Directors.

Mr. Hall’s employment agreement with the Company automatically renews on a year-to-year basis, unless either party chooses to terminate the agreement. If the Company terminates Mr. Hall without cause, he would receive severance compensation in a fixed amount equal to his then-current base salary and pro rata cash incentive compensation for 18 months, plus health benefits for such period. This 18-month severance period was increased from 12 months by the Compensation Committee at a meeting in May 2009. The Compensation Committee elected to make this increase because Mr. Hall’s 12-month severance period was less than the comparable severance arrangements for the Executive Vice President position. If Mr. Hall’s employment is terminated following a change in control of the Company by Mr. Hall for good reason or by the Company without cause, he would receive an amount equal to two times the sum of his annual base salary and targeted incentive bonus plus health benefits for 24 months. If Mr. Hall terminates his employment during the 30-day period following the one-year anniversary of a change in control, he would receive an amount equal to one times the sum of his annual base salary and incentive bonus plus health benefits for 12 months.

Each of Messrs. Macomber and Cherrington’s employment agreement automatically renews on a year-to-year basis, unless either party chooses to terminate the agreement. If the Company terminates Messrs. Macomber or Cherrington without cause, the executive receives severance compensation in a fixed amount equal to his then-current base salary for a period of 15 months, health benefits for such period, and his pro rata cash incentive compensation. If Mr. Macomber or Mr. Cherrington’s employment is terminated following a change in control of the Company by the executive for good reason or by the Company without cause, the executive would receive an amount equal to 150% of the sum of his annual base salary and targeted incentive bonus plus health benefits for 18 months. If Mr. Macomber or Mr. Cherrington terminates his employment after the one-year anniversary of a change in control, he would receive an amount equal to 75% of the sum of his annual base salary and targeted incentive bonus plus health benefits for 9 months. At a meeting in May 2009, the Compensation Committee modified Mr. Cherrington’s severance arrangements to conform to Mr. Macomber’s in light of Mr. Cherrington’s promotion to Executive Vice President in December 2008.

In May 2009, the Compensation Committee also approved conforming amendments to the employment agreements of Messrs. Hall, Cherrington and Macomber to modify their severance arrangements to reflect the increase in the target award percentages payable to each of them under the Bonus Plan that was approved by the Compensation Committee in February 2009. At its February 2009 meeting, the Compensation Committee increased Mr. Hall’s target award percentage under the Bonus Plan from 50% to 75%, and increased Messrs. Macomber and Cherrington’s target award percentages under the Bonus Plan from 35% to 50%. These targeted incentive bonus awards are relevant for each executive’s severance calculation in the event of a termination of employment following a change in control of the Company by the executive for good reason or by the Company without cause.

Termination without Cause

The following table shows the Company’s potential payment and benefit obligations to each of its named executive officers for termination by the Company without cause assuming such termination occurred on December 31, 2010. The Company has no obligation to its named executive officers for termination by the Company for cause or due to death or permanent disability.

	Mr. Hall	Mr. Macomber	Mr. Cherrington
Base salary severance payments (1)	$847,200	$369,750	$350,625
Incentive bonus payments (2)	388,438	135,623	128,608
Health and welfare benefits (3)	13,778	11,482	15,463
Total	$1,249,416	$516,855	$494,696

(1)	Represents 18 months annual salary for Mr. Hall, and 15 months annual salary for each of Messrs. Macomber and Cherrington.
(2)	Represents the actual incentive award earned in 2010.
(3)	Represents the portion of health and welfare benefits paid by the Company for a period of 18 months for Mr. Hall, and 15 months for each of Messrs. Macomber and Cherrington.

Termination following a Change in Control

The pending merger is being submitted to our stockholders for their approval at a special meeting of our stockholders to be held on May 4, 2011.  If approved by our stockholders and otherwise consummated in accordance with the terms of the Merger Agreement, the Merger would constitute a change in control that triggers the severance arrangements for Messrs. Hall and Cherrington.  Mr. Macomber has entered into an employment agreement with Surgery Partners and will not be receiving any severance as a result of the Merger.

The following table shows the Company’s potential payment and benefit obligations to each of its named executive officers assuming that a Change in Control of the Company had occurred and as a result the named executive officer’s employment was terminated by the Company without cause or by the executive for good reason on December 31, 2010. Following a Change in Control of the Company, the Company has no obligation to its named executive officers for termination by the Company for cause or due to death or permanent disability.

	Mr. Hall	Mr. Macomber	Mr. Cherrington
Base salary severance payments (1)	$1,129,600	$443,700	$420,750
Incentive bonus payments (2)	847,200	221,850	210,375
Health and welfare benefits (3)	18,371	13,778	18,555
Accelerated vesting of stock options (4)	128,818	42,938	42,938
Accelerated vesting of restricted stock (4)	733,110	246,344	235,768
Tax gross-up payment (5)	—	—	—
Total	$2,857,099	$968,610	$928,386

(1)	Represents 24 months annual salary for Mr. Hall, and 18 months annual salary for each of Messrs. Macomber and Cherrington.
(2)	Represents 2 times the full 2010 incentive bonus target for Mr. Hall, and 1.5 times the full 2010 bonus target for each of Messrs. Macomber and Cherrington.
(3)	Represents the portion of health and welfare benefits paid by the Company for a period of 24 months for Mr. Hall, and 18 months for each of Messrs. Macomber and Cherrington.
(4)

These amounts are payable to the named executive officers pursuant to the terms of the grant documents governing those awards rather than the terms of the employment agreements. Represents the “in-the-money” value of stock options and restricted stock awards based on the Company’s closing stock price on January 4, 2011 ($11.52), the first trading day following the assumed termination date.

(5)	The amounts due to the named executive officers would not exceed the thresholds that would require tax gross-up payments to be made by the Company.

The following table shows the Company’s potential payment and benefit obligations to each of its named executive officers assuming that they each terminated their employment during the 30-day period following the one-year anniversary of a Change in Control of the Company that is assumed to have occurred on December 31, 2010.

	Mr. Hall	Mr. Macomber	Mr. Cherrington
Base salary severance payments (1)	$564,800	$221,850	$210,375
Incentive bonus payments (2)	423,600	110,925	105,188
Health and welfare benefits (3)	9,186	6,889	9,278
Accelerated vesting of stock options (4)	128,818	42,938	42,938
Accelerated vesting of restricted stock (4)	733,110	246,344	235,768
Tax gross-up payment (5)	—	—	—
Total	$1,859,514	$628,946	$603,547

(1)	Represents 12 months annual salary for Mr. Hall, and 9 months annual salary for each of Messrs. Macomber and Cherrington.
(2)	Represents the full 2010 incentive bonus target for Mr. Hall, and 75% of the full 2010 bonus target for each of Messrs. Macomber and Cherrington.
(3)	Represents the portion of health and welfare benefits paid by the Company for a period of 12 months for Mr. Hall, and 9 months for each of Messrs. Macomber and Cherrington.
(4)

These amounts are payable to the named executive officers pursuant to the terms of the grant documents governing those awards rather than the terms of the employment agreements. Represents the “in-the-money” value of stock options and restricted stock awards based on the Company’s closing stock price on January 4, 2011 ($11.52), the first trading day following the assumed termination date.

(5)	The amounts due to the named executive officers would not exceed the thresholds that would require tax gross-up payments to be made by the Company.

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION TABLE

The following table provides information on 2010 compensation for non-employee directors who served during 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Robert J. Kelly	$54,000	$54,997	$108,997
R. Judd Jessup	$20,000	$54,997	$74,997
Scott H. Kirk	$16,000	$54,997	$70,997
Steven V. Napolitano	$17,000	$54,997	$71,997
C.A. Lance Piccolo	$23,000	$54,997	$77,997

(1)

Reflects the aggregate grant date fair value of stock awards granted during 2010 calculated in accordance with FASB ASC 718. The assumptions used in determining the grant date fair values of these awards are set forth in footnote 15 to the Company’s consolidated financial statements, which are included in our Original Filing.

The aggregate option awards outstanding for each person in the table set forth above as of December 31, 2010 is as follows:

Name	Aggregate Options Outstanding
Robert J. Kelly	62,332
R. Judd Jessup	53,999
Scott H. Kirk	28,999
Steven V. Napolitano	28,999
C.A. Lance Piccolo	27,914

Summary of Director Compensation

Each director is paid $3,000 per meeting attended in person and $1,000 per telephonic meeting in which he participates. Each member of a Board committee is paid $1,000 per committee meeting, whether attending such meeting in person or via teleconference. Mr. Kelly, as Chairman of the Audit Committee, receives a $5,000 annual retainer. Mr. Kelly also receives a $2,000 monthly fee for serving in his role as Lead Director of the Board. In addition to cash compensation, outside directors have historically received stock option grants and restricted stock awards from time to time. On February 16, 2010, the outside directors received restricted stock awards. The Company also reimburses its directors for their reasonable out-of-pocket expenses incurred in attending Board of Director and committee meetings. Mr. Hall does not receive any fees for his role as Chairman.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee currently consists of Messrs. Jessup, Kelly, Napolitano and Piccolo. No member of the Compensation Committee has been an officer or employee of the Company at any time. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of the Board of Directors or Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding the beneficial ownership of the Common Stock as of January 15, 2011 (except as specified below), by:

•              each person or group of affiliated persons known by us to beneficially own more than 5% of the outstanding shares of the Common Stock;

•              each of the Company’s directors;

•              each of the Company’s named executive officers; and

•              all of the Company’s directors and named executive officers as a group.

Unless otherwise indicated below the persons in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The share totals reported have been adjusted to reflect the Company’s one-for-three reverse stock split which was effective on June 1, 2010.

Name and Address (1)	Number of Shares	Percent of Shares
Five Percent Stockholders:
Kent A. Kirk, M.D. (2)	417,142	5.2%
c/o Kirk Eye Center, S.C.
7427 Lake Street
River Forest, Illinois 60305
Wellington Management Company, LLP (3)	1,057,574	13.3%
Wellington Trust Company, NA (3)	543,305	7.3%
75 State Street
Boston, Massachusetts 02109
Geneva Investment Management of Chicago, LLC (4)	663,878	8.3%
181 West Madison Street, Suite 3575
Chicago, Illinois 60602
Visium Asset Management, LP (5)	847,591	9.6%
950 Third Avenue
New York, NY 10022
HealthInvest Partners AB (6)	405,875	5.1%
Biblioteksgatan 29
SE-114 35 Stockholm Sweden
Directors and Officers:
Thomas S. Hall (7)	393,644	4.8%
Graham B. Cherrington (8)	62,726	*
Scott T. Macomber (9)	240,380	2.9%
Scott H. Kirk, M.D. (10)	434,230	5.4%
R. Judd Jessup (11)	117,784	1.5%
Steven V. Napolitano (12)	82,798	1.0%
C.A. Lance Piccolo (13)	99,465	1.2%
Robert J. Kelly (14)	69,897	*
All Executive Officers and Directors As a Group:
(8 people) (15)	1,500,925	17.4%
H.I.G. Buyer Group (16)	837,652	10.5%

*	Less than 1%

(1)	Unless otherwise indicated, the address of the beneficial owners is c/o NovaMed, Inc., 333 West Wacker Drive, Suite 1010, Chicago, Illinois 60606.

(2)

Information presented is based on an amended report on Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010 and the subsequent transactions of which the Company is aware. The shares for which Dr. Kent Kirk has beneficial ownership are comprised of (i) 256,727 shares held directly by Kent Kirk Family LLC, of which Dr. Kent Kirk is the manager and a member, (ii) 142,814 shares held directly by Kirk Eye Center, S.C., of which Dr. Kent Kirk is an officer, director and 50% stockholder and (iii) 17,601 shares held directly by Dr. Kent Kirk. Accordingly, Dr. Kent Kirk has sole dispositive and voting power with respect to 17,601 shares of our common stock and shared dispositive and voting power with respect to 399,541 shares of our common stock.

(3)

Information presented is based on amended reports on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2011 and March 10, 2011 (collectively, the “Wellington Schedule 13G”). The Wellington Schedule 13G indicates that Wellington Management Company, LLP (“Wellington Management”), in its capacity as an investment advisor, may be deemed to beneficially own 1,057,574 shares of our common stock which are held of record by its clients. One such client, Wellington Trust Company, NA, is the beneficial owner of 580,241 shares of our common stock. Wellington Management has shared dispositive power with respect to 1,057,574 shares of our common stock and shared voting power with respect to 835,272 shares of our common stock.

(4)

Information presented is based on an amended report on Schedule 13G filed with the Securities and Exchange Commission on February 4, 2011 (the “Geneva Schedule 13G”). The Geneva Schedule 13G indicates that Geneva Investment Management of Chicago, LLC (“Geneva”), in its capacity as an investment advisor, may be deemed to beneficially own 663,878 shares of our common stock which have been acquired on behalf of its clients. Geneva has sole voting and dispositive power with respect to 348,538 shares of our common stock and the shared voting and dispositive power with respect to 315,140 shares of our common stock.

(5)

Information presented is based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 2011 (the “Visium Schedule 13G”). The Visium Schedule 13G indicates that Jacob Gottlieb, as Managing Member of JG Asset, LLC, which is the General Partner of Visium Asset Management, LP, an investment advisor to pooled investment vehicles, beneficially owns 847,591 shares of our common stock. Mr. Gottlieb has sole voting power and sole dispositive power with respect to 847,591 shares of our common stock.

(6)

Information presented is based on a Schedule 13D filed with the Securities and Exchange Commission on March 3, 2011 by HealthInvest Partners AB, HealthInvest Global Long/Short Fund (“Global Long/Short Fund”), HealthInvest Value Fund (“Value Fund”) and HealthInvest Access Fund (“Access Fund” and together with Global Long/Short Fund and Value Fund, the “HealthInvest Funds”). Global Long/Short Fund is the beneficial owner of 177,498 shares of Common Stock, of which it has no sole voting power, shared voting power as to 177,498 shares, no sole dispositive power, and shared dispositive power as to 177,498 shares. Value Fund is the beneficial owner of 215,377 shares of Common Stock, of which it has no sole voting power, shared voting power as to 215,377 shares, no sole dispositive power, and shared dispositive power as to 215,377 shares. Access Fund is the beneficial owner of 13,000 shares of Common Stock, of which it has no sole voting power, shared voting power as to 13,000 shares, no sole dispositive power, and shared dispositive power as to 13,000 shares. Including the shares beneficially owned by the HealthInvest Funds, HealthInvest Partners AB is the beneficial owner of 405,875 shares of Common Stock, of which it has sole voting power as to 405,875 shares, no shared voting power, sole dispositive power as to 405,875 shares, and no shared dispositive power. HealthInvest Partners AB is the investment adviser and control person of each of the HealthInvest Funds and may be deemed the beneficial owner of the shares beneficially owned by the HealthInvest Funds.

(7)	Includes 63,638 restricted shares of our common stock and 244,695 options which are exercisable within 60 days of January 15, 2011.

(8)	Includes 20,466 restricted shares of our common stock and 36,600 options which are exercisable within 60 days of January 15, 2011.

(9)	Includes 21,384 restricted shares of our common stock and 197,119 options which are exercisable within 60 days of January 15, 2011.

(10)

Information presented is based on an amended report on Schedule 13G filed with the Securities and Exchange Commission on February 12, 2010 and the subsequent transactions of which the Company is aware. The shares for which Dr. Scott Kirk has beneficial ownership are comprised of (i) 220,886 shares held directly by Scott Kirk Family LLC, of which Dr. Scott Kirk is the manager and a member, (ii) 142,814 shares held directly by Kirk Eye Center, S.C., of which Dr. Scott Kirk is an officer, director and 50% stockholder, (iii) 39,007 shares held directly by Dr. Scott Kirk; (iv) 5,857 restricted shares of our common stock; and (v) 25,666 options which are exercisable within 60 days of January 15, 2011. Accordingly, Dr. Scott Kirk has sole dispositive and voting power with respect to 70,530 shares of our common stock and shared dispositive and voting power with respect to 363,700 shares of our common stock.

(11)

Includes 35,453 shares of our common stock which are held by R. Judd Jessup and Charlene Lynne Jessup, as Trustees for the R. Judd Jessup and Charlene Lynne Jessup Living Trust u/a/d May 6, 1991. Includes 533 shares held by Mr. Jessup’s family members. Mr. Jessup disclaims beneficial ownership of all 533 of these shares except to the extent of his pecuniary interest therein. Also includes 5,857 restricted shares of our common stock and 50,666 options which are exercisable within 60 days of January 15, 2011.

(12)	Includes 5,857 restricted shares of our common stock and 25,666 options which are exercisable within 60 days of January 15, 2011.

(13)	Includes 5,857 restricted shares of our common stock and 23,861 options which are exercisable within 60 days of January 15, 2011.

(14)	Includes 5,857 restricted shares of our common stock and 58,999 options which are exercisable within 60 days of January 15, 2011.

(15)	Includes 134,773 restricted shares of our common stock and 663,272 options which are exercisable within 60 days of January 15, 2011.

(16)

By virtue of the voting agreements entered into between Surgery Partners and each of our directors and executive officers, Surgery Partners, Merger Sub and the other entities affiliated with H.I.G. may be deemed to have acquired beneficial ownership of the 837,652 shares of our common stock currently owned in the aggregate by our directors and executive officers.  Surgery Partners, Merger Sub and the other entities affiliated with H.I.G. expressly disclaim beneficial ownership of such shares.  The address for each of Surgery Partners, Merger Sub and the other entities affiliated with H.I.G.  is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.  None of the executive officers of Parent, Merger Sub and the other entities affiliated with H.I.G. directly own any shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans—The following table summarizes the Company’s employee stock purchase plan and various stock incentive plans as of December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Options
Equity compensation plans approved by security holders	1,081,832	(1)	$13.39	286,652
Equity compensation plans not approved by security holders (2)	67,855	(3)	$9.47	2,459
Total Options	1,149,687		$13.16	289,111
Stock Purchase Plan
Equity compensation plans approved by security holders	N/A		N/A	44,177	(4)
Equity compensation plans not approved by security holders	—		—	—

(1)

Represents awards under the Company’s Second Amended and Restated 1999 Stock Incentive Plan (the “1999 Plan”) and Second Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). The Company’s stockholders approved each of the 1999 Plan and 2005 Plan at the annual stockholder meetings in May 2000 and June 2005, respectively. Stockholders most recently approved amendments to the 2005 Plan at the Company’s 2009 Annual Meeting of Stockholders. This figure does not include 199,413 shares of restricted stock issued and outstanding as of December 31, 2010 under the 2005 Plan.

(2)

Does not include the NovaMed, Inc. Amended and Restated 2005 Restricted Stock Plan, which was not approved by stockholders. 83,333 restricted shares of Common Stock were issued under this plan to Mr. Hall upon his appointment in 2005 and no shares remain available for issuance under this plan.

(3)

The Board of Directors approved the 2000 Stock Incentive Plan on February 16, 2000 (the “2000 Plan”), which was amended and restated in December 2006. The total number of shares reserved and available for issuance under the 2000 Plan was 166,666. Under the terms of the 2000 Plan as originally adopted, no awards could be made after May 16, 2000. The Board of Directors adopted the 2001 Stock Incentive Plan on April 2, 2001 (the “2001 Plan”), which was amended and restated in December 2006. The total number of shares reserved and available for issuance under the 2001 Plan was 233,333. All other provisions of both of the 2000 Plan and 2001 Plan are substantially similar to the 1999 Plan.

(4)

Represents future shares of Common Stock that are available for issuance under the Company’s Amended and Restated 1999 Stock Purchase Plan approved by the Company’s stockholders at its annual stockholder meetings in May 2000 and May 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Real Property Leases

The Company has a lease agreement with First Colonial Trust Company, as trustee on behalf of Scott H. Kirk, M.D., a member of the Board of Directors, to lease approximately 4,000 square feet for the Company’s ambulatory surgery center that it owns and operates at this location. The Company paid $167,848 in rent during 2010. As of January 15, 2011, Dr. Kirk also beneficially owns more than 5% of the Company’s Common Stock.

National Medical Director and Limited Liability Company Member

Scott H. Kirk, M.D., a member of the Board of Directors, is also the Company’s National Medical Director and a 19.5% member of NovaMed Surgery Center of River Forest, LLC, a subsidiary of the Company that owns and operates an ambulatory surgery center in River Forest, Illinois. A wholly owned subsidiary of the Company, NovaMed Management Services, LLC, is the majority owner and manager of this entity. In consideration for his duties as National Medical Director, on May 23, 2002, the Company granted Dr. Kirk options to acquire 100,000 shares of the Company’s Common Stock. The options vested monthly over a four-year period and are now fully vested. Dr. Kirk exercised these options in May 2009. Dr. Kirk received $74,235 in distributions from NovaMed Surgery Center of River Forest, LLC for the year ending December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following is a description of the fees billed to the Company by its independent registered public accounting firm, BDO USA, LLP (“BDO”), during the years ended December 31, 2010 and 2009.

	2010	2009
Audit, Audit-Related and Tax Preparation and Compliance Fees:
Audit Fees (1):	$415,685	$406,039
Audit-Related Fees:	$—	$—
Tax Fees—Preparation and Compliance:	$—	$—
Total Audit, Audit-Related and Tax Preparation and Compliance Fees	$415,685	$406,039
Other Non-Audit Fees:
Tax Fees—Other:	$—	$—
Total Non-Audit Fees	$—	$—
Total Fees	$415,685	$406,039

(1) Represents the aggregate fees and expenses billed for the audit of the Company’s consolidated financial statements and the audit of the Company’s internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services provided in connection with other filings during the fiscal year.

The Company’s Audit Committee approved all of the above services provided by BDO, in each case, prior to BDO’s engagement with respect thereto. The Company currently has no formal Audit Committee pre-approval procedures in place that permit management to engage the auditors with respect to additional services. It is currently the Company’s policy that the Audit Committee approves in advance all services to be provided by the auditors.

PART IV

ITEM 15: EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(b) The exhibits listed in the Exhibit Index are attached and incorporated herein by reference and filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVAMED, INC.

By:	/s/ THOMAS S. HALL
Thomas S. Hall
President, Chief Executive Officer and
Chairman of the Board

SIGNATURE

/s/ Thomas S. Hall	April 22, 2011
Thomas S. Hall	Date
President, Chief Executive Officer and
Chairman of the Board
(on behalf of Registrant and as principal executive
officer)

/s/ Scott T. Macomber	April 22, 2011
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial
officer)

/s/ John P. Hart	April 22, 2011
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
2.1(A)	Purchase Agreement dated as of June 1, 2007 with members of Surgery Center of Kalamazoo, LLC
2.2(B)	Agreement and Plan of Merger, dated as of January 20, 2011, among Surgery Center Holdings, Inc., Wildcat Merger Sub, Inc. and NovaMed, Inc.
2.2(B)	Form of Voting Agreement, dated as of January 20, 2011, by and among Surgery Center Holdings, Inc. and each of the Company’s directors and executive officers (and certain affiliates)
3.1(C)	Amended and Restated Certificate of Incorporation of the Registrant
3.2(D)	Amended and Restated Bylaws of the Registrant
3.3(E)	Certificate of Ownership and Merger
4.1(F)	Specimen stock certificate representing Common Stock
4.2(G)	Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee
4.3(G)	First Supplemental Indenture, dated as of June 27, 2007, between Registrant and LaSalle Bank National Association, Trustee
4.4(G)	Form of Note issued pursuant to the Indenture and First Supplemental Indenture
4.5(G)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding warrants sold by Registrant to Deutsche Bank AG London
4.6(H)

Instrument of Resignation, Appointment and Acceptance dated September 18, 2008 pursuant to which U.S. Bank National Association replaced LaSalle Bank National Association as Trustee under the Indenture

10.1(I)	Registrant’s Second Amended and Restated 1999 Stock Purchase Plan
10.2(F)	Indemnification Agreement
10.3(J)	Employment Agreement dated July 31, 2009 with Scott T. Macomber
10.4(K)	Form of Stock Option Agreement for stock option awards under the 2005 Stock Incentive Plan
10.5(L)	Asset Contribution and Exchange Agreement dated as of August 15, 2005 with Center for Outpatient Surgery
10.6(J)	Employment Agreement dated July 31, 2009 with Thomas S. Hall
10.7(M)	Asset Contribution and Exchange Agreement dated as of February 21, 2006 with Preston Plaza Surgery Center, LLP
10.8(N)	Asset Contribution and Exchange Agreement dated as of October 3, 2006 with Surgery Center of Cleveland, LLC
10.9(H)	Seventh Amended and Restated Credit Agreement dated as of August 31, 2009
10.10(O)	Registrant’s Second Amended and Restated Stock Incentive Plan
10.11(O)	Registrant’s Amended and Restated 2000 Employee Stock Incentive Plan
10.12(O)	Registrant’s Amended and Restated 2001 Employee Stock Incentive Plan
10.13(O)	Registrant’s Amended and Restated 2005 Restricted Stock Plan

Exhibit Number	Exhibit
10.14(P)	Registrant’s Second Amended and Restated 2005 Stock Incentive Plan
10.15(C)	Form of Restricted Stock Award Agreement for restricted stock awards under the 2005 Stock Incentive Plan
10.16(G)	Confirmation, dated June 21, 2007, between Deutsche Bank AG London and Registrant regarding a convertible note hedge transaction
10.17(Q)	Amended and Restated Executive Incentive Compensation Plan
10.18(J)	Employment Agreement dated July 31, 2009 with Graham B. Cherrington
21(R)	Subsidiaries of the Registrant
23.1(R)	Consent of BDO USA, LLP
31.1	Certification by the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(R)	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(N)          Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2006.

(O)          Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(P)           Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 26, 2009.

(Q)          Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

(R)          Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2011.