Form 10-Q
period 2011-03-31
NOVAMED INC
filed 2011-05-03
CIK 1086939

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, there were outstanding 7,989,180 shares of the registrant’s common stock, par value $.01 per share.

NOVAMED, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 2011

Part I.  FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements (unaudited)

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents, including $1,827 and $2,906 of restricted cash, respectively	$2,962	$4,521
Accounts receivable, net of allowances of $12,564 and $13,117, respectively	20,257	18,333
Notes and amounts due from related parties	449	449
Inventory	2,530	2,542
Prepaid expenses and deposits	1,156	1,409
Current tax assets	3,124	2,963
Total current assets	30,478	30,217
Property and equipment, net	14,760	15,238
Goodwill	194,417	194,417
Other intangible assets, net	2,167	2,221
Other assets, net	597	760
Total assets	$242,419	$242,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,903	$9,936
Accrued expenses and income taxes payable	5,438	5,384
Current maturities of long-term debt	21,324	25,108
Total current liabilities	37,665	40,428
Long-term debt, net of current maturities	3,918	4,274
Convertible subordinated debt, net of unamortized debt discount of $6,959 and $8,292 respectively	68,041	66,708
Other long-term liabilities	192	198
Deferred income taxes	17,653	16,976
Commitments and contingencies
Stockholders’ equity:
NovaMed, Inc. stockholders’ equity:
Common stock, $0.01 par value, 27,253,000 shares authorized, 10,376,892 and 10,367,112 shares issued at March 31, 2011 and December 31, 2010, respectively	101	101
Additional paid-in-capital	116,792	116,413
Retained earnings	2,603	1,668
Accumulated other comprehensive loss	(2)	(6)
Treasury stock, at cost, 2,417,823 and 2,412,399 shares at March 31, 2011 and December 31, 2010, respectively	(19,186)	(19,115)
Total NovaMed, Inc. stockholders’ equity	100,308	99,061
Noncontrolling interests	14,642	15,208
Total stockholders’ equity	114,950	114,269
Total liabilities and stockholders’ equity	$242,419	$242,853

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data; unaudited)

	Three months ended March 31,
	2011	2010
Net revenue:
Surgical facilities	$29,682	$30,553
Product sales and other	5,869	5,892
Total net revenue	35,551	36,445

Operating expenses:
Salaries, wages and benefits	11,138	11,334
Cost of sales and medical supplies	8,614	8,475
Selling, general and administrative	7,370	6,896
Depreciation and amortization	1,076	1,331
Total operating expenses	28,198	28,036

Operating income	7,353	8,409

Interest (income) expense, net	2,080	2,279
Other (income) expense, net	1	20
Income before income taxes	5,272	6,110
Income tax provision	610	988
Income from continuing operations	4,662	5,122
Loss from discontinued operations	—	(177)
Net income	4,662	4,945

Net income attributable to noncontrolling interests	3,727	3,609

Net income attributable to NovaMed, Inc.	$935	$1,336

Amounts attributable to NovaMed, Inc.:
Income from continuing operations	$935	$1,513
Loss from discontinued operations	—	(177)
Net income attributable to NovaMed, Inc.	$935	$1,336

Basic earnings per common share attributable to NovaMed, Inc.:*
Income from continuing operations	$0.12	$0.20
Loss from discontinued operations	—	(0.02)
Net income	$0.12	$0.18

Diluted earnings per common share attributable to NovaMed, Inc.: *
Income from continuing operations	$0.12	$0.19
Loss from discontinued operations	—	(0.02)
Net income	$0.12	$0.17

Weighted average common shares outstanding *	7,763	7,628
Dilutive effect of stock options and restricted stock *	217	206
Diluted weighted average common shares outstanding *	7,980	7,834

* Adjusted for 1-for-3 reverse stock split effective June 1, 2010 (Note 1)

The notes to the interim condensed consolidated financial statements are an integral part of these statements

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total NovaMed, Inc. Stockholders’ Equity	Noncontrolling Interests
Balance, December 31, 2010	$101	$116,413	$1,668	$(6)	$(19,115)	$99,061	$15,208

Net income	—	—	935	—	—	935	3,727
Unrealized gain on interest rate swaps	—	—	—	4	—	4	1
Total comprehensive income						939	3,728
Shares issued - employee stock purchase plan	—	32	—	—	—	32	—
Stock options exercised, net	—	25	—	—	—	25	—
Restricted stock activity	—	—	—	—	(71)	(71)	—
Stock compensation expense	—	324	—	—	—	324	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,693)
Other changes to noncontrolling interests	—	(2)	—	—	—	(2)	399

Balance, March 31, 2011	$101	$116,792	$2,603	$(2)	$(19,186)	$100,308	$14,642

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands; unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,662	$4,945
Adjustments to reconcile net income to net cash provided by operations
Depreciation and amortization	1,076	1,398
Deferred income taxes	505	869
Stock-based compensation	324	425
Amortization of subordinated debt fees	160	161
Non-cash subordinated debt interest	1,202	1,101
Amortization of deferred financing fees	136	146
Loss on disposal of equipment	1	92
Changes in operating assets and liabilities:
Accounts receivable	(1,914)	(1,156)
Inventory	12	(39)
Other current assets	205	158
Accounts payable and accrued expenses	1,044	1,623
Net cash provided by operating activities	7,413	9,723

Cash flows from investing activities:
Net proceeds (payments) from noncontrolling interest transactions	433	(61)
Purchases of property and equipment	(283)	(234)
Proceeds from sale of equipment	6	—
Net cash provided by (used in) investing activities	156	(295)

Cash flows from financing activities:
Borrowings under revolving line of credit	13,200	12,200
Payments under revolving line of credit	(16,700)	(14,400)
Restricted stock tax withholdings	(71)	(29)
Proceeds from the issuance of common stock	46	86
Distributions to noncontrolling interests	(4,693)	(4,328)
Payments of other debt, debt issuance fees and capital lease obligations	(910)	(1,646)
Net cash used in financing activities	(9,128)	(8,117)

Net increase (decrease) in cash and cash equivalents	(1,559)	1,311
Cash and cash equivalents, beginning of period	4,521	3,884
Cash and cash equivalents, end of period	$2,962	$5,195

The notes to the interim condensed consolidated financial statements are an integral part of these statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

1.               GENERAL

Merger with Surgery Partners

On January 20, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Surgery Center Holdings, Inc., a Delaware corporation (“Surgery Partners”), and Wildcat Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Surgery partners (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Surgery Partners.  The merger consideration is $13.25 per share, net to the seller in cash, without interest thereon and subject to applicable withholding taxes.  Completion of the Merger is subject to the approval of the Merger Agreement by holders of a majority of the outstanding shares of the Company’s common stock at a special meeting of stockholders scheduled for May 4, 2011.  If approved by the Company’s stockholders and if the other conditions to closing are satisfied, the Merger is expected to be completed as promptly as practicable on May 4, 2011 following the conclusion of the special meeting.  The Merger is subject to certain closing conditions and there can be no assurance that the Merger will be consummated on the expected date, or at all.

The accompanying unaudited financial statements do not include the effects of the Merger, nor do they include any adjustments associated with the purchase price allocation of the Merger.

Basis of Presentation:

The information contained in the interim consolidated financial statements and notes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2010, filed by NovaMed, Inc. with the Securities and Exchange Commission on Form 10-K.  The unaudited interim condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, include all normal recurring adjustments which management considers necessary for a fair presentation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Recently Issued Accounting Pronouncements:

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements.  The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010 and were adopted on January 1, 2011.  The adoption of this standard did not impact the Company’s consolidated financial statements.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

2.               STATEMENT OF CASH FLOWS — SUPPLEMENTAL

Supplemental cash information:

	Three months ended March 31,
	2011	2010
Interest paid	$387	$680
Income taxes paid	28	97

Non cash investing and financing activities:

During the first three months of 2011 and 2010, the Company obtained equipment by entering into capital leases for $268 and $100, respectively.

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

Balances as of:	March 31, 2011	December 31, 2010
Surgical supplies	$1,813	$1,817
Optical products	684	672
Other	33	53
Total inventory	$2,530	$2,542

4.               INTANGIBLE ASSETS

Goodwill balances by reportable segment are summarized in the table below:

	Goodwill
	Surgical	Product			Other
	Facilities	Sales	Other	Total	Intangibles
Balance December 31, 2010	$184,079	$9,397	$941	$194,417	$2,221
Acquisitions	—	—	—	—	—
Other	—	—	—	—	—
Amortization	—	—	—	—	(54)
Balance March 31, 2011	$184,079	$9,397	$941	$194,417	$2,167

As of March 31, 2011, the Company’s market capitalization of $105,060 exceeded the net book value of equity of $100,308 by $4,752.  As of December 31, 2010, the Company’s net book value of equity exceeded its market capitalization by $7,343.  The Company’s annual test for goodwill impairment conducted in December of each year considers the relationship between market capitalization and net book value of equity but does not consider it to be the basis for the test.  The Company’s annual test for goodwill impairment utilizes a market multiple approach to estimate the fair value of each of its reporting units.  For each reporting unit, the Company applies a range of enterprise value multiples obtained from various market sources to the respective budgeted EBITDA (earnings before interest, income taxes, depreciation and amortization) for the following year.  The Company further applies a fair value percentile to each range based on its estimate of what the Company would realize if it were to sell the reporting unit as a whole in an orderly transaction between market participants.  The EBITDA of the reporting units excludes certain corporate overhead expenses that, in the Company’s opinion, a market

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

participant would not incur in running the reporting unit.  When the Company’s market multiple approach results in an estimated fair value less than 5% greater than its carrying value, the Company also performs a discounted cash flow projection to determine fair value.  The Company believes this additional approach to estimating fair value serves two purposes.  When market multiples are readily available and fall within a reasonable range and there are not significant fluctuations in EBITDA in the reporting unit over time, the discounted cash flow approach provides another reference point for fair value.  In this case, the weighting of the two approaches will depend on specific circumstances such as the number of comparable transactions the Company has to derive the market multiple and the projected performance of the reporting unit as compared to its recent performance.  When there are significant fluctuations in EBITDA in the reporting unit over time and/or unique issues impacting near term results, the discounted cash flow approach provides a more relevant valuation methodology as short term issues are minimized in a multi-year projection.  In this case, the Company weights the discounted cash flow approach 100%.  During the Company’s 2010 annual goodwill assessment, its optical laboratory reporting unit had a market multiple fair value less than 5% greater than its carrying value.  Both the market multiple approach fair value and the discounted cash flow approach fair value exceeded the carrying value so there was no need to weight the two approaches.

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

During the first quarter of 2011, the Company repurchased a 29% interest in its Richmond, VA ASC for $319 from two physicians that had an option to sell back their interests to the Company.

The Company sold noncontrolling interests in five ASCs for proceeds of $752 during the first quarter of 2011.

6.               CONVERTIBLE SENIOR SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Senior Subordinated Notes

In June 2007, the Company issued $75,000 aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”).  At March 31, 2011, the Company had $68,041 in convertible subordinated debt outstanding, net of debt discount.  As of March 31, 2011, the fair value of the $75,000 Convertible Notes was approximately $74,250, based on the level 2 valuation hierarchy under ASC 820.  For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in the Company’s Annual Report filed on Form 10-K on March 16, 2011.

Revolving Credit Facility

Effective August 31, 2009, the Company amended its credit facility, decreasing the maximum commitment available under the facility from $125,000 to $80,000, consisting of a $50,000 revolving credit facility and a $30,000 term loan facility.  The expiration date of the credit facility was extended to December 15, 2011, however, if the Company has repaid or refinanced its Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012.  The maximum commitment available under the revolving credit facility is $50,000 or the maximum allowed under the calculated ratio limitations.  The $30,000 term loan facility requires quarterly repayments of $1,000, increasing to $1,250 and $1,500 commencing December 31, 2010 and December 31, 2011, respectively.  The amended credit agreement also includes an option allowing the Company to increase the maximum commitment available under the revolving credit facility to $95,000 under certain conditions.  At March 31, 2011, the Company had approximately $49,200 of potential borrowing availability under its revolving credit facility.  Interest on borrowings under the facility is payable at an annual rate equal to the Company’s lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and the Company’s ability to meet other financial covenants.  In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in the Company’s credit agreement.  The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends.  Under the terms of the credit agreement, the Company was subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times and 4.25 times for the quarters ended December 31, 2009 and December 31, 2010, respectively, and will decrease to 4.00 times for the quarter ended December 31, 2011 and thereafter.  The Company was also subject to a maximum senior leverage ratio of 2.50 times initially, which decreased to 2.25 times for the quarter ended December 31, 2010 and thereafter.  The Company is required to obtain the consent of its lenders for any acquisition exceeding $25,000 individually and $40,000 for all acquisitions consummated during the term of the credit agreement.  The credit facility is collateralized by certain assets of the Company.

At March 31, 2011, the Company had no borrowings outstanding under its revolving credit facility and $18,000 of borrowings outstanding under its term loan facility with a weighted average interest rate of 4.3% and was in compliance with all of its covenants.  The weighted average interest rate on credit line borrowings during the three months ended March 31, 2011 was 4.4%.  In addition, the Company paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

During 2008, the Company’s Orlando, Florida ASC, of which it owns a 62% interest, entered into a $3,300 installment note which matures on December 31, 2015.  Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%.  This note financed the cost of relocating this ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009.  As of March 31, 2011, there was $2,239 outstanding under this note.  This note is collateralized by certain assets of the Orlando ASC.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC, of which the Company owns a 51% majority interest, entered into a $4,000 installment note which matures on August 1, 2013.  Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%.  As of March 31, 2011, there was $1,569 outstanding under this note.  The ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%.  The ASC has recognized the fair value of this interest rate swap as a long-term liability of approximately $3 at March 31, 2011.

The fair value of the interest rate swaps is determined based on market interests for similar maturity periods.  Payments or receipts of cash under the interest rate swaps are shown as part of operating cash flow, consistent with the interest expense incurred pursuant to the credit facility and the installment note.

The Company has two outstanding letters of credit issued to two of its optical products buying group vendors.  One letter of credit in the amount of $630 expires on March 31, 2012 and one letter of credit in the amount of $203 expires on September 30, 2011.  The outstanding letters of credit reduce the amount available under the credit facility.

7.               OTHER COMPREHENSIVE INCOME

The Company reports other comprehensive income as a measure of changes in stockholders’ equity that resulted from recognized transactions and other economic events of the period from non-owner sources.  Other comprehensive income of the Company results from adjustments due to the fluctuation of the value of the Company’s interest rate swaps accounted for under ASC 815, Derivatives and Hedging.  One of the Company’s 51% owned subsidiaries entered into an interest rate swap during the second quarter of 2006.  The Company’s share of the negative value of the interest rate swaps was $2 at March 31, 2011 and is recorded as accumulated other comprehensive loss in the accompanying unaudited consolidated balance sheet.  See Note 6 for further discussion of the interest rate swaps.  The total comprehensive income attributable to NovaMed, Inc. for the three months ended March 31, 2011 and March 31, 2010 was $939 and $1,346, respectively.

8.               STOCK BASED COMPENSATION

The Company accounts for stock based compensation applying the provisions of ASC 718, Compensation-Stock Compensation.  ASC 718 applies to new awards and to awards that were outstanding as of December 31, 2005 that are

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first three months of 2011 and 2010 includes the portion vesting during the period for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.

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

Options are granted at market value on the date of the grant.  Options become exercisable over a four-year period with 1/8th  of the total options granted becoming exercisable six months from the date of the grant and 1/48th of the total options granted becoming exercisable each month thereafter.  Options generally have a term of ten years from the date of grant.  During the first three months of 2011 and 2010, the Company did not grant any options.

Other information pertaining to share-based activity during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense	$319	$419
Fair value of shares vested	386	361
Cash received from option exercises	14	38
Tax benefit from option exercises	—	25

The following is a summary of nonvested restricted share activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2010	199,414	$10.56
Granted	—	$—
Vested	(18,462)	$10.97
Canceled	—	$—
Nonvested at March 31, 2011	180,952	$10.52

At March 31, 2011, there was $1,819 of total unrecognized compensation cost related to nonvested stock options.  This cost will be recognized over a weighted average period of 2.7 years.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

A summary of stock based compensation activity within the Company’s stock-based compensation plans for the three months ended March 31, 2011 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,149,687	$13.16

Granted	—	$—
Exercised	(5,849)	$4.25
Terminated	(1,135)	$19.31

Outstanding at March 31, 2011	1,142,703	$13.20	4.4	$3,646

Exercisable at March 31, 2011	1,038,899	$13.69	4.1	$3,139

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of in-the-money stock options.  The total intrinsic value of stock options exercised during the first three months of 2011 was $52.  At March 31, 2011, there was $395 of unrecognized compensation expense related to non-vested stock options which is expected to be recognized over a weighted average period of 1.9 years.

The Company has an employee stock purchase plan (“ESPP”) for all eligible employees.  Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period.  Under this plan 3,931 and 5,513 shares were purchased during the three months ended March 31, 2011 and 2010, respectively.  Under the provisions of ASC 718, the Company recognized compensation expense of $5 and $6 during the first three months of 2011 and 2010, respectively.  At March 31, 2011, 40,246 shares were reserved for future issuance under the ESPP.

NOVAMED, INC. AND SUBSIDIARIES

NOTES TO THE INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Dollars in thousands, except per share data; unaudited)

9.               OPERATING SEGMENTS

The table below presents information about operating data and segment assets as of and for the three months ended March 31, 2011 and 2010:

	Surgical Facilities	Product Sales	Other	Corporate	Total
Three months ended March 31, 2011
Net revenue	$29,682	$4,059	$1,810	$—	$35,551
Earnings (loss) before taxes	7,584	1,003	60	(3,375)	5,272
Depreciation and amortization	885	110	30	51	1,076
Interest income	1	—	—	—	1
Interest expense	104	5	—	1,972	2,081
Capital expenditures	190	52	27	14	283
Accounts receivable	10,734	8,847	569	107	20,257
Identifiable assets	210,206	22,042	2,140	8,031	242,419

Three months ended March 31, 2010
Net revenue	$30,553	$3,943	$1,949	$—	$36,445
Earnings (loss) before taxes	7,587	1,087	273	(2,837)	6,110
Depreciation and amortization	1,105	120	30	76	1,331
Interest income	1	—	—	—	1
Interest expense	145	6	—	2,129	2,280
Capital expenditures	133	14	63	24	234
Accounts receivable	11,104	8,194	571	64	19,933
Identifiable assets	211,659	21,714	2,187	13,661	249,221

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition at March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010.  You should read the following discussion together with our consolidated financial statements and the related notes contained elsewhere in this quarterly report.  In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated or implied by these estimates and forward-looking statements as a result of certain factors, including those discussed in the CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS on page 20 of this quarterly report.

On January 20, 2011, we entered into the Merger Agreement, as further described in Note 1 above to our condensed consolidated financial statements.  The Merger Agreement was filed as an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2011.  The description of the Merger Agreement in Note 1 above is qualified in its entirety by reference to the full text of the Merger Agreement.

As a result of the Merger Agreement, we paid William Blair & Company a fee of $0.25 million which was earned upon delivery of its opinion during the first quarter of fiscal year 2011.  In addition, approximately $2.4 million will be payable to William Blair & Company upon the consummation of the Merger.

Overview

We consider our core business to be the ownership and operation of ambulatory surgery centers (ASCs).  As of March 31, 2011, we owned and operated 37 ASCs, of which 35 were jointly owned with physician-partners.  We also own other businesses including an optical laboratory, an optical products purchasing organization and a marketing products and services business.  In addition, we provide management services to two eye care practices.

Uncertainties in 2011

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

•                  Goodwill represents a significant portion of our total assets. At March 31, 2011, goodwill represented approximately 80% of total assets and 194% of NovaMed, Inc. stockholders’ equity. Goodwill represents the excess of cost over the fair value of the separately identifiable net assets acquired in connection with our acquisitions and affiliations. The value of this asset may not be realized. We regularly, and at least annually, evaluate whether events and circumstances have occurred that indicate all or a portion of the carrying amount of the assets of each of our reporting units may exceed fair value, in which case an impairment charge to earnings may become necessary. During 2010, our estimate of the fair value of the assets of some of our reporting units declined. This was due to a combination of operating performance as well as a decline in market multiples. While it was not necessary to record an impairment charge in 2010, a further decline in operating performance and/or market multiples could negatively impact the fair value of our goodwill. This could lead us to determine that our goodwill has suffered an impairment that requires us to write off a portion of the asset. Such a write-off could significantly reduce our total assets, result in a substantial non-cash charge to earnings, and cause us to be in default under the minimum net worth covenant in our credit facility. For this covenant, we are subject to a minimum net worth requirement that increases each quarter.

The minimum requirement is 75% of our net worth at June 30, 2009 plus 50% of our net income (without giving effect to any losses) for each quarter after June 30, 2009 plus 50% of the proceeds from any equity issuance since June 30, 2009 plus 50% of any incremental additive equity associated with any acquisitions.  Based on this definition, our minimum net worth requirement was $71.3 million compared to our actual net worth of $100.3 million as of March 31, 2011.  A goodwill impairment of $29.0 million would have caused us to be in violation of this covenant.  As of March 31, 2011, our market capitalization of $105.1 million exceeded net book value of equity of $100.3 million by $4.8 million.  As of December 31, 2010, our net book value of equity exceeded our market capitalization by $7.3 million.  Our annual test for goodwill impairment conducted in December of each year considers the relationship between market capitalization and net book value of equity but does not consider it to be the basis for the test.  Our annual test for goodwill impairment utilizes a market multiple approach to estimate the fair value of each of our reporting units.  For each reporting unit, we apply a range of enterprise value multiples obtained from various market sources to the respective budgeted EBITDA (earnings before interest, income taxes, depreciation and amortization) for the following year.  We further apply a fair value percentile to each range based on our estimate of what we would realize if we were to sell the reporting unit as a whole in an orderly transaction between market participants.  The EBITDA of the reporting units excludes certain corporate overhead expenses that, in our opinion, a market participant would not incur in running the reporting unit.  When our market multiple approach results in an estimated fair value less than 5% greater than its carrying value, we also perform a discounted cash flow projection to determine fair value.  We believe this additional approach to estimating fair value serves two purposes.  When market multiples are readily available and fall within a reasonable range and there are not significant fluctuations in EBITDA in the reporting unit over time, the discounted cash flow approach provides another reference point for fair value.  In this case, the weighting of the two approaches will depend on specific circumstances such as the number of comparable transactions we have to derive the market multiple and the projected performance of the reporting unit as compared to its recent performance.  When there are significant fluctuations in EBITDA in the reporting unit over time and/or unique issues impacting near term results, the discounted cash flow approach provides a more relevant valuation methodology as short term issues are minimized in a multi-year projection.  In this case, we weight the discounted cash flow approach 100%.

Results of Operations

The following table summarizes our operating results as a percentage of net revenue:

	Three months ended March 31,
	2011	2010
Net Revenue:
Surgical facilities	83.5%	83.8%
Product sales and other	16.5	16.2
Total net revenue	100.0	100.0

Operating expenses:
Salaries, wages and benefits	31.3	31.1
Cost of sales and medical supplies	24.2	23.2
Selling, general and administrative	20.7	18.9
Depreciation and amortization	3.0	3.7
Total operating expenses	79.2	76.9

Operating income	20.8	23.1

Interest expense (income), net	5.9	6.3
Other (income) expense, net	—	—
Income before income taxes	14.9	16.8
Income tax provision	1.7	2.7
Income from continuing operations	13.2	14.1
Loss from discontinued operations	—	(0.5)
Net income	13.2	13.6

Net income attributable to noncontrolling interests	10.5	9.9

Net income attributable to NovaMed, Inc.	2.7%	3.7%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Revenue

Consolidated.  Total net revenue decreased 2.5% from $36.4 million to $35.6 million.  Net revenue by segment is discussed below.

Surgical Facilities.  The table below summarizes surgical facilities net revenue and cases performed for the first quarter of 2011 and 2010.  Revenues generated from surgical facilities are derived from the fees charged for the cases performed in our ASCs and through our laser services agreements.  Our case volume is directly impacted by the number of ASCs we operate and their respective utilization rates.  Net surgical facilities revenue decreased 2.8% from $30.6 million to $29.7 million.  The decrease in net revenue was primarily the result of a 3.4% decrease in the number of cases performed offset by a 0.6% increase in the net revenue per case due to a change in case and payor mix.

	Three Months Ended March 31,		Increase
Dollars in thousands	2011	2010	(Decrease)

Surgical Facilities:
Same-facility:
Net revenue	$29,682	$30,553	$(871)
# of cases	25,569	26,475	(906)

New ASCs:
Net revenue	$—	$—	$—
# of cases	—	—	—

Product Sales and Other.  The table below summarizes net product sales and other revenue by significant business component.  Product sales and other revenue for the first quarter of 2011 remained flat at $5.9 million.  Net revenue at our optical laboratory business increased by $0.2 million due to an increase in existing customer orders and the addition of new customers.  Net revenue at our ophthalmology practice decreased by $0.1 million due to a decrease in patient visits.

	Three Months Ended March 31,		Increase
Dollars in thousands	2011	2010	(Decrease)

Product Sales:
Optical laboratories	$1,670	$1,483	$187
Optical products purchasing organization	1,263	1,304	(41)
Marketing products and services	619	655	(36)
Optometric practice/retail store	507	501	6
	4,059	3,943	116
Other:
Ophthalmology practice	1,810	1,949	(139)

Total Net Product Sales and Other Revenue	$5,869	$5,892	$(23)

Salaries, Wages and Benefits

Consolidated.  Salaries, wages and benefits expense decreased 1.7% from $11.3 million to $11.1 million.  As a percentage of net revenue, salaries, wages and benefits expense increased from 31.1% to 31.3%.  Salaries, wages and benefits expense by segment is discussed below.

Surgical Facilities.  Salaries, wages and benefits expense in our surgical facilities segment decreased 3.2% from $7.2 million to $7.0 million.  The decrease was the result of a decrease in cases at our ASCs and staff reductions.

Product Sales and Other.  Salaries, wages and benefits expense in our product sales and other segments was flat compared to the first quarter of 2010.

Corporate.  Salaries, wages and benefits expense was flat compared to the first quarter of 2010.

Cost of Sales and Medical Supplies

Consolidated.  Cost of sales and medical supplies expense increased 1.6% from $8.5 million to $8.6 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.2% to 24.2%.  Cost of sales and medical supplies expense by segment is discussed below.

Surgical Facilities.  Cost of sales and medical supplies expense in our surgical facilities segment decreased 1.2% from $7.2 million to $7.1 million.  As a percentage of net revenue, cost of sales and medical supplies expense increased from 23.4% to 23.8% which was primarily the result of some of our ASCs performing an increased number of high revenue/high cost procedures such as pain management implants and stimulators.

Product Sales and Other.  Cost of sales and medical supplies expense in our product sales and other segments increased 16.9% from $1.3 million to $1.5 million primarily due to an increase in a high revenue, high cost retinal procedure performed at our ophthalmology practice and an increase in customer orders at our optical laboratories.

Selling, General and Administrative

Consolidated.  Selling, general and administrative expense for the first quarter of 2011 increased 6.9% from $6.9 million to $7.4 million.  As a percentage of net revenue, selling, general and administrative expense increased from 18.9% to 20.7%.  Selling, general and administrative expense by segment is discussed below.

Surgical Facilities.  Selling, general and administrative expense in our surgical facilities segment decreased 2.4% from $6.3 million to $6.2 million.

Product Sales and Other.  Selling, general and administrative expense in our product sales and other segments was flat compared to the first quarter of 2010.

Corporate.  Corporate selling, general and administrative expense increased by $0.6 million due primarily to Merger related expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased 19.2% from $1.3 million to $1.1 million due to certain assets being fully depreciated at some of our ASCs.

Interest (Income) Expense, net.  Interest (income) expense, net decreased by $0.2 million primarily due to lower debt outstanding under our credit agreement.

Provision for Income Taxes. Our effective tax rate was unchanged at 39.5%. Our effective tax rate is affected by expenses that are deducted from operations in arriving at pre-tax income that are not allowed as a deduction on our federal income tax return.

Discontinued Operations.  On June18, 2010, one of our wholly owned subsidiaries sold substantially all of the assets of our MDnetSolutions business.  We reported the results of operations of this business within discontinued operations for all periods presented within the Consolidated Results of Operations.

Net Income Attributable to Noncontrolling Interests.  Noncontrolling interests in the earnings of our ASCs were $3.7 million in the first quarter of 2011 as compared to $3.6 million in 2010.

Liquidity and Capital Resources

Operating activities during the first three months of 2011 generated $7.4 million in cash flow compared to $9.7 million in the comparable 2010 period.  Cash flow from operating activities decreased by $1.1 million due to lower net income after adding back the following non-cash items: depreciation and amortization, amortization of subordinated debt fees, stock-based compensation expense, deferred income taxes, non-cash subordinated debt interest and the loss on disposal of equipment.  The contribution from changes in operating assets and liabilities decreased $1.2 million.  Changes in accounts receivable resulted in additional cash outflow of $0.8 million during the first three months of 2011 as compared to 2010 due to the timing of collections at some of our ASCs.  Changes in accounts payable and accrued expenses resulted in additional cash outflow of $0.6 million during the first three months of 2011 as compared to 2010 primarily due the timing of vendor payments and merger related expenses.

Cash flows provided by investing activities were $0.2 million during the first three months of 2011 compared to cash flow used in investing activities of $0.3 million during the first three months of 2010.  Investing activities during the first three months of 2011 included the purchase of property and equipment for $0.3 million and net proceeds from noncontrolling interest transactions of $0.4 million.  Investing activities during the first three months of 2010 included the purchase of property and equipment for $0.2 million and net payments from noncontrolling interest transactions of $0.1 million.

Cash flows used in financing activities were $9.1 million during the first three months of 2011 compared to $8.1 million during the first three months of 2010.  Cash flows used in financing activities during the first three months of 2011 included net payments of $3.5 million under our credit facility, distributions to noncontrolling interests of $4.7 million and $0.9 million of capital lease and other debt obligation payments.  Cash flows used in financing activities during the first three months of 2010 included net payments of $2.2 million under our credit facility, distributions to noncontrolling interests of $4.3 million, $1.6 million of capital lease and other debt obligation payments and proceeds of $0.1 million from the exercise of stock options and issuance of stock to employees as part of our employee stock purchase plan.

In June 2007, we issued $75.0 million aggregate principal amount of 1.0% convertible senior subordinated notes due June 15, 2012 (the “Convertible Notes”). Proceeds from the Convertible Notes were used to pay down $62.4 million of outstanding indebtedness on our revolving credit facility and to fund the $10.0 million net cost of the convertible note hedge and warrant transactions described below. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2007. The Convertible Notes rank subordinate to our senior debt and rank pari passu or senior to all of our other subordinated indebtedness. The Convertible Notes are convertible into shares of our common stock at an initial conversion price of $19.113 per share, or approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. At March 31, 2011, we had $68.0 million in convertible subordinated debt outstanding, net of debt discount. As of March 31, 2011, the fair value of the $75.0 million Convertible Notes was approximately $74.3 million, based on the level 2 valuation hierarchy under ASC 820 (formerly SFAS No. 157). Effective January 1, 2009, we adopted a new accounting standard included in ASC 470-20 (formerly FSP APB 14-1). ASC 470-20 applies to convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, when the conversion option does not need to be bifurcated and accounted for separately as a derivative instrument in accordance with ASC 815 (formerly FAS 133). ASC 470-20 requires that issuers of convertible debt instruments that, upon conversion, may be settled fully or partially in cash, must separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Additionally, debt issuance costs are required to be allocated in proportion to the allocation of the liability and equity components and accounted for as debt issuance costs and equity issuance costs, respectively. In accordance with the provisions of ASC 470-20, we determined that the fair value of our Convertible Notes at issuance in 2007 was approximately $52.1 million, and we designated the residual value of approximately $22.9 million as the equity component. Additionally, we allocated approximately $1.8 million of the $2.6 million original Convertible Notes issuance cost as debt issuance cost and the remaining $0.8 million as equity issuance cost. The adoption of ASC 470-20 added approximately $1.2 million and $1.1 million of non-cash interest expense to our first three months of 2011 and 2010 results of operations, respectively. This resulted in a reduction to net income of approximately $0.7 million ($0.09 per diluted share) in the first three months of 2011 and 2010. The adoption of ASC 470-20 does not have an impact on our cash flows.

The Convertible Notes include a net-share settlement feature that requires us to settle conversion of the notes in cash up to the notes’ principal amount and settle any excess of the Convertible Notes’ conversion value above their principal amount by delivering shares of our common stock, cash, or a combination of cash and common stock, at our option. The conversion value of the Convertible Notes is equal to the market price of our common stock multiplied by the conversion rate of approximately 52.3204 shares per $1,000 principal amount of Convertible Notes. A market price that exceeds the conversion price of $19.113 at the time of settlement results in excess conversion value above the original principal amount of $1,000. As a result of the net-share settlement feature, we will be able to substantially reduce the number of shares of common stock issuable in the event of the conversion of the Convertible Notes by repaying principal in cash instead of issuing shares of common stock for that amount. Additionally, we will not be required to include the underlying shares of common stock in the calculation of our diluted weighted average shares outstanding for earnings per share until our common stock price exceeds $19.113. For further discussion about the Convertible Notes, see Note 11 in the Notes to Consolidated Financial Statements in our Annual Report filed on Form 10-K on March 16, 2011.

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

Effective August 31, 2009, we amended our credit facility, decreasing the maximum commitment available under the facility from $125 million to $80 million, consisting of a $50 million revolving credit facility and a $30 million term loan facility. The expiration date of the credit facility was extended to December 15, 2011, however, if we repay or refinance our Convertible Notes prior to this date, the expiration date will be extended to August 31, 2012. The maximum commitment available under the revolving credit facility is $50 million or the maximum allowed under the calculated ratio limitations. The $30 million term loan facility requires quarterly repayments of $1 million commencing December 31, 2009, increasing to $1.25 million and $1.5 million commencing December 31, 2010 and December 31, 2011, respectively. The amended credit agreement also includes an option allowing us to increase the maximum commitment available under the revolving credit facility to $95 million under certain conditions. At March 31, 2011, we had approximately $49.2 million of potential borrowing availability under our revolving credit facility. Interest on borrowings under the facility is payable at an annual rate equal to our lender’s published base rate plus the applicable borrowing margin ranging from 0.75% to 3.00% or LIBOR plus a range from 2.75% to 5.00%, varying depending upon the calculated ratios and our ability to meet other financial covenants. In addition, a fee ranging from 0.25% to 0.50% is charged on the unused portion of the revolver commitment. The maximum borrowing availability and applicable interest rates under the credit facility are calculated based on a ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization, all as more fully defined in our credit agreement. The credit agreement contains customary covenants that include limitations on indebtedness, liens, capital expenditures, acquisitions, investments and share repurchases, as well as restrictions on the payment of dividends. Under the terms of the credit agreement, we were subject to a maximum total leverage ratio of 5.00 times initially, which decreased to 4.75 times and 4.25 times for the quarters ended December 31, 2009 and December 31, 2010, respectively, and will decrease to 4.00 times for the quarter ended December 31, 2011 and thereafter. We were also subject to a maximum senior leverage ratio of 2.50 times initially, which decreased to 2.25 times for the quarter ended December 31, 2010 and thereafter. We are required to obtain the consent of our lenders for any acquisition exceeding $25 million individually and $40 million for all acquisitions consummated during the term of the credit agreement.

At March 31, 2011, we had no borrowings outstanding under our revolving credit facility and $18.0 million of borrowings outstanding under our term loan facility with a weighted average interest rate of 4.3% and were in compliance with all of our covenants. The weighted average interest rate on credit line borrowings during the three months ended March 31, 2011 was 4.4%. In addition, we paid a fee ranging from 0.25% to 0.50% on the unused portion of the revolver commitment.

As of March 31, 2011, we had cash and cash equivalents of $3.0 million of which $1.8 million was restricted pursuant to agreements with six of our ASCs. As of March 31, 2011, we had working capital of negative $7.2 million. The negative working capital as of March 31, 2011 includes $18.0 million of debt under our term loan facility which is likely to mature December 15, 2011. Prior to the maturity date, we plan to negotiate another amendment to our credit facility to extend the term as well as provide for the ability to use borrowings from our credit facility to pay off our Convertible Notes when they mature in 2012. However, if we are unsuccessful in negotiating an amendment to our credit facility, this could negatively impact our ability to fund future operations and pay off our debt.

We expect our cash flow from operations to be sufficient to fund our operations for at least 12 months. Our future capital requirements and the adequacy of our available funds will depend on many factors, including the size and timing of future acquisition and expansion activities, capital requirements associated with our businesses, and the future cost of equipment.

Effective August 1, 2006, NovaMed Eye Surgery Center of New Albany, LLC (“New Albany ASC”), of which we own a 51% majority interest, entered into a $4 million installment note which matures on August 1, 2013. Interest is payable at the lender’s one month LIBOR rate, designated or published on the first of each month, plus 2.0%. As of March 31, 2011, there was $1.6 million outstanding under this note.  The New Albany ASC entered into a five-year interest rate swap agreement that effectively fixes the LIBOR rate on this debt at 5.51%. This note is collateralized by certain assets of the New Albany ASC.

During 2008, our Orlando, Florida ASC, of which we own a 62% interest, entered into a $3.3 million installment note which matures on December 31, 2015. Interest is payable on the outstanding principal balance at the lender’s one month LIBOR rate, designated or published on the first day of each month, plus 2.5%. The note financed the cost of relocating the ASC from Altamonte Springs, Florida to Orlando, Florida, which was completed in January 2009. As of March 31, 2011, there was $2.2 million outstanding under this note. This note is collateralized by certain assets of the Orlando ASC.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”).  ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements.  We adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements.  Those disclosures are effective for financial statements issued for fiscal years beginning after December 15, 2010 and were adopted on January 1, 2011.  The adoption of this standard did not impact our consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.  This Form 10-Q contains certain “forward-looking statements” that reflect our current expectations regarding our future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies that could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements.  These risks and uncertainties relate to our business, our industry and our common stock and include: the current economic recession and disruption in the financial markets; our current and future debt levels; our ability to access capital on a cost-effective basis to continue to successfully implement our growth strategy; reduced prices and reimbursement rates for surgical procedures; our ability to acquire, develop or manage a sufficient number of profitable surgical facilities; our ability to maintain successful relationships with the physicians who use our surgical facilities; our ability to grow and manage effectively our increasing number of surgical facilities; competition from other companies in the acquisition, development and operation of surgical facilities; the application of existing or proposed government regulations, or the adoption of new laws and regulations, that could limit our business operations, require us to incur significant expenditures or limit our ability to relocate our facilities; the risk that our stockholders do not approve the Merger; and the risk that the Merger is not consummated for other reasons.  These factors and others are more fully set forth in our Annual Report on Form 10-K under “Item 1A-Risk Factors”.  You should not place undue reliance on any forward-looking statements.  We undertake no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q to reflect the occurrence of unanticipated events, except as provided by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2010 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

C.                                    Issuer Repurchases of Equity Securities

The following table contains information regarding repurchases by the Company of shares of its outstanding equity securities during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Programs

01/01/2011 – 01/31/2011	—	$—	None	None
02/01/2011 – 02/28/2011	5,424	$13.14	None	None
03/01/2011 – 03/31/2011	—	$—	None	None

(1)          Represents an aggregate of 5,424 shares of restricted stock delivered by employees to the Company, upon vesting, to satisfy tax withholding requirements.

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

NOVAMED, INC.

/s/ Scott T. Macomber	May 3, 2011
Scott T. Macomber	Date
Executive Vice President and
Chief Financial Officer
(on behalf of Registrant and as principal financial officer)

/s/ John P. Hart	May 3, 2011
John P. Hart	Date
Vice President, Corporate Controller
(as principal accounting officer)